Form 10-Q
period 2013-06-30
Prothena Corp plc
filed 2013-08-13
CIK 1559053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of ordinary shares outstanding as of July 31, 2013 was 17,679,182.

PROTHENA CORPORATION plc

Form 10Q – QUARTERLY REPORT

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prothena Corporation plc

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$112,507	$124,860
Receivable from related party	55	223
Deferred tax assets	73	73
Prepaid expenses and other current assets	959	685

Total current assets	113,594	125,841
Non-current assets:
Property and equipment, net	3,729	3,442
Deferred tax assets	607	—

Total non-current assets	4,336	3,442

Total assets	$117,930	$129,283

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$779	$—
Accrued research and development	5,698	47
Income taxes payable	300	27
Other current liabilities	2,306	1,670

Total current liabilities	9,083	1,744
Non-current liabilities:
Deferred rent	1,417	1,055
Deferred tax liability	201	—

Total liabilities	10,701	2,799
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2013 and December 31, 2012
Issued and outstanding shares — none at June 30, 2013 and December 31, 2012
Ordinary shares, $0.01 par value:	177	177
Authorized shares — 100,000,000 at June 30, 2013 and December 31, 2012
Issued and outstanding shares — 17,679,182 at June 30, 2013 and December 31, 2012
Additional paid-in capital	127,650	126,652
Accumulated deficit	(20,598)	(345)

Total shareholders’ equity	107,229	126,484

Total liabilities and shareholders’ equity	$117,930	$129,283

(1)	Amounts have been derived from the December 31, 2012 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Prothena Corporation plc

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues—related party	$167	$735	$338	$1,139
Operating expenses:
Research and development	8,147	8,019	14,104	16,776
General and administrative	3,212	2,427	6,393	4,885

Total operating expenses	11,359	10,446	20,497	21,661

Loss from operations	(11,192)	(9,711)	(20,159)	(20,522)
Interest income, net	14	—	36	—

Loss before income taxes	(11,178)	(9,711)	(20,123)	(20,522)
Provision for income taxes	124	—	130	—

Net loss	$(11,302)	$(9,711)	$(20,253)	$(20,522)

Basic and diluted net loss per share	$(0.64)	$(0.67)	$(1.15)	$(1.42)

Shares used to compute basic and diluted net loss per share	17,679	14,497	17,679	14,497

See accompanying notes to condensed consolidated financial statements.

Prothena Corporation plc

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(20,253)	$(20,522)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	284	228
Share-based compensation	1,082	5,225
Deferred income taxes	(406)	—
Gain on disposal of fixed asset	(29)	—
Changes in operating assets and liabilities:
Receivable from related party	168	—
Other assets	(274)	(6)
Accounts payable, accruals and other liabilities	7,470	(3,913)

Net cash used in operating activities	(11,958)	(18,988)
Investing activities
Purchases of property and equipment	(340)	(171)
Proceeds from disposal of fixed asset	29	—

Net cash used in investing activities	(311)	(171)
Financing activities
Proceeds from funding provided by Elan	—	19,159
Post separation adjustments to the funding provided by Elan	(84)	—

Net cash (used in) provided by financing activities	(84)	19,159
Net decrease in cash and cash equivalents	(12,353)	—
Cash and cash equivalents, beginning of the year	124,860	—

Cash and cash equivalents, end of the period	$112,507	$—

Supplemental cash flow information
Cash paid for income taxes	$263	$—

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

Liquidity and Business Risks

As of June 30, 2013, the Company had an accumulated deficit of $20.6 million and cash and cash equivalents of $112.5 million. Based on the Company’s current business plans, management believes that the Company’s cash and cash equivalents at June 30, 2013 will be sufficient to meet the Company’s obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company will need additional capital. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash and cash equivalents, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and collaborative agreements with corporate partners or other arrangements.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended June 30, 2013, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2012 on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013 (“2012 Form 10-K”) and Note 2 of the “Notes to Condensed Consolidated Financial Statements” in its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2013, which was filed with the SEC on May 15, 2013 (“2013 First Quarter Form 10-Q”).

Basis of Preparation and Presentation of Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2012 Form 10-K.

The accompanying condensed consolidated financial statements prior to December 21, 2012 include allocations of direct costs and indirect costs attributable to the Prothena Business operations. The indirect costs included in the Company’s condensed consolidated financial statements relate to certain centralized support functions that were provided by Elan. The centralized support functions provided to the Prothena Business by Elan included, but were not limited to, accounting, information technology, taxation, legal, corporate strategy, investor relations, corporate governance and other professional services, employee benefit administration, including equity award and pension services, and cash and treasury management. Centralized support costs allocated to the Prothena Business for the three and six months ended June 30, 2012 were $2.1 million and $4.1 million, respectively. These costs have been allocated to the Prothena Business for the purposes of preparing the consolidated financial statements based on its estimated usage of the resources. The estimated usage of the central support resources allocated to the Prothena Business was determined by estimating its portion of the most appropriate driver for each category of central support costs such as headcount or labor hours, depending on the nature of the costs. The Company believes that such allocations have been made on a reasonable basis, but may not necessarily be indicative of the costs that would have been incurred if it had operated on a standalone basis.

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

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial positions, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2013 or any future periods.

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

Recent Accounting Pronouncements

As an Emerging Growth Company under the Jumpstart Our Business Startups Act (“JOBS Act”), unlike other public companies, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not Emerging Growth Companies. The Company has an extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company’s 2012 Form 10-K, that are of significance or potential significance to the Company.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1 —	observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	include other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3 —	unobservable inputs that are supported by little or no market activities, which would require the Company to develop its own assumptions.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities, valued using quoted prices in active markets, consist of $91.6 million and $103.5 million in money market funds included in cash and cash equivalents at June 30, 2013 and December 31, 2012, respectively.

4. Composition of Certain Balance Sheet Items

Property and Equipment

Property and equipment consisted of the following at (in thousands):

	June 30,	December 31,
	2013	2012
Machinery and equipment	$5,633	$5,449
Leasehold improvements	1,920	1,651
Purchased computer software	85	85

	7,638	7,185
Less: accumulated depreciation and amortization	(3,909)	(3,743)

	$3,729	$3,442

Depreciation expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

Other Current Liabilities

Other current liabilities consisted of the following at (in thousands):

	June 30,	December 31,
	2013	2012
Payroll and related expenses	$1,185	$1,592
Professional services	591	27
Other	530	51

	$2,306	$1,670

5. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding and restricted stock units. However, potentially issuable ordinary shares are not used in computing diluted net loss per share as their effect would be anti-dilutive due to the loss recorded during the periods presented, therefore diluted net loss per share is equal to basic net loss per share. Prior to the separation and distribution, the Company operated as part of Elan and not as a separate entity. As a result, the Company did not have any ordinary shares outstanding prior to December 21, 2012. The calculation of basic and diluted net loss per share assumes that the 14,497,000 shares issued to Elan shareholders in connection with the separation from Elan have been outstanding for all periods presented and that the 3,182,000 shares purchased by Elan upon separation have only been outstanding since December 20, 2012.

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(11,302)	$(9,711)	$(20,253)	$(20,522)

Denominator:
Weighted-average ordinary shares outstanding	17,679	14,497	17,679	14,497

Basic and diluted net loss per share	$(0.64)	$(0.67)	$(1.15)	$(1.42)

The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	June 30,
	2013	2012
Options to purchase ordinary shares	1,836	1,096
Restricted stock units	—	328

	1,836	1,424

6. Share-Based Compensation Expense

The Prothena Corporation plc 2012 Long Term Incentive Plan

The Company’s 2012 Long Term Incentive Plan (“LTIP”) provides for the issuance of ordinary share-based awards, including restricted shares, restricted stock units (“RSUs”), stock options, share appreciation rights and other equity-based awards, to its employees, officers, directors and consultants. Under the LTIP, the Company is authorized to issue a total of 2,650,000 shares. During the three and six months ended June 30, 2013, the Company granted 469,500 and 1,835,500 stock options, respectively, under its LTIP. At June 30, 2013, 814,500 shares remain available for grant.

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

As share-based compensation expense recognized in the condensed consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures were estimated based on estimated future turnover and historical experience.

The fair value of the options granted during the three and six months ended June 30, 2013 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2013
Expected volatility	84.5%	84.2%
Risk-free interest rate	1.7%	1.2%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	6.0	6.0
Weighted average fair value	$5.28	$4.56

The following table summarizes share-based compensation expense recognized for stock options during the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Research and development*	$226	$305
Selling, general and administrative	516	777

	$742	$1,082

*	Includes $0.1 million of share-based compensation expense related to an option grant to a consultant.

Share-based compensation expense will continue to have an adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2017 related to unvested share-based payment awards at June 30, 2013 is $6.4 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 3.1 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2013 (in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the year	—	$—
Granted	1,836	6.57

Outstanding at the end of the period	1,836	6.57	9.6	$11,643

Vested and expected to vest at the end of the period	1,637	6.56	9.6	10,391

Vested at the end of the period	—	—	—	—

Elan’s Share-based Compensation Awards

Prior to the separation and distribution of the Prothena Business on December 20, 2012, the Company’s employees had received share-based compensation awards under Elan’s equity compensation plans and, therefore, the following disclosures pertain to share-based compensation expense that was allocated to the Prothena Business related to Elan’s share-based equity awards. Elan’s equity award program provided for the issuance of stock options, RSUs and other equity awards to its employees, including employees that have directly and indirectly provided service to the Prothena Business. The share-based payment compensation expense recognized in these condensed consolidated financial statements includes all of the share-based payment expenses directly attributable to the

Prothena Business and an allocation of indirect expenses that have been deemed attributable to the Prothena Business for the three and six months ended June 30, 2012. The Company will not recognize any share-based compensation expense in relation to the existing Elan equity-based awards for periods after December 31, 2012 as its employees are not required to provide service after the separation and distribution in order to receive the benefits of the awards.

The following table summarizes share-based compensation expense recognized during the three and six months ended June 30, 2012 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012
Research and development	$1,652	$5,220
General and administrative	3	5

Total direct expense	1,655	5,225
General and administrative — allocated	410	886

	$2,065	$6,111

Share-based Compensation Expense

Share-based compensation expense was measured and recognized based on estimated grant date fair values. These awards include employee stock options and RSUs, and share purchases related to the Employee Equity Purchase Plan (“EEPP”). Share-based compensation cost for stock options and ordinary shares issued under Elan’s EEPP was estimated at the grant date based on each option’s fair value as calculated using an option-pricing model. Share-based compensation expense for RSUs was measured based on the closing fair market value of Elan’s ordinary shares on the date of grant. The value of awards expected to vest was recognized as an expense over the requisite service periods prior to the separation and distribution. Estimating the fair value of share-based awards as of the grant or vest date using an option-pricing model, such as the binomial model, was affected by Elan’s share price as well as assumptions regarding a number of complex variables. These variables included, but were not limited to, the expected share price volatility over the term of the awards, risk-free interest rates, and actual and projected employee exercise behaviors.

The following table summarizes share-based compensation expense related to award type during the three and six months ended June 30, 2012 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012
Restricted stock units	$988	$2,983
Stock options	667	2,242

Total direct	1,655	5,225
Total allocated	410	886

	$2,065	$6,111

The fair value of stock options was calculated using a binomial option-pricing model, taking into account the relevant terms and conditions. The binomial option-pricing model was used to estimate the fair value of Elan’s stock options because it better reflects the possibility of exercise before the end of the options’ respective lives. The binomial option-pricing model also integrated the possible variations in model inputs, such as risk-free interest rates and other inputs, which may change over the life of the options.

The implied volatility for traded options on Elan’s shares with remaining maturities of at least one year was used to determine the expected volatility assumption required in the binomial model. The risk-free interest rate assumption was based upon the observed interest rates appropriate for the term of the stock option awards. The dividend yield assumption is based on the history and expectation of dividend payouts.

As share-based compensation expense recognized in the condensed consolidated financial statements was based on awards ultimately expected to vest, it had been reduced for estimated forfeitures. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from estimates.

The fair value of options granted during the three and six months ended June 30, 2012 was estimated using the binomial option-pricing model with the following weighted-average assumptions:

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

7. Related Parties

Prior to December 20, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. Effective December 20, 2012, the Prothena Business separated from Elan. In connection with the plan of separation, Elan acquired an 18% interest in the Company (as calculated immediately following the acquisition).

As described elsewhere in these consolidated financial statements, the results of operations of the Prothena business for the time period prior to the separation include transactions with Elan. All of the revenue recognized by the Company for the three and six months ended June 30, 2013 consisted of fees arising from R&D services provided to Elan. Additionally, the results of operations for this time period include certain costs allocated from Elan to the Company for centralized support services.

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

TSA expenses recognized during the three and six months ended June 30, 2013 was $Nil and $0.5 million, respectively, of which $0.1 million was included in R&D expense and $0.4 million was included in general and administrative expense.

R&D Services Agreement

In December 2012, The Company entered into a Research and Development Services Agreement (“RDSA”) with Elan pursuant to which the Company will provide certain R&D services to Elan. The RDSA will, among other things, set out the scope of the services, the consideration to be paid for the services and the general principles around ownership of intellectual property as it relates to the services. The RDSA is expected to be in effect for a period of not less than two years. Either party is entitled to terminate the RDSA at any time by notice in writing to the other party if there has been a material breach by the other party or if the other party becomes insolvent or if the other party is in breach of any of its confidentiality obligations under the agreement. The amounts earned under this RDSA are recognized as related party revenues on the Condensed Consolidated Statement of Operations.

The services provided for under the RDSA include support for the ELND005 program (which include the provision of expert advice and opinion in the areas of nonclinical safety/toxicology and pharmacology, regulatory support for nonclinical sections of pertinent documents, conducting and interpreting externally conducted nonclinical studies, and support in respect of the identification and maintenance of nonclinical expert advisors as required). These services will be substantially similar to research services performed by the Company for Elan prior to the separation and distribution. There is also a fixed monthly charge of $7,500 to account for lab space and capital equipment used by Elan.

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

growth in costs and expenses;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents, and investments and other assets capable of being monetized to meet our liquidity requirements;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	extensive government regulation;

•	the volatility of our share price;

•	general changes in U.S. Generally Accepted Accounting Principles;

•	business disruptions caused by information technology failures; and

•	the other risks and uncertainties described in Part II, Item 1, “Risk Factors.”

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our 2012 Form 10-K.

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

We are a public limited company incorporated in Ireland. Our business, which for the period prior to the separation from Elan on December 20, 2012 we refer to as the Prothena Business, consists of a substantial portion of Elan’s former drug discovery business platform, including Neotope Biosciences Limited (and its wholly-owned subsidiary Prothena Biosciences Inc) and Onclave Therapeutics Limited, each former wholly-owned subsidiaries of Elan. Our condensed consolidated financial statements included in this report for the periods prior to December 21, 2012 have been derived from Elan’s historical accounting records and reflect significant allocations of direct costs and expenses. All of the allocations and estimates in these condensed consolidated financial statements are based on assumptions that we believe are reasonable. However, the condensed consolidated financial statements do not necessarily represent our financial position or results of operations had we been operating as a separate independent entity. See “Critical Accounting Policies and Estimates” below as well as Note 2 of the “Notes to the Condensed Consolidated Financial Statements” included in Item 1 of this report and in Note 2 of the “Notes to the Consolidated Financial Statements” included in Item 8 of our 2012 Form 10-K.

The Separation and Distribution

Elan’s board of directors and its management team periodically assesses the optimal alignment of Elan’s assets, and in particular the benefits and risks of maintaining both a late-stage products development business and an early-stage discovery business and the income statement dynamics such businesses present to the marketplace and Elan shareholders. On August 13, 2012, Elan announced that its board of directors had approved the separation of Elan and its drug discovery business into two independent, publicly traded companies: Elan and Prothena. On December 7, 2012, the Elan board of directors approved a deemed in specie distribution by Prothena issuing directly to the holders of Elan ordinary shares and Elan American Depository Shares, or ADS, on a pro rata basis, Prothena ordinary shares representing 99.99% of Prothena’s outstanding shares (with the remaining 0.01% of Prothena’s outstanding shares, which were previously issued to the original incorporators of Prothena and which we refer to as the “incorporator shares,” being mandatorily redeemed by Prothena after the related demerger). On December 12, 2012, shareholders of Elan voted to approve the “in specie distribution” as required by Elan’s Articles of Association. On December 20, 2012, each holder of Elan ordinary shares or ADSs received 1 Prothena ordinary share for every 41 Elan ordinary shares or Elan ADSs held at the close of business on the record date for the distribution, subject to certain conditions.

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

Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. Our condensed consolidated financial statements for the three and six months ended June 30, 2012 have been prepared on a “carve-out” basis from the consolidated financial statements of Elan to represent our financial performance as if we had existed on a stand-alone basis during the three and six months ended June 30, 2012.

Prior to the separation and distribution on December 20, 2012, centralized support costs were allocated to us for the purposes of preparing the condensed consolidated financial statements based on our estimated usage of the resources. Our estimated usage of the centralized support resources was determined by estimating our portion of the most appropriate driver for each category of centralized support costs such as headcount or labor hours, depending on the nature of the costs. We believe that such allocations were made on a reasonable basis, but may not necessarily be indicative of the costs that would have been incurred if we had operated on a standalone basis. For additional information regarding the basis of preparation, refer to Note 2 of the “Notes to the Condensed Consolidated Financial Statements” included in Item 1 of this report.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates.

Carve-out of the Results of Operations, Financial Condition and Cash Flows of the Prothena Business

Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. Our condensed consolidated financial statements have been prepared on a “carve-out” basis from the consolidated financial statements of Elan to represent the financial position and performance of Prothena as if we had existed on a stand-alone basis during the three and six months ended June 30, 2012, and as if Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 810, Consolidation, had been applied throughout. The condensed consolidated financial statements have been prepared in conformity with GAAP, by aggregating financial information from the components of Prothena described in Note 1 of the “Notes to Condensed Consolidated Financial Statements,” included in Item 1 of this report.

The accompanying condensed consolidated financial statements include allocations of direct costs and indirect costs attributable to our operations. Indirect costs relate to certain support functions that were provided on a centralized basis within Elan. The support functions provided to us by Elan included, but were not limited to: accounting, information technology, taxation, legal, corporate strategy, investor relations, corporate governance and other professional services, employee benefit administration, including equity award and pension services, and cash and treasury management. Central support costs of our business for the three and six months ended June 30, 2012 were $2.1 million and $4.1 million, respectively. These costs have been allocated to us for the purposes of preparing the condensed consolidated financial statements based on our estimated usage of the resources. Our estimated usage of the central support resources was determined by estimating our portion of the most appropriate driver of each category of central support costs such as headcount or labor hours, depending on the nature of the costs. We believe that such allocations have been made on a reasonable basis, but may not necessarily be indicative of the costs that would have been incurred if we had operated on a standalone basis.

Recent Accounting Pronouncements

As an Emerging Growth Company under the JOBS Act, unlike other public companies, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not Emerging Growth Companies. The Company has an extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in our 2012 Form 10-K, that are of significance or potential significance to us.

Results of Operations

Results for the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30,		Increase (Decrease)
	2013	2012	$	%
	(in thousands, except percents)
Revenues—related party	$167	$735	$(568)	(77)%
Operating expenses:
Research and development	8,147	8,019	128	2
General and administrative	3,212	2,427	785	32

Total operating expenses	11,359	10,446	913	9

Loss from operations	(11,192)	(9,711)	1,481	15
Interest income, net	14	—	14	nm

Loss before income taxes	(11,178)	(9,711)	1,467	15
Provision for income taxes	124	—	124	nm

Net loss	$(11,302)	$(9,711)	1,591	16

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	$	%
	(in thousands, except percents)
Revenues—related party	$338	$1,139	$(801)	(70)%
Operating expenses:
Research and development	14,104	16,776	(2,672)	(16)
General and administrative	6,393	4,885	1,508	31

Total operating expenses	20,497	21,661	(1,164)	(5)

Loss from operations	(20,159)	(20,522)	(363)	(2)
Interest income, net	36	—	36	nm

Loss before income taxes	(20,123)	(20,522)	(399)	(2)
Provision for income taxes	130	—	130	nm

Net loss	$(20,253)	$(20,522)	(269)	(1)

nm – not meaningful

Revenue

Revenue for the three and six months ended June 30, 2013 and 2012 was comprised of fees earned from the provision of R&D services to Elan.

During the three and six months ended June 30, 2013, total revenues decreased $0.6 million and $0.8 million, or 77% and 70%, compared to the three and six months ended June 30, 2012, respectively. The decrease was primarily due to a reduction in the scope of the R&D services provided to Elan.

Operating Expenses

Total operating expenses consist of R&D expenses and general and administrative, or G&A, expenses. Operating expenses for the three and six months ended June 30, 2013 was $11.4 million and $20.5 million, respectively, compared to $10.4 million and $21.7 million for the three and six months ended June 30, 2012, respectively. R&D expenses primarily consist of employee and related expenses, costs associated with preclinical activities and regulatory operations, share-based compensation and other research costs we incurred in providing research services to Elan’s ELND005 program. G&A expenses primarily consist of professional services expenses, management compensation expenses and, for the three and six months ended June 30, 2012, certain centralized support costs that had been allocated to us by Elan based on estimated usage of resources by us. Share-based compensation expense during the three and six months ended June 30, 2012 was allocated to us by Elan. For additional information regarding the allocation of centralized G&A expenses, refer to Note 2 of the “Notes to Condensed Consolidated Financial Statements” included in Item 1 of this report and Note 1 of “Notes to the Consolidated Financial Statements” included in Item 8 of our 2012 Form 10-K.

Research and Development Expenses

For the three months ended June 30, 2013, R&D expenses increased by $0.1 million, or 2%, as compared to the three months ended June 30, 2012 and for the six months ended June 30, 2013, R&D expenses decreased by $2.7 million, or 16%, as compared to the six months ended June 30, 2012. The decrease for the six months ended June 30, 2013 as compared to the prior year period was primarily due to decreases in share-based compensation expense, personnel costs attributable to Prothena programs and external expenses related to our NEOD001 development program, partially offset by increases in costs related to our PRX002 and PRX003 programs.

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

The following table sets forth the R&D expenses for our major program (specifically, any program where an Investigational New Drug Application has been filed with the FDA), NEOD001, and other R&D expenses for the three and six months ended June 30, 2013 and 2012, and the cumulative amounts to date (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cummulative to Date
	2013	2012	2013	2012
NEOD001 (1)	$703	$1,888	$1,491	$3,841	$24,930
Other R&D (2)	7,444	6,131	12,613	12,935

	$8,147	$8,019	$14,104	$16,776

(1)	Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(2)	Other R&D is comprised of preclinical development and discovery programs that have not yet resulted in an Investigational New Drug Application filing with the FDA, including PRX002 and PRX003, and research costs we incurred in providing research services to Elan’s ELND005 program.

General and Administrative Expenses

For the three and six months ended June 30, 2013, G&A expenses increased by $0.8 million and $1.5 million, or 32% and 31%, respectively, compared to the three and six months ended June 30, 2012. G&A expenses consisted primarily of professional services fees (including payments to Elan under the Transitional Services Agreement), internal personnel costs and share-based compensation expense of $0.5 million and $0.8 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, G&A expenses was presented on a “carve-out” basis as the Prothena Business consisted of a substantial portion of Elan’s former drug discovery business platform, therefore the G&A expenses during the three and six months ended June 30, 2012 consisted of $0.3 million and $0.8 million, respectively, of direct expense incurred by the Prothena Business and $2.1 million and $4.1 million, respectively, of indirect expenses which was based on an allocation to the Prothena Business by Elan.

Taxation

Our operations were historically included in Elan’s consolidated U.S. federal and state income tax returns and in returns of certain Elan foreign subsidiaries. The current and deferred tax provision calculations have been prepared as if we were a separate taxable entity during the three and six months ended June 30, 2012 and are consistent with the asset and liability method prescribed by ASC 740, Income Taxes. The current and deferred tax provision and the related tax disclosures are not necessarily representative of the tax provision (benefit) that may arise for the Company in the future.

The tax provision for both the three and six months ended June 30, 2013 was $0.1 million compared to $Nil for both the three and six months ended June 30, 2012. The tax provision reflects U.S. federal and state taxes and the availability of Irish tax losses.

Liquidity and Capital Resources

Overview

Prior to the separation, our operating and capital resource requirements were funded by Elan. As part of the separation and distribution, Elan made a cash investment in us of $99.0 million, which we expect to be used to fund working capital expenses and for other general corporate purposes. Additionally, a wholly-owned subsidiary of Elan made a cash payment of $26.0 million to acquire 18% of our outstanding ordinary shares (as calculated immediately following the acquisition). As of June 30, 2013, we had $112.5 million in cash and cash equivalents. Based on our current business plan, we believe such cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months.

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

Cash Flows for the Six Months Ended June 30, 2013 and 2012

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net cash used in operating activities	$(11,958)	$(18,988)
Net cash used in investing activities	(311)	(171)
Net cash (used in) provided by financing activities	(84)	19,159

Net decrease in cash and cash equivalents	$(12,353)	$—

Cash Used in Operating Activities

Net cash used in operating activities was $12.0 million and $19.0 million during the six months ended June 30, 2013 and 2012, respectively, in each case consisting primarily of net losses (adjusted to exclude non-cash charges) and changes in working capital accounts. The decrease was primarily due to an increase in current liabilities.

Cash Used in Investing Activities

Net cash used in investing activities was $0.3 million and $0.2 million during the six months ended June 30, 2013 and 2012, respectively, consisting primarily of purchases of property and equipment.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.1 million during the six months ended June 30, 2013, consisting of the final settlement of liabilities as a result of our separation from Elan. Net cash provided by financing activities was $19.2 million during the six months ended June 30, 2012, reflecting funding provided by Elan.

Off-Balance Sheet Arrangements

At June 30, 2013, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Credit Risk

All of our accounts receivables are due from a single customer (Elan) to whom we provide R&D services. Due to Elan’s substantial financial resources, we do not believe that our credit risk is significant. As of June 30, 2013, our receivables from Elan total $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. Our 2012 Form 10-K includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our 2012 Form 10-K and 2013 First Quarter Form 10-Q. You should consider carefully the risk factors discussed in our 2012 Form 10-K, 2013 First Quarter Form 10-Q and in this report, and all other information contained in or incorporated by reference in this report before making an investment decision. If any of the risks discussed in the 2012 Form 10-K, 2013 First Quarter Report or this report actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our ordinary shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Risks Relating to Our Financial Position, Our Need for Additional Capital and Our Business

We have not generated any significant third party external revenue to date, and we anticipate that we will incur losses for the foreseeable future and we may never achieve or sustain profitability.

We may not generate the cash that is necessary to finance our operations in the foreseeable future. We have not generated any significant third party external revenues to date. We have incurred losses of $20.3 million for the six months ended June 30, 2013 and $41.4 million and $29.7 million for the years ended December 31, 2012 and 2011, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

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

As of June 30, 2013, we had cash and cash equivalents of $112.5 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2013	Prothena Corporation plc (Registrant)

/s/ Dale B. Schenk
Dale B. Schenk
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer

EXHIBIT INDEX

The following exhibits have been filed with this report:

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association of Prothena Corporation plc(1)

10.1#	Offer letter, dated April 18, 2013, between Prothena Biosciences Inc. and Karin L. Walker (2)

10.2	Amendment No. 1 to Tax Matters Agreement, dated June 25, 2013, by and between Elan Corporation, plc and Prothena Corporation plc

10.3†	Master Process Development and Clinical Supply Agreement, dated as of June 23, 2010, as amended August 1, 2011, by and among Elan Pharma International Limited, Neotope Biosciences limited and Boehringer Ingelheim Pharma GmbH & Co. KG

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K (for the year ended December 31, 2012) filed with the SEC on March 29, 2013, and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2013, and incorporated herein by reference.
#	Indicates management contract or compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
+	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.