Form 10-K/A
period 2013-12-31
Prothena Corp plc
filed 2014-06-06
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K/A
(Amendment No. 1)
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

Alexandra House The Sweepstakes, Ballsbridge Dublin 4, Ireland
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: 011-353-1-902-3519
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

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of Prothena Corporation plc for the year ended December 31, 2013, filed on March 7, 2014 (the “Form 10-K”), for the sole purpose of filing an updated version of Exhibit 10.4 hereto.

This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	June 6, 2014	Prothena Corporation plc (Registrant)

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

		S-1/A	333-191218	9/30/2013	2.2(b)

2.3	Intellectual Property License and Conveyance Agreement, dated December 20, 2012, by and among Neotope Biosciences Limited, Elan Pharma International Limited and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.2

2.4	Asset Purchase Agreement, dated December 20, 2012, between Elan Pharmaceuticals, Inc. and Prothena Biosciences Inc	8-K	001-35676	12/21/2012	2.3

3.1	Amended and Restated Memorandum and Articles of Association of Prothena Corporation plc	10-K	001-35676	3/29/2013	3.1

4.1	Reference is made to Exhibit 3.1

10.1(a)	Tax Matters Agreement, dated December 20, 2012, by and between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.1

10.1(b)	Amendment No. 1 to Tax Matters Agreement, dated June 25, 2013, by and between Elan Corporation, plc and Prothena Corporation plc	10-Q	001-35676	8/13/2013	10.2

10.2	Transitional Services Agreement, dated December 20, 2012, by and between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.2

10.3	Subscription and Registration Rights Agreement, dated as of November 8, 2012 by and among Prothena Corporation plc, Elan Corporation, plc and Elan Science One Limited	10/A	001-35676	11/30/2012	10.3

10.4†	License, Development, and Commercialization Agreement, dated December 11, 2013, by Neotope Biosciences Limited and Prothena Biosciences Inc with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.					X

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.5†	Master Process Development and Clinical Supply Agreement, dated as of June 23, 2010, as amended August 1, 2011, by and among Elan Pharma International Limited, Neotope Biosciences limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.6	Research and Development Services Agreement, dated December 20, 2012, by and between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.3

10.7#	Form of Deed of Indemnity	10/A	001-35676	11/30/2012	10.5

10.8(a)	Lease Agreement, dated as of March 18, 2010 between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.6

10.8(b)	First Amendment to Lease, dated as of November 18, 2011 between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.7

10.8(c)	Second Amendment to Lease, dated as of June 1, 2012 between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.8

10.8(d)	Third Amendment to Lease, dated as of October 3, 2012 between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.9

10.8(e)	Assignment of Tenant’s Interest in Lease and Assumption of Lease Obligations, dated as of December 2, 2012 between Elan Pharmaceuticals, Inc. and Prothena Biosciences Inc	10/A	001-35676	11/30/2012	10.10

10.8(f)	Fourth Amendment to Lease, dated as of November 30, 2013 between ARE-San Francisco No. 33, LLC and Prothena Biosciences, Inc.	8-K	001-35676	12/05/2013	10.1

10.9#	Prothena Corporation plc 2012 Long Term Incentive Plan	8-K	001-35676	12/21/2012	10.4

10.10#	Prothena Biosciences Inc Amended and Restated Severance Plan	10-K	001-35676	3/29/2013	10.12

10.11#	Prothena Corporation plc Incentive Compensation Plan	8-K	001-35676	12/21/2012	10.6

10.12	License Agreement, dated as of December 31, 2008 between the University of Tennessee Research Foundation and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.14

10.13#	Form of Deed of Indemnity for Former Officers and Directors	10/A	001-35676	12/13/2012	10.15

10.14#	Employment Agreement, dated January 22, 2013, between Prothena Biosciences Inc and Dale B. Schenk	8-K	001-35676	1/25/2013	10.1

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.15#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran Nguyen	8-K	001-35676	3/28/2013	10.1

10.16#	Offer letter, dated December 22, 2012, between Prothena Biosciences Inc and Gene Kinney	10-K	001-35676	3/29/2013	10.18

10.17#	Offer letter, dated March 19, 2013, between Prothena Biosciences Inc and Martin Koller	8-K	001-35676	3/28/2013	10.2

10.18#	Offer letter, dated December 14, 2012, between Prothena Biosciences Inc and Tara Nickerson	10-K	001-35676	3/29/2013	10.2

10.19#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

21.1	List of Subsidiaries	10-K	001-35676	3/7/2014	21.1

23.1	Consent of KPMG LLP, independent registered public accounting firm	10-K	001-35676	3/7/2014	23.1

23.2	Consent of independent registered public accounting firm, KPMG	10-K	001-35676	3/7/2014	23.2

24.1	Power of Attorney (see signature page hereto)	10-K	001-35676	3/7/2014	24.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-35676	3/7/2014	31.1

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-35676	3/7/2014	31.2

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-35676	3/7/2014	32.1

32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

101.INS+	XBRL Instance Document	10-K	001-35676	3/7/2014	101

101.SCH+	XBRL Taxonomy Extension Schema Document	10-K	001-35676	3/7/2014	101

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-35676	3/7/2014	101

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-35676	3/7/2014	101

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-35676	3/7/2014	101

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-35676	3/7/2014	101
_______________

*
Exhibit 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

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