Form 10-Q
period 2014-06-30
Prothena Corp plc
filed 2014-08-05
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of July 25, 2014 was 27,375,937.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$303,851	$176,677
Receivable from Roche	1,491	—
Receivable from related party	46	58
Deferred tax assets	82	81
Prepaid expenses and other current assets	1,549	1,406
Total current assets	307,019	178,222
Non-current assets:
Property and equipment, net	3,340	3,372
Deferred tax assets, non-current	1,298	816
Other non-current assets	28	—
Total non-current assets	4,666	4,188
Total assets	$311,685	$182,410
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,483	$1,790
Accrued research and development	5,730	1,542
Income taxes payable	406	184
Other current liabilities	3,692	3,890
Total current liabilities	11,311	7,406
Non-current liabilities:
Income taxes payable, non-current	19	—
Deferred rent	1,936	1,734
Total non-current liabilities	1,955	1,734
Total liabilities	13,266	9,140
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2014 and December 31, 2013
Issued and outstanding shares — none at June 30, 2014 and December 31, 2013
Ordinary shares, $0.01 par value:	267	219
Authorized shares — 100,000,000 at June 30, 2014 and December 31, 2013
Issued and outstanding shares — 26,663,437 and 21,856,261 at June 30, 2014 and December 31, 2013, respectively
Additional paid-in capital	320,351	214,392
Accumulated deficit	(22,199)	(41,341)
Total shareholders’ equity	298,419	173,270
Total liabilities and shareholders’ equity	$311,685	$182,410
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue	$14,984	$—	$47,080	$—
Revenue—related party	137	167	275	338
Total revenue	15,121	167	47,355	338
Operating expenses:
Research and development	8,615	8,147	17,957	14,104
General and administrative	4,937	3,212	9,810	6,393
Total operating expenses	13,552	11,359	27,767	20,497
Income (loss) from operations	1,569	(11,192)	19,588	(20,159)
Other income (expense):
Interest income	16	14	35	36
Other income (expense), net	1	—	(34)	—
Total other income (expense)	17	14	1	36
Income (loss) before income taxes	1,586	(11,178)	19,589	(20,123)
Provision for income taxes	296	124	447	130
Net income (loss)	$1,290	$(11,302)	$19,142	$(20,253)
Net income (loss) per share attributable to holders of ordinary shares
Basic	$0.06	$(0.64)	$0.87	$(1.15)
Diluted	$0.06	$(0.64)	$0.83	$(1.15)
Shares used to compute net income (loss) per share attributable to holders of ordinary shares
Basic	21,959	17,679	21,922	17,679
Diluted	22,898	17,679	22,927	17,679
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income (loss)	$19,142	$(20,253)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	357	284
Share-based compensation	2,781	1,082
Excess tax benefit from share-based award exercises	(252)	—
Deferred income taxes	(483)	(406)
Gain on disposal of fixed asset	—	(29)
Changes in operating assets and liabilities:
Receivable from Roche	(1,491)	—
Receivable from related party	12	168
Other assets	(138)	(274)
Accounts payable, accruals and other liabilities	4,177	7,470
Net cash provided by (used in) operating activities	24,105	(11,958)
Investing activities
Purchases of property and equipment	(353)	(340)
Proceeds from disposal of fixed asset	—	29
Net cash used in investing activities	(353)	(311)
Financing activities
Post separation adjustments to the funding provided by Elan	—	(84)
Proceeds from issuance of ordinary shares upon exercise of stock options	390	—
Excess tax benefit from share-based award exercises	252	—
Proceeds from issuance of ordinary shares in public offering, net	102,780	—
Net cash provided by (used in) financing activities	103,422	(84)
Net increase (decrease) in cash and cash equivalents	127,174	(12,353)
Cash and cash equivalents, beginning of the year	176,677	124,860
Cash and cash equivalents, end of the period	$303,851	$112,507

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$436	$263

Supplemental disclosures of non-cash investing and financing activities
Accrued offering costs	$280	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
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
The Company is a public limited company formed under the laws of Ireland. The Company separated from Elan Corporation Limited, formerly Elan Corporation, plc (“Elan”), which was subsequently acquired by Perrigo Company plc (“Perrigo”), on December 20, 2012. Prothena's business consists of a substantial portion of Elan's former drug discovery business platform, including Neotope Biosciences Limited and its wholly owned subsidiaries Onclave Therapeutics Limited and Prothena Biosciences Inc (which for the period prior to separation and distribution are collectively referred to herein as the “Prothena Business”). Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan’s shareholders (the “Separation and Distribution”), the Company's ordinary shares commenced trading on The NASDAQ Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The NASDAQ Global Select Market.
Liquidity and Business Risks
As of June 30, 2014, the Company had an accumulated deficit of $22.2 million and cash and cash equivalents of $303.9 million, respectively. In February 2014, the Company received $30.0 million upfront payment pursuant to a License, Development, and Commercialization Agreement ("License Agreement") with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, "Roche"). In addition, in May 2014 the Company received a $15.0 million payment from Roche upon achievement of a clinical milestone related to the initiation of the Phase 1 study for PRX002, which occurred in April 2014. In June 2014, the Company sold an aggregate of 4,750,000 ordinary shares for net proceeds of approximately $102.5 million, after deducting the underwriting discount and estimated offering expenses, in an underwritten public offering. Based on the Company's business plans, management believes that the Company's cash and cash equivalents at June 30, 2014 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
The Company is subject to a number of risks, including but not limited to: the uncertainty of the Company's research and development (“R&D”) efforts resulting in future successful commercial products; obtaining regulatory approval for its product candidates; its ability to successfully commercialize its product candidates, if approved; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the healthcare industry.
The Company is dependent on Boehringer Ingelheim to manufacture clinical supplies for its therapeutic antibody programs. An inability to obtain product supply could have a material adverse impact on the Company's business, financial condition and results of operations.

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Financial Statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. Although we achieved net income in the first six months of 2014, primarily as a result of the $30.0 million upfront payment and the $15.0 million milestone payment under the Roche License Agreement, we expect to incur substantial losses for the foreseeable future.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2014, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K, other than those listed below.
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
(unaudited)

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

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

Net Income per Ordinary Share
Basic net income (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period less the weighted average number of unvested restricted ordinary shares subject to the right of repurchase. Diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded.
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
The Company’s accounts receivable are derived from Elan located in Ireland for all periods presented. For the three and six months ended June 30, 2014, it also included amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. All of the Company's long-lived assets were held in the U.S. Revenue recorded in the Statements of Operations consists of collaboration revenue related to the upfront payment from Roche under the License Agreement, payment from Roche upon achievement of a clinical milestone and reimbursement for research and development services and fees earned from the provision of nonclinical research support to Elan, primarily in the areas of safety, toxicology and regulatory. The fees charged to Elan were calculated based on the expenses incurred by the Company in the provision of those R&D services, plus a contractually determined mark-up of those expenses.
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
Recent Accounting Pronouncements
Except for the standards below, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2014, as compared to the recent accounting pronouncements described in our 2013 Form 10-K, that are of significance or potential significance to the Company.
In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $274.8 million and $153.3 million in money market funds included in cash and cash equivalents at June 30, 2014 and December 31, 2013, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Machinery and equipment	$5,735	$5,649
Leasehold improvements	2,131	1,927
Purchased computer software	120	85
	7,986	7,661
Less: accumulated depreciation and amortization	(4,646)	(4,289)
Property and equipment, net	$3,340	$3,372
Depreciation and amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2014 compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Payroll and related expenses	$1,787	$2,800
Professional services	1,043	616
Accrued offering costs	274	82
Deferred rent	138	138
Other	450	254
Other current liabilities	$3,692	$3,890

5.	Net income (loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income (loss) per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding and restricted stock units. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2013, and therefore diluted net loss per ordinary share is equal to basic net loss per ordinary share. During the three and six months ended June 30, 2014, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator (basic and dilutive):
Net income (loss)	$1,290	$(11,302)	$19,142	$(20,253)
Denominator (basic):
Weighted-average ordinary shares outstanding	21,959	17,679	21,922	17,679
Denominator (diluted):
Weighted-average ordinary shares outstanding	21,959	17,679	21,922	17,679
Dilutive stock options outstanding	939	—	1,005	—
Net weighted average ordinary shares outstanding	22,898	17,679	22,927	17,679
Net income (loss) per share attributable to holders of ordinary shares:
Basic net income (loss) per share	$0.06	$(0.64)	$0.87	$(1.15)
Diluted net income (loss) per share	$0.06	$(0.64)	$0.83	$(1.15)
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Period end stock options to purchase ordinary shares	706	1,592	550	1,343
Restricted stock units	—	—	—	—
Total	706	1,592	550	1,343

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

6.	Commitments and Contingencies
Operating Lease
The Company has a noncancelable operating lease agreement for office and research and development space in the U.S. that expires in November 2020 with an estimated annual rent payment of approximately $1.9 million. The lease provides for approximately 50,400 of rentable square feet at a base rent that increases annually.
Future minimum payments under operating leases as of June 30, 2014, are as follows (in thousands):

Year Ended December 31,	Operating Lease
2014 (Remaining 6 months)	$661
2015	1,761
2016	1,930
2017	2,009
2018	2,089
Thereafter	4,230
Total future minimum lease payments	$12,680

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.4 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively and $0.9 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.
Indemnity Obligations
The Company has entered into indemnification agreements with its current, and former, directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2014 and 2013.
Commitments
As of June 30, 2014, the Company had non-cancelable purchase commitments to suppliers for $4.2 million of which $4.1 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.2 million. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2014 (in thousands):

	Total	2014 (Remaining 6 months)	2015	2016	2017	2018	Thereafter
Purchase Obligations	$4,154	$4,154	$—	$—	$—	$—	$—
Contractual obligations under license agreements (1)	1,235	145	100	100	100	100	690
Total	$5,389	$4,299	$100	$100	$100	$100	$690

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

7.	Roche License Agreement
Overview
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002, which are referred to collectively as “Licensed Products.” On January 22, 2014 the License Agreement with Roche became effective following the expiration of the Hart-Scott-Rodino (HSR) waiting period. Upon the effectiveness of the License Agreement, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import, and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote PRX002 in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provides that Roche would make an upfront payment to the Company of $30.0 million, which was received in February 2014, and the clinical milestone payment of $15.0 million triggered by the initiation of the Phase 1 study for PRX002 in the clinic, which was received in May 2014.
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
The Company filed an investigational new drug ("IND") application with the U.S. Food and Drug Administration for PRX002 and subsequently initiated a Phase 1 study in 2014. Following the Phase 1 study, Roche will be primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products. Roche will also become responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.
In addition, the Company has an option under the License Agreement to co-promote PRX002 in the U.S. in the Parkinson’s disease indication. If the Company exercises such option, it may also elect to co-promote additional Licensed Products in the U.S. approved for Parkinson’s disease. Outside the U.S., Roche will have responsibility for developing and commercializing the Licensed Products. Roche bears all costs that are specifically related to obtaining or maintaining regulatory approval outside the U.S. and will pay the Company a variable royalty based on annual net sales of the Licensed Products outside the U.S.
While Roche will record product revenue from sales of the Licensed Products, the Company and Roche will share in the net profits and losses of sales of the PRX002 for the Parkinson's disease indication in the U.S. on a 70/30% basis with the Company receiving 30% of the profit and losses provided that the Company has not exercised its opt-out right.
The License Agreement continues on a country-by-country basis until the expiration of all payment obligations under the License Agreement. The License Agreement may also be terminated (i) by Roche at will after the first anniversary of the effective date of the License Agreement, either in its entirety or on a Licensed Product-by-Licensed Product basis, upon 90 days’ prior written notice to the Company prior to first commercial sale and 180 days’ prior written notice to Prothena after first commercial sale, (ii) by either party, either in its entirety or on a Licensed Product-by-Licensed Product or region-by-region basis, upon written notice in connection with a material breach uncured 90 days after initial written notice, and (iii) by either party, in its entirety, upon insolvency of the other party. The License Agreement may be terminated by either party on a patent-by-patent and country-by-

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

country basis if the other party challenges a given patent in a given country. The Company’s rights to co-develop Licensed Products under the License Agreement will terminate if the Company commences certain studies for certain types of competitive products. The Company’s rights to co-promote Licensed Products under the License Agreement will terminate if the Company commences a Phase 3 study for such competitive products.
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
Collaboration Accounting

The License Agreement was evaluated under ASC 808, Collaborative Agreements. At the outset of the contract, the Company concluded that this agreement does not qualify as a collaboration under ASC 808 because Prothena is not an active participant as a result of the opt-out provision. The Company believes that Roche is the principal in the sales transactions with third parties as it is the primary obligor, bearing inventory and credit risk. The Company will record its share of pre-tax commercial profit generated from the collaboration with Roche, as collaboration revenue when the profit share can be reasonably estimated and collectability is reasonably assured. Prior to commercialization of a Licensed Product, the Company's portion of the expenses related to the License Agreement reflected on its income statement will be limited to R&D expenses. After commercialization, if the Company opts-in to co-detail commercialization expenses related to commercial capabilities, including the establishment of a field sales force and other activities to support the Company’s commercialization efforts, will be recorded as SG&A expense and will be factored into the computation of the profit and loss share. The Company will record the portion of the net receivable related to commercialization activities as collaboration revenue.
Multiple Element Accounting
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
All of the deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in the determination included, among other things, for the license, the research and development capabilities of Roche and Roche’s sublicense rights, and for the remaining deliverables the fact that they are not proprietary and can be and have been provided by other vendors.
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

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

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
The Company concluded that a change in the assumptions used to determine the BESP of the license deliverable would not have a significant effect on the allocation of arrangement consideration. Based on the relative selling price method, the amount that the Company recognized on the effective date of the agreement concurrent with the delivery of the license and know-how was limited to the lesser of the amount otherwise allocable using the relative selling price method, which based on the discounted cash flow model was determined to be $34.7 million, or the non-contingent amount which was the $30.0 million upfront fee. In the quarter ended June 30, 2014, the Company updated the relative sales price model to include overhead allocation and contractually stated administrative fee for development services, which resulted in a change to allocated consideration for the license from $34.7 million to $35.6 million. This change had no impact on the financial statement recognition for the amounts received in the six months ended June 30, 2014, however it will increase the amount of revenue to be allocated to collaboration revenue in future periods. As the remaining deliverables are delivered, any consideration received will be allocated to license revenue and the other deliverables based on their relative percentages until such time as the full allocated consideration of $35.6 million has been recognized as license revenue, and the balance of the monetary consideration will be recorded as an offset against R&D expenses. The Company recognized the $30.0 million upfront payment as collaboration license revenue in the first quarter of 2014.
The Company will recognize the research reimbursement as collaboration revenue as earned. The Company recognized $0.4 million and $0.7 million as collaboration service revenue during the three and six months ended June 30, 2014, respectively, for research reimbursement from Roche. Cost sharing payments to Roche will be recorded as R&D expenses. The Company recognized $0.4 million and $0.5 million in R&D expense for payments made to Roche during the three and six months ended June 30, 2014, respectively. Reimbursement for development costs from Roche under the cost-sharing arrangement will be allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million has been recognized as license revenue, after which the full reimbursement would be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and six months ended June 30, 2014 were $1.4 million, and $3.5 million, respectively, of which $1.3 million and $3.1 million, respectively, were recognized as collaboration license revenue and $0.2 million and $0.4 million, respectively, were recognized as an offset to R&D expenses.
Milestone Accounting
In April 2014, the Company together with Roche initiated a Phase 1 clinical trial of PRX002. As a result of this initiation, the Company received a $15.0 million milestone payment from Roche under the License Agreement. The Company concluded that the $15.0 million clinical milestone triggered upon the initiation of the Phase 1 study from PRX002 in the clinic is consistent with the definition of a substantive milestone included in ASU No. 2010-17, Milestone Method of Revenue Recognition. Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone.
Accordingly, the Company recognized payments related to the achievement of this milestone when the milestone was achieved. The milestone payment was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. In the three months ended June 30, 2014, the Company recognized $13.3 million of the $15.0 million milestone payment as collaboration revenue and $1.7 million as an offset to R&D expenses.
The clinical and regulatory milestones under the License Agreement after the point at which the Company could opt-out are not considered to be substantive due to the fact that active participation in the development actives that generate the milestones is not required by the License Agreement, and the Company can opt-out of these activities. There are no refund or claw-back provisions and the milestones are uncertain of occurrence even after the Company has opted out. Based on this determination, these milestones will be recognized similar to the commercial milestone, which will be accounted for as contingent revenue payments with revenue recognized upon achievement of the milestone assuming all revenue recognition criteria are met. The Company did not achieve any of these clinical and regulatory milestones under the License Agreement during the six months ended June 30, 2014.

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

8.	Shareholders' Equity
Ordinary Shares
As of June 30, 2014, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 26,663,437 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2014, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2014. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
June 2014 Offering
In June 2014 the Company completed an underwritten public offering of an aggregate of 4,750,000 of its ordinary shares at a public offering price of $22.50 per ordinary share. The Company received aggregate net proceeds of approximately $102.5 million, after deducting the underwriting discount and estimated offering costs. For the three months ended June 30, 2014 public offering costs of $4.4 million were classified as an offset to the proceeds and recorded in additional paid in capital on the balance sheet.

9.	Share-Based Compensation
The Prothena Corporation plc 2012 Long Term Incentive Plan (“LTIP”)
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Board, are eligible to receive equity awards under the LTIP. The LTIP provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights (“SARS”), restricted shares, restricted share units, cash or stock-based performance awards and other share-based awards to eligible individuals. Options under the LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life. In March 2014, the Board adopted the Amended and Restated LTIP, which was subsequently approved by the shareholders on May 21, 2014 during the Company's Annual General Meeting of Shareholders. The Company's shareholders approved the increase in the aggregate number of ordinary shares authorized for issuance under the Amended and Restated LTIP by 2,900,000 ordinary shares, to a total of 5,550,000 ordinary shares.
The Company granted 154,000 and 469,500 share options during the three months ended June 30, 2014 and 2013, respectively, and 663,000 and 1,835,500 share options during the six months ended June 30, 2014 and 2013, respectively, under the Amended and Restated LTIP. The Company's options awards generally vest over four years. As of June 30, 2014, 2,913,500 ordinary shares remain available for grant and options to purchase 2,579,324 ordinary shares granted from the Amended and Restated LTIP were outstanding with a weighted-average exercise price of approximately $12.95 per share.
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

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2017 related to unvested share-based payment awards at June 30, 2014 is $18.1 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.9 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development(1)	$566	$226	$1,049	$305
General and administrative	872	516	1,732	777
Total	$1,438	$742	$2,781	$1,082

_________________

(1)
Includes $26,000 and $63,000 for the three months ended June 30, 2014 and 2013, respectively, and $72,000 and $63,000 for the six months ended June 30, 2014 and 2013, respectively, of share-based compensation expense related to options granted to a consultant.

The fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2014 and 2013 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	86.0%	84.5%	84.3%	84.2%
Risk-free interest rate	1.9%	1.7%	1.8%	1.2%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$17.66	$5.28	$20.40	$4.56

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the Company’s share option activity during the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,973,500	$7.50	9.17	$37,528
Granted	663,000	28.63
Exercised	(57,176)	6.87
Canceled	—	—
Outstanding at June 30, 2014	2,579,324	$12.95	8.93	$28,937
Vested and expected to vest at June 30, 2014	2,491,212	$12.74	8.92	$28,341
Vested at June 30, 2014	747,871	$6.48	8.63	$12,015

The following table summarizes information about the Company's share options outstanding as of June 30, 2014:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.03	$6.03	453,375	8.58	$6.03	159,843	$6.03
6.41	6.41	808,949	8.58	6.41	391,208	6.41
6.65	6.65	50,000	8.72	6.65	50,000	6.65
6.73	6.73	366,000	8.75	6.73	126,603	6.73
8.21	20.53	232,000	9.12	14.94	20,217	9.55
22.14	22.14	100,000	9.84	22.14	—	—
24.26	24.26	30,000	9.34	24.26	—	—
29.52	29.52	25,000	9.59	29.52	—	—
29.81	29.81	484,000	9.60	29.81	—	—
37.02	37.02	30,000	9.75	37.02	—	—
$6.03	$37.02	2,579,324	8.93	$12.95	747,871	$6.48

10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company's income tax provision was $296,000 and $124,000 for the three months ended June 30, 2014 and 2013, respectively, and was $447,000 and $130,000 for the six months ended June 30, 2014 and 2013, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and due to U.S. income taxed at different rates. Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full year and we re-evaluate this estimate each quarter based on our forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
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

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Agreements with Elan
As described elsewhere in these Condensed Consolidated Financial Statements, the results of operations of the Prothena business for the time period prior to the separation include transactions with Elan. The related party revenue recognized by the Company for the three and six months ended June 30, 2014 and 2013 consisted of fees arising from R&D services provided to Elan. Additionally, the results of operations for the time period prior to the separation include certain costs allocated from Elan to the Company for centralized support services.
The Company entered into certain agreements with Elan, including the Transitional Services Agreement and the R&D Services Agreement.
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

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

The payment terms of the RDSA provide that Elan will pay the Company: (i) a fixed charge of $500,000 per year based on a charge for two of the Company’s employees providing the services at a rate of $250,000 each per annum, (ii) if the $500,000 fixed charge has been paid in any year, a variable charge of $250,000 per year for any additional employee that provides services for such year (calculated pro rata based on the number of days the employee provides services in such year), (iii) research costs including direct overheads and (iv) a mark-up of 10% applied to the fixed charge, variable charge (if any) and research costs such that the total payment reflects a cost-plus standard. There is also a fixed monthly charge of $7,500 to account for lab space and capital equipment used by Elan, for so long as Elan uses such lab space and capital equipment. Revenue recognized by the Company included fees arising from R&D services provided to Elan of $137,000 and $167,000, respectively, for the three months ended June 30, 2014 and 2013, and $275,000 and $338,000 for the six months ended June 30, 2014 and 2013, respectively.
Consulting Services Agreement
In April 2014, the Company entered into an agreement with a non-employee member of its Board of Directors to provide consulting services to the Company in connection with its Parkinson disease (PRX002) drug development program. The Company paid that Board member $20,000 in the three and six months ended June 30, 2014.
12. Subsequent Events
In connection with underwritten public offering which closed in June 2014, the Company granted the underwriters the right to subscribe for and purchase, as applicable, up to an additional 712,500 ordinary shares. In July 2014, the underwriters exercised such right to subscribe for and purchase an aggregate of 712,500 ordinary shares, pursuant to which the Company received net proceeds of approximately $14.9 million, after deducting the underwriting discount of approximately $1.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including:

•	our ability to obtain additional financing in future offerings;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates and the growth of the markets for those drug candidates;

•	our ability to develop and commercialize products that are superior to those of our competitors;

•	our collaboration with Roche pursuant to the License Agreement to develop and commercialize PRX002, as well as any future licensed products targeting alpha-synuclein;

•	expected activities and responsibilities of us and Roche under the License Agreement;

•	our potential receipt of revenue under the License Agreement, including milestone and royalty revenue;

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

•	our ability to protect our patents and other intellectual property;

•	loss of key employees;

•	tax treatment of our separation from Elan, now owned by Perrigo, and subsequent distribution of our ordinary shares;

•	restrictions on our taking certain actions due to tax rules and covenants with Elan;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents, and investments and other assets capable of being monetized to meet our liquidity requirements;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	extensive government regulation;

•	the volatility of our ordinary share price;

•	business disruptions caused by information technology failures; and

•	the other risks and uncertainties described in Part II, Item 1A, “Risk Factors” of this quarterly report and the risk factors in our Annual Report on Form 10-K.
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
Our business consists of a substantial portion of Elan’s former drug discovery business platform, including Neotope Biosciences Limited and its wholly owned subsidiaries Onclave Therapeutics Limited and Prothena Biosciences Inc (which for the period prior to Separation and Distribution we collectively refer to herein as the “Prothena Business”). Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. Our Financial Statements for the periods prior to December 21, 2012 have been derived from Elan’s historical accounting records and reflect significant allocations of direct costs and expenses. All of the allocations and estimates in these Financial Statements are based on assumptions that we believe are reasonable. However, the Financial Statements do not necessarily represent our financial position or results of operations had we been operating as a separate independent entity. See Note 2 of the “Notes to the Consolidated Financial Statements” included in Item 8 of the 2013 Form 10-K.
Recent Developments
NEOD001
On April 23, 2014, we announced interim findings from the ongoing Phase 1 clinical trial of NEOD001. On April 29, 2014, we presented interim data demonstrating cardiac biomarker responses from the ongoing Phase 1 study in patients with AL amyloidosis and persistent organ dysfunction at the XIV International Symposium on Amyloidosis conference. We believe that the interim findings support the planned advancement of the NEOD001 clinical program into a Phase 2/3 study later this year.
PRX002
In April 2014, together with Roche, we initiated a Phase 1 clinical trial of PRX002. The study is a randomized, double-blind, placebo-controlled, single ascending dose study in healthy subjects. It is designed to assess PRX002 for safety, tolerability, pharmacokinetics and immunogenicity. As a result of this initiation, we received a $15.0 million milestone payment from Roche under the License Agreement, as described below. In July 2014, together with Roche, we initiated a randomized, double-blind, placebo-controlled multiple ascending dose Phase 1 clinical trial of PRX002 in patients with Parkinson's disease. This multiple ascending dose study is designed to assess PRX002 for safety, tolerability, pharmacokinetics and immunogenicity and builds upon the ongoing Phase 1 single ascending dose study initiated in April 2014.
Collaboration with Roche
In December 2013, we entered into a License, Development, and Commercialization Agreement, (the “License Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002, which are referred to collectively as “Licensed Products.” The License Agreement became effective following the expiration of the applicable Hart-Scott-Rodino waiting period on January 17, 2014, which triggered an upfront payment to us of $30.0 million from Roche, which we received in February 2014.
Pursuant to the License Agreement, we and Roche are collaborating to research and develop antibody products targeting alpha-synuclein. Roche is providing funding for a research collaboration between us and Roche focused on optimizing early stage antibodies targeting alpha-synuclein, potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to increase delivery of therapeutic antibodies to the brain.

We filed an investigational new drug ("IND") application with the U.S. Food and Drug Administration, or FDA for PRX002 and subsequently initiated a Phase 1 study in April 2014. In May, we received a $15.0 million milestone payment from Roche related to the initiation of the Phase 1 study for PRX002 in the clinic.
Following the Phase 1 study, Roche will be primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products. Roche will also become responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.
In addition to the $30.0 million upfront payment and the $15.0 million clinical milestone payment, Roche is also obligated to pay to us the following:
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
February 2014 Offering
In February 2014, Elan Science One Limited, or ESOL, an indirect wholly owned subsidiary of Perrigo Company plc, or Perrigo, sold 3,182,253 ordinary shares of Prothena. The ordinary shares were sold at a price to the public of $26.00 per ordinary share, before the underwriting discount. As a result, ESOL and Perrigo no longer owned any ordinary shares of Prothena as of such sale.
We did not receive any of the proceeds from the offering. We paid the costs associated with the sale of these ordinary shares (other than the underwriting discount, fees and disbursements of counsel for the selling shareholder) pursuant to a Subscription and Registration Rights Agreement dated November 8, 2012 by and between us, Elan and ESOL.
June 2014 Offering
In June 2014 we completed an underwritten public offering of an aggregate of 4,750,000 of our ordinary shares at a public offering price of $22.50 per ordinary share. We received aggregate net proceeds of approximately $102.5 million, after deducting the underwriting discount and estimated offering costs. In July 2014, the underwriters exercised their right to subscribe for and purchase an additional 712,500 ordinary shares, pursuant to which we received net proceeds of approximately $14.9 million, after deducting the underwriting discount.
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

Total share-based compensation expense for the six months ended June 30, 2014 and 2013 was $2.8 million, and $1.1 million, respectively.
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
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2014, as compared to the recent accounting pronouncements described in our 2013 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparisons of Three and Six Months Ended June 30, 2014 and 2013
Revenue

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Collaboration revenue	$14,984	$—	nm
Revenue—related party	137	$167	(18)%
Total revenue	$15,121	$167	nm

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Collaboration revenue	$47,080	$—	nm
Revenue—related party	275	338	(19)%
Total revenue	$47,355	$338	nm

nm = not meaningful
Total revenue for the three months ended June 30, 2014 and 2013 was $15.1 million and $0.2 million, respectively, and was $47.4 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 22, 2014.
Collaboration revenue for the three months ended June 30, 2014 consisted of the following amounts from Roche under the License Agreement: a clinical milestone payment from Roche of $15.0 million (of which $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $1.4 million (of which $1.3 million was recognized as collaboration license revenue) and reimbursement of $0.4 million for research services.
Collaboration revenue for the six months ended June 30, 2014 consisted of the following amounts from Roche under the License Agreement: a one-time, non-refundable, non-creditable upfront payment of $30.0 million (which was recognized as collaboration license revenue), a clinical milestone of $15.0 million (of which, $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $3.5 million (of which $3.1 million was recognized as collaboration license revenue) and reimbursement of $0.7 million for research services.

Related-party revenue for the six months ended June 30, 2014 and 2013 was comprised of fees earned from the provision of research and development services to Elan (acquired by Perrigo). Total related-party revenue decreased by $30,000, or 18%, during the three months ended June 30, 2014 and decreased by $63,000 during the six months ended June 30, 2014 compared to the corresponding periods of the prior year due to a reduction in the scope of the R&D services provided to Elan.
Operating Expenses

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Research and development	$8,615	$8,147	6%
General and administrative	4,937	3,212	54%
Total operating expenses	$13,552	$11,359	19%

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Research and development	$17,957	$14,104	27%
General and administrative	9,810	6,393	53%
Total operating expenses	$27,767	$20,497	35%
Total operating expenses consist of research and development, or R&D expense and general and administrative, or G&A, expenses. Our operating expenses for the three and six months ended June 30, 2014 were $13.6 million and $27.8 million, respectively, compared to $11.4 million and $20.5 million, respectively, for the same periods in the prior year. Our R&D expenses primarily consisted of personnel costs and related expenses including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003 and our discovery programs, and costs of providing research services to Elan. Pursuant to our License Agreement with Roche, in 2014 we began making payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs, which is included in our R&D expense. We recorded reimbursements from Roche for development and supply services based on the relative percentages as an offset to R&D expense. Our G&A expenses primarily consist of professional services expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $0.5 million, or 6%, for the three months ended June 30, 2014, and increased by $3.9 million, or 27%, for the six months ended June 30, 2014, compared to the same periods in the prior year. The increase for the three months ended June 30, 2014 compared with the same period in the prior year was primarily due to increased external expenses related to PRX002 clinical trials, higher personnel costs including share-based compensation expenses offset in part by $1.9 million in expense reductions from reimbursements from Roche. The increase for the six months ended June 30, 2014 compared with the same period in the prior year was primarily due to an increase in external expenses related to drug development including clinical trial cost associated with PRX002 and product manufacturing primarily associated with our PRX002 and PRX003 programs, higher personnel costs including share-based compensation expenses, offset in part by $2.1 million in expense reductions from reimbursements from Roche.
We expect our R&D expenses to increase in 2014 compared to the prior year primarily due to increased spending in manufacturing costs and IND-enabling toxicology studies for PRX003, the expected initiation of a Phase 2/3 clinical trial for NEOD001 and higher costs associated with development and manufacturing activities incurred under our cost-sharing arrangement with Roche including the initiation of Phase 1 clinical trials for PRX002.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
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
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001 and PRX002) and other R&D expenses for the three and six months ended June 30, 2014 and 2013, and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2014	2013	2014	2013
NEOD001 (1)	$1,854	$821	$3,328	$1,687	$30,564
PRX002 (2)	1,173	4,494	3,744	6,473	24,681
Other R&D (3)	5,588	2,832	10,885	5,944
	$8,615	$8,147	$17,957	$14,104

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense and net of $1.7 million in offset to R&D expenses for a portion of the $15 million milestone received from Roche.

(3)
Other R&D is comprised of preclinical development and discovery programs that have not had successful first patient dosing in a Phase 1 clinical trial, including PRX003, and research costs we incurred in providing research services to Elan.

General and Administrative Expenses
Our G&A expenses increased by $1.7 million, or 54%, for the three months ended June 30, 2014 and increased by $3.4 million, or 53%, for the six months ended June 30, 2014, compared to the same periods in prior year. The increase in expenses over the prior year related primarily to higher personnel costs including share-based compensation expenses, increased legal costs associated with being a public company and higher external consulting expenses.
The Company expects G&A expenses to increase in 2014 over the prior year primarily due to increases in personnel, legal and other administrative expenses associated with a growing public company.
Other Income (Expense)

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Interest income	$16	$14	14%
Other income (expense), net	1	—	nm
Total Other Income (Expense)	$17	14	21%

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Interest income	$35	$36	(3)%
Other income (expense), net	(34)	—	nm
Total Other Income (Expense)	$1	$36	(97)%
______________
nm = not meaningful
Interest income increased by $2,000 or 14% for the three months ended June 30, 2014 and decreased by $1,000 or 3% for the six months ended June 30, 2014 compared to the same periods in prior year primarily due to higher interest earned on our cash and money market accounts. Other income (expense), net was primarily due to foreign exchange income (losses) from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Provision for income taxes	$296	124	139%

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Provision for income taxes	$447	130	244%
The tax provision for the three months ended June 30, 2014 and 2013, was $296,000 and $124,000, respectively and was $447,000 and $130,000 for the six months ended June 30, 2014 and 2013, respectively. The tax provision for all periods presented reflects U.S. federal taxes associated with nominal, recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	June 30, 2014	December 31, 2013
Working capital	$295,708	$170,816
Cash and cash equivalents	303,851	176,677
Total assets	311,685	182,410
Other non-current liabilities	1,955	1,734
Total liabilities	13,266	9,140
Total shareholders’ equity	298,419	173,270
Working capital was $295.7 million at June 30, 2014, an increase of $124.9 million from working capital of $170.8 million as of December 31, 2013. This increase was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $102.5 from our public offering in the second quarter, as well as the $45.0 million in upfront and milestone payments from Roche.

As of June 30, 2014, we had $303.9 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of June 30, 2014, $14.3 million of our outstanding cash and cash equivalents related to U.S. operations that management asserted was permanently reinvested. If these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
June 2014 Offering
In June 2014 the Company completed an underwritten public offering of an aggregate of 4,750,000 of its ordinary shares at a public offering price of $22.50 per ordinary share. The Company received aggregate net proceeds of approximately $102.5 million, after deducting the underwriting discount and estimated offering costs.
In July 2014, the underwriters exercised their option to subscribe for and purchase an additional 712,500 ordinary shares, pursuant to which the Company received net proceeds of approximately $14.9 million, after deducting the underwriting discount of approximately $1.1 million.
Cash Flows for the Six Months Ended June 30, 2014 and 2013
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$24,105	$(11,958)
Net cash used in investing activities	(353)	(311)
Net cash provided by (used in) financing activities	103,422	(84)
Net increase (decrease) in cash and cash equivalents	$127,174	$(12,353)
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $24.1 million for six months ended June 30, 2014 primarily due to receipt of the upfront payment of $30.0 million and the clinical milestone payment of $15.0 million from Roche partially offset by$27.8 million in expenses (adjusted to exclude non-cash charges) and increases in accrued liabilities. Net cash used in operating activities was $12.0 million for the six months ended June 30, 2013 consisting primarily of net losses (adjusted to exclude non-cash charges) offset by increases to accounts payable and other liabilities.

Cash Used in Investing Activities
Net cash used in investing activities was $353,000 and $311,000 for the six months ended June 30, 2014 and 2013, respectively, consisting primarily of purchases of property and equipment.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 was $103.4 million primarily consisting of net proceeds from our June 2014 public offering and to a lesser extent from issuance of common stock upon exercise of stock options. Net cash used in financing activities was $0.1 million for the six months ended June 30, 2013, consisted of the final settlement of liabilities as a result of our separation from Elan.
Off-Balance Sheet Arrangements
At June 30, 2014, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of June 30, 2014 consist of operating leases of $12.7 million, contractual obligations under license agreements of $1.2 million and purchase obligations of $4.2 million of which $4.1 million is included in the accrued current liabilities. Operating leases represent our future minimum rental commitments under our operating leases. Purchase obligations represent our non-cancelable purchase commitments to suppliers.
The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

	Total	2014 (remaining 6 months)	2015	2016	2017	2018	Thereafter
Operating leases	$12,680	$661	$1,761	$1,930	$2,009	$2,089	$4,230
Purchase Obligations	4,154	4,154	—	—	—	—	—
Contractual obligations under license agreements (1)	1,235	145	100	100	100	100	690
Total	$18,069	$4,960	$1,861	$2,030	$2,109	$2,189	$4,920

(1) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreement with our contract manufacturer for clinical supplies which is denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $31,000 during the six months ended June 30, 2014. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our accounts receivables are due from two customers, Roche our collaboration partner and Elan (acquired by Perrigo) to whom we provide R&D services. We do not believe that our credit risk is significant. As of June 30, 2014, our receivables from these customers totaled $1.5 million.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings. We may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk.  Our Annual Report on Form 10-K for 2013 includes a detailed discussion of our business and the risks to our business.  You should carefully read that Form 10-K.  You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q.  The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $41.0 million, $41.4 million and $29.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Although we achieved net income of $19.1 million in the first six months of 2014, primarily as a result of the $45.0 million in upfront and milestone payments from Roche under the License Agreement, we expect to incur substantial losses for the foreseeable future as we:

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
We must generate significant revenue to achieve and maintain profitability. Even if we succeed in discovering, developing and commercializing one or more drug candidates, we may not be able to generate sufficient revenue and we may never be able to sustain profitability.
We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize drug candidates.
As of June 30, 2014, we had cash and cash equivalents of $303.9 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 1 clinical trials for NEOD001 and PRX002, and our development and commercialization activities, including our portion of similar costs relating to PRX002 in the U.S. pursuant to our License Agreement with Roche;

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
We are not able to provide specific estimates of the timelines or total costs to complete the ongoing Phase 1 clinical trial for NEOD001 or PRX002. Under the License Agreement with Roche, we are responsible for 30% of all development and commercialization costs for PRX002 for the treatment of Parkinson’s disease in the U.S., and for any future Licensed Products and/or indications that we opt to co-develop in the U.S., in each case unless we elect to opt out of profit and loss sharing. Our right to co-develop PRX002 and other Licensed Products under the License Agreement will terminate if we commence certain studies for a competitive product that treats Parkinson’s disease or other indications that we opted to co-develop. In addition, our right to co-promote PRX002 and other Licensed Products will terminate if we commence a Phase 3 study for a competitive product that treats Parkinson’s disease.
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
Our financial results previously were included within the consolidated results of Elan; however, we were not directly subject to the reporting and other requirements of the Exchange Act until our separation from Elan on December 20, 2012, which we refer to in this prospectus supplement as the “Separation and Distribution.” The historical financial information we have included or incorporated by reference in this report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent, publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is primarily because:

•
our historical financial information reflects allocations for services historically provided to us by Elan, which allocations may not reflect the costs we will incur for similar services in the future as an independent company;

•
subsequent to the completion of the Separation and Distribution, the cost of capital for our business may be higher than Elan’s cost of capital prior to the Separation and Distribution because Elan’s cost of debt will likely be lower than ours; and

•
our historical financial information does not reflect changes that we have incurred as a result of the separation of the Prothena Business from Elan, including changes in the cost structure, personnel needs, financing and operations of the contributed business as a result of the separation from Elan and from reduced economies of scale.

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
We are highly dependent on key personnel, including Dr. Dale B. Schenk, our President and Chief Executive Officer. There can be no assurance that we will be able to retain Dr. Schenk or any of our key personnel. The loss of the services of Dr. Schenk or any other person on which we become highly dependent might impede the achievement of our research and development objectives. Recruiting and retaining qualified scientific personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions.
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
We have entered into certain agreements with Elan in connection with the Separation and Distribution, which set forth the main terms of the separation and provide a framework for our initial relationship with Elan. These agreements may have terms that are materially disadvantageous to us or are otherwise not as favorable as those that might be negotiated between unaffiliated third parties. In December 2013, Elan was acquired by Perrigo and in February 2014, Perrigo caused Elan to sell all of its shares of Prothena in an underwritten offering. As a result of the acquisition of Elan by Perrigo and the subsequent sale of all of its shares of Prothena, Perrigo may be less willing to collaborate with us in connection with the agreements to which we and Elan are a party and other matters.
Risks Related to the Discovery, Development and Regulatory Approval of Drug Candidates
Our success is largely dependent on the success of our research and development programs, which are at an early stage. Our drug candidates are still in early stages of development and we may not be able to successfully discover, develop, obtain regulatory approval for or commercialize any drug candidates.
The success of our business depends substantially upon our ability to discover, develop, obtain regulatory approval for and commercialize our drug candidates successfully. Our research and development programs are prone to the significant and likely risks of failure inherent in drug development. We intend to continue to invest most of our time and financial resources in our research and development programs. Although we have initiated Phase 1 clinical trials for each of NEOD001 and PRX002, there is no assurance that these clinical trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the U.S., to the satisfaction of the U.S. Food and Drug Administration (the "FDA") or, with respect to approval in other countries, similar regulatory authorities in those countries, that the drug candidate is safe and effective for use for that target indication. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. Despite our efforts, our drug candidates may not:

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

•
the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a Biologics License Application, or BLA, or other submission or to obtain regulatory approval in the U.S. or elsewhere;

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
NEOD001 has been granted orphan drug designation by the FDA for the treatment of AL and AA amyloidosis and by the European Medicines Agency, or EMA, for the treatment of AL amyloidosis. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a disease or condition that affects a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S.. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
Even though we have obtained orphan drug designation for NEOD001 in the U.S. and European Union, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug designation for a product, that exclusivity may not effectively protect the product from competition from different drugs with different active moieties which may be approved for the same condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Even if one of our drug candidates receives orphan exclusivity, the FDA may still approve other drugs that have a different active ingredient for use in treating the same indication or disease, or may approve an application to market the same drug for the same indication that shows clinical superiority over our product. Furthermore, the FDA may waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
Even if our drug candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.
In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for our drug candidates.
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
Some of our research and development activities involve the controlled storage, use, and disposal of hazardous materials. We are subject to federal, state, local and international laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe that our safety procedures for the handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials, and we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. Because we believe that our laboratory and materials handling policies and practices sufficiently mitigate the likelihood of materials liability or third-party claims, we currently carry no insurance covering such claims. An accident could damage, or force us to shut down, our operations.

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
The success of sales of PRX002 in the U.S. will be dependent on the ability of Roche to successfully develop in collaboration with us, and launch and commercialize PRX002, if approved by the FDA, pursuant to the License Agreement we entered into in December 2013. Our collaboration with Roche is complex, particularly with respect to future U.S. commercialization of PRX002, with respect to financial provisions, allocations of responsibilities, cost estimates and the respective rights of the parties in decision making. Accordingly, significant aspects of the commercialization of PRX002 require Roche to execute its responsibilities under the arrangement, or require Roche’s agreement or approval, prior to implementation, which could cause significant delays that may materially impact the potential success of PRX002 in the U.S. In addition, Roche may under some circumstances independently develop products that compete with PRX002, or Roche may decide to not commit sufficient resources to the marketing and distribution of PRX002. If we are not able to collaborate effectively with Roche on plans and efforts to develop and commercialize PRX002, our business could be materially adversely affected.
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
The manner in which Roche launches PRX002, including the timing of launch and potential pricing, will have a significant impact on the ultimate success of PRX002 in the U.S, and the success of the overall commercial arrangement with Roche. If launch of commercial sales of PRX002 in the U.S. by Roche is delayed or prevented, our revenue will suffer and our stock price may decline. Further, if launch and resulting sales by Roche are not deemed successful, our business would be harmed and our stock price may decline. Any lesser effort by Roche in its PRX002 sales and marketing efforts may result in lower revenue and thus lower profits with respect to the U.S. The outcome of Roche’s commercialization efforts in the U.S. could also have a negative effect on investors’ perception of potential sales of PRX002 outside of the U.S., which could also cause a decline in our stock price.

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
Under our License Agreement, outside of the U.S., Roche has responsibility for developing and commercializing PRX002 and any future Licensed Products targeting alpha-synuclein. As a consequence, any progress and commercial success outside of the U.S. is dependent solely on Roche’s efforts and commitment to the program. For example, Roche may delay, reduce or terminate development efforts relating to PRX002 outside of the United States, or under some circumstances independently develop products that compete with PRX002, or decide not to commit sufficient resources to the marketing and distribution of PRX002.
In the event that Roche does not diligently commercialize PRX002, the License Agreement provides us the right to terminate the License Agreement in connection with a material breach uncured for 90 days after notice thereof. However, our ability to enforce the provisions of the License Agreement so as to obtain meaningful recourse within a reasonable timeframe is uncertain. Further, any decision to pursue available remedies including termination would impact the potential success of PRX002, including inside the U.S., and we may choose not to terminate as we may not be able to find another partner and any new collaboration likely will not provide comparable financial terms to those in our arrangement with Roche. In the event of our termination, this may require us to commercialize PRX002 on our own, which is likely to result in significant additional expense and delay. Significant changes in Roche’s business strategy, resource commitment and the willingness or ability of Roche to complete its obligations under our arrangement could materially affect the potential success of the product. Furthermore, if Roche does not successfully develop and commercialize PRX002 outside of the U.S., our potential to generate future revenue outside of the U.S. would be significantly reduced.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell approved products, we may be unable to generate product revenue.
We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have entered into the License Agreement with Roche for the development of PRX002 and may develop our own sales force and marketing infrastructure to co-promote PRX002 in the U.S. for the treatment of Parkinson’s disease and any future Licensed Products approved for Parkinson’s disease in the U.S. If we exercise our co-promotion option and are unable to develop our own sales force and marketing infrastructure to effectively commercialize PRX002 or other Licensed Products, our ability to generate additional revenue from potential sales of PRX002 or such products in the U.S. may be harmed. In addition, our right to co-promote PRX002 and other Licensed Products will terminate if we commence a Phase 3 study for a competitive product that treats Parkinson’s disease. For our other approved products, if we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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
U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. In the U.S., we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the U.S. will continue to put pressure on pharmaceutical product pricing. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Law, was enacted. The Healthcare Reform Law substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the Healthcare Reform Law of importance to the pharmaceutical industry are the following:

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

There can be no assurance that our drug candidates, if they are approved for sale in the U.S. or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our drug candidates profitably if they are approved for sale.
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
If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•
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
We currently have clinical trial liability insurance coverage in the aggregate amount of $15.0 million annual coverage limit for our clinical trials, of which at least $5.0 million annual coverage limit is designated for our ongoing Phase 1 clinical trial of NEOD001. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our drug candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our ordinary share price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
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
Our success depends in part on our ability to obtain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes.
In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or our affiliates. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO to determine priority of invention in the U.S.. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our product candidates will be considered patentable by the USPTO and courts in the U.S. or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.
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
We may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.
We may not be able to protect our intellectual property rights throughout the world.
The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
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
Risks Related to Our Ordinary Shares
The market price of our ordinary shares may fluctuate widely.
Our ordinary shares commenced trading on The NASDAQ Global Market on December 21, 2012 and currently trade on The NASDAQ Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future clinical trials;

•	our collaboration with Roche pursuant to the License Agreement to develop and commercialize PRX002, as well as any future Licensed Products targeting alpha-synuclein;

•	failure or delays in advancing our preclinical drug candidates or other drug candidates we may develop in the future, into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us; or

•	fluctuations in the budget of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2014, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan is 2,913,500.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with accounting principles generally accepted in the U.S. Any failure to maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.
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
If we were treated as a passive foreign investment company for U.S. federal income tax purposes, it could result in adverse U.S. federal income tax consequences to United States holders of our ordinary shares.
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
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish incorporated company, we are governed by the Irish Companies Acts 1963-2013, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our ordinary shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
Irish law differs from the laws in effect in the United States with respect to defending unwanted takeover proposals and may give our board of directors less ability to control negotiations with hostile offerors.
We are subject to the Irish Takeover Panel Act, 1997, Takeover Rules, 2013, or the Irish Takeover Rules. Under the Irish Takeover Rules, our Board is not permitted to take any action that might frustrate an offer for our ordinary shares once our Board has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of ordinary shares, options or convertible securities, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our Board has reason to believe an offer is or may be imminent. These provisions may give our Board less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the U.S..
Transfers of our ordinary shares may be subject to Irish stamp duty.
Transfers of our ordinary shares effected by means of the transfer of book entry interests in DTC should not be subject to Irish stamp duty. However, if a shareholder holds our ordinary shares directly rather than beneficially through DTC any transfer of those ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the ordinary shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of your ordinary shares.
We do not anticipate paying cash dividends, and accordingly, shareholders must rely on ordinary share appreciation for any return on their investment.
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
Prothena ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (CAT) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. At the date hereof, children have a tax-free threshold of €225,000 in respect of taxable gifts or inheritances received from their parents. It is recommended that each shareholder consult his or her own tax advisor as to the tax consequences of holding our ordinary shares or receiving dividends from us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
At our 2014 Annual General Meeting of Shareholders held on May 21, 2014, our shareholders approved the Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan (the “Plan”).  The Plan amends and restates the 2012 Long Term Incentive Plan to provide for the following material changes: (i) increases the aggregate number of ordinary shares available for issuance under the Plan by 2,900,000 ordinary shares, to a total of 5,550,000 ordinary shares; (ii) introduces a “fungible stock plan feature” whereby each award other than stock options or SARs (“Full Value Awards”) will be counted as 1.5 ordinary shares against the ordinary share reserve; (iii) allows us to grant cash incentive compensation (in addition to equity incentive compensation permitted under the original plan) that are intended to qualify as performance-based compensation exempt from the deduction limitation under Section 162(m) of the Internal Revenue Code; (iv) applies annual limits on the number of ordinary shares (750,000 ordinary shares) and dollar amounts ($5,000,000) of awards that may be granted to an individual in any one calendar year; (v) eliminates the provision that permits ordinary shares subject to stock options that are withheld or surrendered to satisfy the exercise price or tax obligations of any stock options or stock appreciation rights to be used again for new grants under the Plan; and (vi) provides that Full Value Awards made to employees or consultants will become vested over a period of not less than three years following the date of grant (or in the case of awards subject to performance-based vesting, over a period of not less than one year measured from the beginning of the period over which performance is evaluated), provided that such vesting may be accelerated upon certain terminations of service or a change in control. A description of the material terms of the Plan is set forth under Proposal No. 3 of our definitive proxy statement filed with the Securities and Exchange Commission on March 31, 2014.  The foregoing summary of the material terms of the Plan is qualified in its entirety by reference to the text of the Plan, which is included as an exhibit to this Quarterly Report on Form 10-Q.
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

Dated:	August 5, 2014	Prothena Corporation plc (Registrant)

/s/ Dale B. Schenk
Dale B. Schenk
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan.	S-8	333-196572	06/06/2014	99.1

10.2#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Non-Employee Directors (used beginning January 29, 2013).	S-8	333-196572	06/06/2014	99.2

10.3#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Named Executive Officers (used beginning January 29, 2013 until February 4, 2014).	S-8	333-196572	06/06/2014	99.3

10.4#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Named Executive Officers (used beginning February 4, 2014).	S-8	333-196572	06/06/2014	99.4

10.5#	Offer Letter, dated April 11, 2014, between Prothena Biosciences Inc and Arthur W. Homan.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
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