Form 10-Q
period 2014-09-30
Prothena Corp plc
filed 2014-11-04
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of October 24, 2014 was 27,384,124.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$306,153	$176,677
Receivable from Roche	967	—
Receivable from related party	92	58
Deferred tax assets	89	81
Prepaid expenses and other current assets	1,518	1,406
Total current assets	308,819	178,222
Non-current assets:
Property and equipment, net	3,282	3,372
Deferred tax assets, non-current	1,496	816
Total non-current assets	4,778	4,188
Total assets	$313,597	$182,410
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,240	$1,790
Accrued research and development	4,635	1,542
Income taxes payable	282	184
Other current liabilities	3,814	3,890
Total current liabilities	9,971	7,406
Non-current liabilities:
Income taxes payable, non-current	28	—
Deferred rent	2,037	1,734
Total non-current liabilities	2,065	1,734
Total liabilities	12,036	9,140
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2014 and December 31, 2013
Issued and outstanding shares — none at September 30, 2014 and December 31, 2013
Ordinary shares, $0.01 par value:	274	219
Authorized shares — 100,000,000 at September 30, 2014 and December 31, 2013
Issued and outstanding shares — 27,381,624 and 21,856,261 at September 30, 2014 and December 31, 2013, respectively
Additional paid-in capital	336,668	214,392
Accumulated deficit	(35,381)	(41,341)
Total shareholders’ equity	301,561	173,270
Total liabilities and shareholders’ equity	$313,597	$182,410
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue	$1,349	$—	$48,429	$—
Revenue—related party	137	171	412	509
Total revenue	1,486	171	48,841	509
Operating expenses:
Research and development	10,388	6,348	28,345	20,452
General and administrative	4,230	3,389	14,040	9,782
Total operating expenses	14,618	9,737	42,385	30,234
Income (loss) from operations	(13,132)	(9,566)	6,456	(29,725)
Other income (expense):
Interest income	19	14	54	50
Other income, net	172	—	138	—
Total other income	191	14	192	50
Income (loss) before income taxes	(12,941)	(9,552)	6,648	(29,675)
Provision for income taxes	241	137	688	267
Net income (loss)	$(13,182)	$(9,689)	$5,960	$(29,942)
Net income (loss) per share attributable to holders of ordinary shares
Basic	$(0.48)	$(0.55)	$0.25	$(1.69)
Diluted	$(0.48)	$(0.55)	$0.24	$(1.69)
Shares used to compute net income (loss) per share attributable to holders of ordinary shares
Basic	27,370	17,679	23,758	17,679
Diluted	27,370	17,679	24,722	17,679
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$5,960	$(29,942)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	549	428
Share-based compensation	4,199	2,037
Excess tax benefit from share-based award exercises	(262)	—
Deferred income taxes	(688)	(586)
Gain on disposal of fixed asset	—	(29)
Changes in operating assets and liabilities:
Receivable from Roche	(967)	—
Receivable from related party	(34)	169
Other assets	(112)	(73)
Accounts payable, accruals and other liabilities	3,195	5,734
Net cash provided by (used in) operating activities	11,840	(22,262)
Investing activities
Purchases of property and equipment	(459)	(567)
Proceeds from disposal of fixed asset	—	29
Net cash used in investing activities	(459)	(538)
Financing activities
Post separation adjustments to the funding provided by Elan	—	(84)
Proceeds from issuance of ordinary shares upon exercise of stock options	442	—
Excess tax benefit from share-based award exercises	262	—
Cash paid for deferred offering costs	—	(117)
Proceeds from issuance of ordinary shares in public offering, net	117,391	—
Net cash provided by (used in) financing activities	118,095	(201)
Net increase (decrease) in cash and cash equivalents	129,476	(23,001)
Cash and cash equivalents, beginning of the year	176,677	124,860
Cash and cash equivalents, end of the period	$306,153	$101,859

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$988	$263

Supplemental disclosures of non-cash investing and financing activities
Offering costs in accounts payable and accrued liabilities	$45	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a clinical stage biotechnology company focused on the discovery, development and commercialization of novel antibodies for the potential treatment of diseases that involve protein misfolding or cell adhesion. The Company is focused on therapeutic monoclonal antibodies directed specifically to disease causing proteins. The Company's antibody-based product candidates target a number of potential indications including AL and AA forms of amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and novel cell adhesion targets involved in psoriasis and other inflammatory diseases (PRX003). The Company's strategy is to identify antibody candidates for clinical development by applying its extensive expertise in generating novel therapeutic antibodies and working with collaborators having expertise in specific animal models of disease.
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
Liquidity and Business Risks
As of September 30, 2014, the Company had an accumulated deficit of $35.4 million and cash and cash equivalents of $306.2 million.
In February 2014, the Company received $30.0 million upfront payment pursuant to a License, Development, and Commercialization Agreement (the "License Agreement") with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, "Roche"). In addition, in May 2014 the Company received a $15.0 million payment from Roche upon achievement of a clinical milestone related to the initiation of the Phase 1 study for PRX002 in April 2014.
In June and July 2014, the Company sold an aggregate of 5,462,500 ordinary shares for net proceeds of approximately $117.4 million, after deducting the underwriting discount and estimated offering expenses, in an underwritten public offering.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at September 30, 2014 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
The Company is dependent on Boehringer Ingelheim to manufacture clinical supplies for its therapeutic antibody programs. An inability to obtain product supply on a timely basis could have a material adverse impact on the Company's business, financial condition and results of operations.

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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Financial Statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. Although we achieved net income in the first nine months of 2014, primarily as a result of the $30.0 million upfront payment and the $15.0 million milestone payment under the Roche License Agreement, we expect to incur substantial losses for the foreseeable future.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no material changes to the significant accounting policies during the nine months ended September 30, 2014, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the 2013 Form 10-K, other than those listed below.
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
The Company generally classifies each of its milestones into one of three categories: (i) clinical milestones, (ii) regulatory and development milestones, and (iii) commercial milestones. Clinical milestones are typically achieved when a product candidate advances into or completes a defined phase of clinical research. For example, a milestone payment may be due to the Company upon the initiation of a clinical trial for a new indication. Regulatory and development milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the U.S. Food and Drug Administration (the "FDA") or other regulatory authorities. For example, a milestone payment may be due to the Company upon filing of a Biologics License Application (BLA) with the FDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net royalty sales by the licensee of a specified amount within a specified period.
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
Segment and Concentration of Risks
The Company operates one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews all financial information on a consolidated basis.
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
All of the Company's long-lived assets were held in the U.S. The Company’s accounts receivable from related party are from Elan located in Ireland for all periods presented. For the three and nine months ended September 30, 2014, receivable from Roche includes amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of collaboration revenue related to the upfront payment from Roche under the License Agreement, payment from Roche upon achievement of a clinical milestone and reimbursement for research and development services and fees earned from the provision of nonclinical research support to Elan, primarily in the areas of safety, toxicology and regulatory. The fees charged to Elan were calculated based on the expenses incurred by the Company in the provision of those R&D services, plus a contractually determined mark-up of those expenses.
The Company utilizes Boehringer Ingelheim in Switzerland for its clinical drug product supply for therapeutic antibody programs. An inability to obtain drug product supply on a timely basis could have a material adverse impact on the Company's business, financial condition and results of operations.
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
Recent Accounting Pronouncements
Except for the standards below, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2014, as compared to the recent accounting pronouncements described in our 2013 Form 10-K, that are of significance or potential significance to the Company.
In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is January 1, 2017. Early adoption is not permitted. The standard permits the use of either retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact the adoption of ASU 2014-09

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

will have on its consolidated financial statements. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $275.1 million and $153.3 million in money market funds included in cash and cash equivalents at September 30, 2014 and December 31, 2013, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Machinery and equipment	$5,789	$5,649
Leasehold improvements	2,211	1,927
Purchased computer software	120	85
	8,120	7,661
Less: accumulated depreciation and amortization	(4,838)	(4,289)
Property and equipment, net	$3,282	$3,372
Depreciation and amortization expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2014 compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and related expenses	$2,315	$2,800
Professional services	984	616
Accrued offering costs	31	82
Deferred rent	138	138
Other	346	254
Other current liabilities	$3,814	$3,890

5.	Net Income (Loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income (loss) per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding and restricted stock units. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2013, and therefore diluted net loss per ordinary share is equal to basic net loss per ordinary share. During the nine months ended September 30, 2014, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator (basic and dilutive):
Net income (loss)	$(13,182)	$(9,689)	$5,960	$(29,942)
Denominator (basic):
Weighted-average ordinary shares outstanding	27,370	17,679	23,758	17,679
Denominator (diluted):
Weighted-average ordinary shares outstanding	27,370	17,679	23,758	17,679
Dilutive stock options outstanding	—	—	964	—
Net weighted average ordinary shares outstanding	27,370	17,679	24,722	17,679
Net income (loss) per share attributable to holders of ordinary shares:
Basic net income (loss) per share	$(0.48)	$(0.55)	$0.25	$(1.69)
Diluted net income (loss) per share	$(0.48)	$(0.55)	$0.24	$(1.69)
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase ordinary shares	777	57	632	76
Total	777	57	632	76

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

6.	Commitments and Contingencies
Operating Lease
The Company has a noncancelable operating lease agreement for office and research and development space in the U.S. that expires in November 2020 with an estimated annual rent payment of approximately $1.9 million. The lease provides for approximately 50,400 of rentable square feet at a base rent that increases annually.
Future minimum payments under operating leases as of September 30, 2014, are as follows (in thousands):

Year Ended December 31,	Operating Lease
2014 (Remaining 3 months)	$368
2015	1,834
2016	1,938
2017	2,017
2018	2,096
Thereafter	4,237
Total future minimum lease payments	$12,490
The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.
Indemnity Obligations
The Company has entered into indemnification agreements with its current, and former, directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2014 and 2013.
Commitments
As of September 30, 2014, the Company had non-cancelable purchase commitments to suppliers for $3.2 million of which $3.0 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.2 million of which less than $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2014 (in thousands):

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

	Total	2014 (Remaining 3 months)	2015	2016	2017	2018	Thereafter
Purchase Obligations	$3,170	$3,170	$—	$—	$—	$—	$—
Contractual obligations under license agreements (1)	1,225	135	100	100	100	100	690
Total	$4,395	$3,305	$100	$100	$100	$100	$690

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
While Roche will record product revenue from sales of the Licensed Products, the Company and Roche will share in the net profits and losses of sales of the PRX002 for the Parkinson's disease indication in the U.S. on a 70%/30% basis with the Company receiving 30% of the profit and losses provided that the Company has not exercised its opt-out right.

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Multiple Element Accounting
The License Agreement was evaluated under ASC 605-25, Multiple Element Arrangements. The License Agreement includes the following deliverables: (1) an exclusive royalty bearing license, with the right to sublicense to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002 delivered at the effective date; (2) the Company's obligation to supply clinical material as requested by Roche for a period up to twelve months; (3) the Company's obligation to provide manufacturing related services to Roche for a period up to twelve months; (4) the Company's obligation to provide development activities under the development plan including the preparation and filing of the IND and initiation of the Phase I clinical trial estimated to be carried out over the next two years; and (5) the Company's obligation to provide indeterminate research services for up to three years at rates that are not significantly discounted and fully reimbursable by Roche.
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

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

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
The Company recognizes the research reimbursement as collaboration revenue as earned. The Company recognized $0.4 million and $1.1 million as collaboration service revenue during the three and nine months ended September 30, 2014, respectively, for research reimbursement from Roche. Cost sharing payments to Roche will be recorded as R&D expenses. The Company recognized $0.5 million and $1.0 million in R&D expense for payments made to Roche during the three and nine months ended September 30, 2014, respectively. Reimbursement for development costs from Roche under the cost-sharing arrangement will be allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million has been recognized as license revenue, after which the full reimbursement would be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and nine months ended September 30, 2014 were $1.0 million, and $4.5 million, respectively, of which $0.9 million and $4.0 million, respectively, were recognized as collaboration license revenue and $0.1 million and $0.5 million, respectively, were recognized as an offset to R&D expenses.
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
The clinical and regulatory milestones under the License Agreement after the point at which the Company could opt-out are not considered to be substantive due to the fact that active participation in the development actives that generate the milestones is not required by the License Agreement, and the Company can opt-out of these activities. There are no refund or claw-back provisions and the milestones are uncertain of occurrence even after the Company has opted out. Based on this determination, these milestones will be recognized similar to the commercial milestone, which will be accounted for as contingent revenue payments with revenue recognized upon achievement of the milestone assuming all revenue recognition criteria are met. The Company did not achieve

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

any of these other clinical and regulatory milestones under the License Agreement during the three and nine months ended September 30, 2014.

8.	Shareholders' Equity
Ordinary Shares
As of September 30, 2014, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 27,381,624 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2014, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2014. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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

For the three and nine months ended September 30, 2014, underwriting discount and offering expense of $1.2 million and $5.5 million, respectively, were classified as an offset to the proceeds and recorded in additional paid in capital on the balance sheet.

9.	Share-Based Compensation
The Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan (“LTIP”)
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Board, are eligible to receive equity awards under the LTIP. The LTIP provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights (“SARS”), restricted shares, restricted share units, cash or stock-based performance awards and other share-based awards to eligible individuals. Options under the LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life. In March 2014, the Board amended the LTIP, which was subsequently approved by the shareholders on May 21, 2014 during the Company's Annual General Meeting of Shareholders. The Company's shareholders approved the increase in the aggregate number of ordinary shares authorized for issuance under the LTIP by 2,900,000 ordinary shares, to a total of 5,550,000 ordinary shares.
The Company granted 47,500 and 99,000 share options during the three months ended September 30, 2014 and 2013, respectively, and 710,500 and 1,934,500 share options during the nine months ended September 30, 2014 and 2013, respectively, under the LTIP. The Company's option awards generally vest over four years. As of September 30, 2014, 2,866,000 ordinary shares

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

remain available for grant and options to purchase 2,621,137 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $13.10 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2017 related to unvested share-based payment awards at September 30, 2014 is $17.4 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development(1)	$601	$311	$1,650	$616
General and administrative	817	644	2,549	1,421
Total	$1,418	$955	$4,199	$2,037

_________________

(1)
Includes $20,000 and $108,000 for the three months ended September 30, 2014 and 2013, respectively, and $92,000 and $171,000 for the nine months ended September 30, 2014 and 2013, respectively, of share-based compensation expense related to options granted to a consultant.

The fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2014 and 2013 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	86.3%	81.0%	84.5%	84.1%
Risk-free interest rate	1.9%	1.8%	1.8%	1.2%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$15.01	$12.56	$20.03	$4.97
The following table summarizes the Company’s share option activity during the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,973,500	$7.50	9.17	$37,528
Granted	710,500	28.10
Exercised	(62,863)	7.05
Canceled	—	—
Outstanding at September 30, 2014	2,621,137	$13.10	8.70	$28,173
Vested and expected to vest at September 30, 2014	2,528,276	$12.95	8.69	$27,461
Vested at September 30, 2014	900,323	$7.23	8.41	$13,442

The following table summarizes information about the Company's share options outstanding as of September 30, 2014:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.03	$6.03	453,375	8.33	$6.03	188,250	$6.03
6.41	6.41	808,762	8.33	6.41	428,845	6.41
6.65	6.65	50,000	8.46	6.65	50,000	6.65
6.73	6.73	366,000	8.50	6.73	148,541	6.73
8.21	22.14	346,500	9.14	17.26	84,687	15.26
23.11	23.11	27,500	9.92	23.11	—	—
24.26	24.26	30,000	9.09	24.26	—	—
29.52	29.52	25,000	9.34	29.52	—	—
29.81	29.81	484,000	9.35	29.81	—	—
37.02	37.02	30,000	9.50	37.02	—	—
$6.03	$37.02	2,621,137	8.70	$13.10	900,323	$7.23

10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company's income tax provision was $241,000 and $137,000 for the three months ended September 30, 2014 and 2013, respectively, and was $688,000 and $267,000 for the nine months ended September 30, 2014 and 2013, respectively. The provision for income taxes differs from the statutory tax rate of

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and due to U.S. income taxed at different rates. Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full year and we re-evaluate this estimate each quarter based on our forecasted tax expense for the full year. The effective income tax rate for the nine months ended September 30, 2014 does not include a benefit for the U.S. federal research credit as it has not been extended beyond 2013. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
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
Agreements with Elan
As described elsewhere in these Condensed Consolidated Financial Statements, the results of operations of the Prothena business for the time period prior to the separation include transactions with Elan. The related party revenue recognized by the Company for the three and nine months ended September 30, 2014 and 2013 consisted of fees arising from R&D services provided to Elan. Additionally, the results of operations for the time period prior to the separation include certain costs allocated from Elan to the Company for centralized support services.
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

Notes to the Condensed Consolidated Financial Statements (continued)
(unaudited)

TSA expenses recognized during the three and nine months ended September 30, 2013 were $nil and $0.5 million (of which $0.1 million was included in R&D expenses and $0.4 million was included in G&A expenses), respectively. The TSA expired on December 31, 2013.
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
The payment terms of the RDSA provide that Elan will pay the Company: (i) a fixed charge of $500,000 per year based on a charge for two of the Company’s employees providing the services at a rate of $250,000 each per annum, (ii) if the $500,000 fixed charge has been paid in any year, a variable charge of $250,000 per year for any additional employee that provides services for such year (calculated pro rata based on the number of days the employee provides services in such year), (iii) research costs including direct overheads and (iv) a mark-up of 10% applied to the fixed charge, variable charge (if any) and research costs such that the total payment reflects a cost-plus standard. There is also a fixed monthly charge of $7,500 to account for lab space and capital equipment used by Elan, for so long as Elan uses such lab space and capital equipment. Revenue recognized by the Company included fees arising from R&D services provided to Elan of $137,000 and $171,000, respectively, for the three months ended September 30, 2014 and 2013, and $412,000 and $509,000 for the nine months ended September 30, 2014 and 2013, respectively.
Consulting Services Agreement
In April 2014, the Company entered into an agreement with a non-employee member of its Board of Directors to provide consulting services to the Company in connection with its Parkinson disease (PRX002) drug development program. The Company paid that Board member $nil and $20,000 in the three and nine months ended September 30, 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other things, the sufficiency of our cash and cash equivalents to meet our obligations; our need for additional capital; and our contractual obligations. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this report:

•	our ability to obtain additional financing in future offerings;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop and commercialize products;

•	our collaboration with Roche pursuant to the License Agreement;

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	restrictions on our ability to take certain actions due to tax rules and covenants with Elan;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents, and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of our ordinary share price;

•	business disruptions; and

•	the other risks and uncertainties described in the “Risk Factors” section of this Quarterly Report.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K Filed with the U.S. Securities and Exchange Commission (the "SEC") on March 7, 2014 (the "2013 Form10-K").
Overview
We are a clinical stage biotechnology company focused on the discovery, development and commercialization of novel antibodies for the potential treatment of diseases that involve protein misfolding or cell adhesion. We focus on therapeutic monoclonal antibodies directed specifically to disease causing proteins. Our antibody-based product candidates target a number of potential indications including AL and AA forms of amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and novel cell adhesion targets involved in psoriasis and other inflammatory diseases (PRX003). Our strategy is to identify antibody candidates for clinical development and commercialization by applying our extensive expertise in generating novel therapeutic antibodies and working with collaborators having expertise in specific animal models of disease.

We are a public limited company formed under the laws of Ireland. We separated from Elan Corporation Limited (formerly Elan Corporation, plc "Elan"), which subsequently became a wholly owned subsidiary of Perrigo Company plc ("Perrigo"), on December 20, 2012. Our ordinary shares began trading on The NASDAQ Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The NASDAQ Global Select Market.
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
Collaboration with Roche
In December 2013, we entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002, which are referred to collectively as “Licensed Products.” The License Agreement became effective following the expiration of the applicable Hart-Scott-Rodino waiting period on January 17, 2014, which triggered an upfront payment to us of $30.0 million from Roche, which we received in February 2014.
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
We filed an investigational new drug ("IND") application with the U.S. Food and Drug Administration (the "FDA"), for PRX002 and subsequently initiated a Phase 1 study in April 2014. In May, we received a $15.0 million milestone payment from Roche related to the initiation of the Phase 1 study for PRX002 in the clinic.
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
February 2014 Offering
In February 2014, Elan Science One Limited ("ESOL"), an indirect wholly owned subsidiary of Perrigo, sold 3,182,253 ordinary shares of Prothena. The ordinary shares were sold at a price to the public of $26.00 per ordinary share, before the underwriting discount. As a result, ESOL and Perrigo no longer owned any ordinary shares of Prothena as of such sale.
We did not receive any of the proceeds from the offering. We paid the costs associated with the sale of these ordinary shares (other than the underwriting discount, fees and disbursements of counsel for the selling shareholder) pursuant to a Subscription and Registration Rights Agreement dated November 8, 2012 by and between us, Elan (acquired by Perrigo) and ESOL.
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
Total share-based compensation expense for the nine months ended September 30, 2014 and 2013 was $4.2 million, and $2.0 million, respectively.
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
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2014, as compared to the recent accounting pronouncements described in our 2013 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparisons of Three and Nine Months Ended September 30, 2014 and 2013
Revenue

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Collaboration revenue	$1,349	$—	nm
Revenue—related party	137	171	(20)%
Total revenue	$1,486	$171	769%

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Collaboration revenue	$48,429	$—	nm
Revenue—related party	412	509	(19)%
Total revenue	$48,841	$509	nm

nm = not meaningful
Total revenue for the three months ended September 30, 2014 and 2013 was $1.5 million and $0.2 million, respectively, and was $48.8 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 22, 2014.
Collaboration revenue for the three months ended September 30, 2014 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $1.0 million (of which $0.9 million was recognized as collaboration license revenue) and reimbursement for research services of $0.4 million.
Collaboration revenue for the nine months ended September 30, 2014 consisted of the following amounts from Roche under the License Agreement: a one-time, non-refundable, non-creditable upfront payment of $30.0 million (which was recognized as collaboration license revenue), a clinical milestone of $15.0 million (of which $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $4.5 million (of which $4.0 million was recognized as collaboration license revenue) and reimbursement for research services of $1.1 million.
Related-party revenue for the nine months ended September 30, 2014 and 2013 was comprised of fees earned from the provision of research and development services to Elan (acquired by Perrigo). Total related-party revenue decreased by $34,000, or 20%, during the three months ended September 30, 2014 and decreased by $97,000, or 19%, during the nine months ended September 30, 2014, compared to the corresponding periods of the prior year, due to a reduction in the scope of the R&D services provided to Elan.
Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Research and development	$10,388	$6,348	64%
General and administrative	4,230	3,389	25%
Total operating expenses	$14,618	$9,737	50%

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Research and development	$28,345	$20,452	39%
General and administrative	14,040	9,782	44%
Total operating expenses	$42,385	$30,234	40%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three and nine months ended September 30, 2014 were $14.6 million and $42.4 million, respectively, compared to $9.7 million and $30.2 million, respectively, for the same periods in the prior year. Our R&D expenses primarily consisted of personnel costs and related expenses, including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003 and our discovery programs, and costs of providing research services to Elan. Pursuant to our License Agreement with Roche, in 2014 we began making payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs, which is included in our R&D expense. We recorded reimbursements from Roche for development and supply services based on the relative percentages as an offset to R&D expense. Our G&A expenses primarily consist of professional services expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $4.0 million, or 64%, for the three months ended September 30, 2014, and increased by $7.9 million, or 39%, for the nine months ended September 30, 2014, compared to the same periods in the prior year. The increase for the three months ended September 30, 2014 compared with the same period in the prior year was primarily due to increased external expenses related to product manufacturing primarily associated with our PRX003 program and increased external expenses related to drug development including clinical trials associated with PRX002 and NEOD001 programs, higher personnel costs including share-based compensation expenses and $0.5 million in expense reimbursements to Roche offset in part by $0.1 million in expense reductions because of reimbursements from Roche.
The increase for the nine months ended September 30, 2014 compared with the same period in the prior year was primarily due to an increase in external expenses related to product manufacturing primarily associated with our PRX003 and NEOD001 programs offset in part by a reduction in PRX002 product manufacturing expense, increased external expenses for drug development including clinical trial cost associated with PRX002 and to a lesser extent NEOD001 programs, higher personnel costs including share-based compensation expenses, and $1.0 million in expense reimbursements to Roche offset in part by $2.2 million in expense reductions from reimbursements from Roche (including $1.7 million for a portion of the $15.0 million milestone received from Roche in the quarter ended June 30, 2014).
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001 and PRX002) and other R&D expenses for the three and nine months ended September 30, 2014 and 2013, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2014	2013	2014	2013
NEOD001 (1)	$2,152	$1,067	$5,480	$2,754	$32,716
PRX002 (2)	2,543	3,101	6,287	9,574	27,223
Other R&D (3)	5,693	2,180	16,578	8,124
	$10,388	$6,348	$28,345	$20,452

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the nine months ended September 30, 2014, $2.2 million was recorded as an offset to R&D expenses including $1.7 million for a portion of the $15.0 million milestone received from Roche in the quarter ended June 30, 2014.

(3)
Other R&D is comprised of preclinical development and discovery programs that have not had successful first patient dosing in a Phase 1 clinical trial, including PRX003, and research costs we incurred in providing research services to Elan.

General and Administrative Expenses
Our G&A expenses increased by $0.8 million, or 25%, for the three months ended September 30, 2014, and increased by $4.3 million, or 44%, for the nine months ended September 30, 2014, compared to the same periods in prior year. The increase for the three months ended September 30, 2014 compared with the same period in the prior year related primarily to higher personnel costs, including share-based compensation expenses, and higher external consulting expenses offset in part by lower legal expenses. The increase for the nine months ended September 30, 2014 compared with the same period in the prior year was primarily due to higher personnel costs, including share-based compensation expenses, higher legal expenses and higher external consulting expenses.
Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Interest income	$19	$14	36%
Other income, net	172	—	nm
Total Other Income	$191	$14	1,264%

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Interest income	$54	$50	8%
Other income, net	138	—	nm
Total Other Income	$192	$50	284%
______________
nm = not meaningful
Interest income increased by $5,000, or 36%, for the three months ended September 30, 2014, and increased by $4,000, or 8%, for the nine months ended September 30, 2014 compared to the same periods in prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the three and nine months ended September 30, 2014 was higher primarily due to foreign exchange income from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Provision for income taxes	$241	$137	76%

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014/2013
	(Dollars in thousands)
Provision for income taxes	$688	$267	158%
The tax provisions for the three months ended September 30, 2014 and 2013, were $241,000 and $137,000, respectively, and were $688,000 and $267,000 for the nine months ended September 30, 2014 and 2013, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with nominal, recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	September 30, 2014	December 31, 2013
Working capital	$298,848	$170,816
Cash and cash equivalents	306,153	176,677
Total assets	313,597	182,410
Other non-current liabilities	2,065	1,734
Total liabilities	12,036	9,140
Total shareholders’ equity	301,561	173,270
Working capital was $298.8 million at September 30, 2014, an increase of $128.0 million from working capital of $170.8 million as of December 31, 2013. This increase was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $117.4 million from our June 2014 public offering, as well as the $45.0 million in upfront and milestone payments from Roche.
As of September 30, 2014, we had $306.2 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of September 30, 2014, $15.4 million of our outstanding cash and cash equivalents related to U.S. operations that management asserted was permanently reinvested. If these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Nine Months Ended September 30, 2014 and 2013
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$11,840	$(22,262)
Net cash used in investing activities	(459)	(538)
Net cash provided by (used in) financing activities	118,095	(201)
Net increase (decrease) in cash and cash equivalents	$129,476	$(23,001)
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $11.8 million for nine months ended September 30, 2014, primarily due to receipt of the upfront payment of $30.0 million and the clinical milestone payment of $15.0 million from Roche, partially offset by $42.4 million in expenses (adjusted to exclude non-cash charges) and increases in accrued liabilities. Net cash used in operating activities was $22.3 million for the nine months ended September 30, 2013, consisting primarily of net losses (adjusted to exclude non-cash charges) offset by increases to accounts payable and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $459,000 and $538,000 for the nine months ended September 30, 2014 and 2013, respectively, consisting primarily of purchases of property and equipment.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 was $118.1 million, primarily from net proceeds from our June 2014 public offering and to a lesser extent from issuance of common stock upon exercise of stock options. Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2013, which consisted of $0.1 million payments of deferred offering costs associated with our October 2013 equity financing and the final settlement of $0.1 million liabilities as a result of our separation from Elan.
Off-Balance Sheet Arrangements
At September 30, 2014, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of September 30, 2014 consist of operating leases of $12.5 million, contractual obligations under license agreements of $1.2 million and purchase obligations of $3.2 million (of which $3.0 million is included in the accrued current liabilities). Operating leases represent our future minimum rental commitments under our operating leases. Purchase obligations represent our non-cancelable purchase commitments to suppliers.
The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

	Total	2014 (remaining 3 months)	2015	2016	2017	2018	Thereafter
Operating leases	$12,490	$368	$1,834	$1,938	$2,017	$2,096	$4,237
Purchase Obligations	3,170	3,170	—	—	—	—	—
Contractual obligations under license agreements (1)	1,225	135	100	100	100	100	690
Total	$16,885	$3,673	$1,934	$2,038	$2,117	$2,196	$4,927

(1) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreement with our contract manufacturer for clinical supplies which is denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $140,000 during the nine months ended September 30, 2014. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our accounts receivables are due from two customers, Roche our collaboration partner and Elan (acquired by Perrigo) to whom we provide R&D services. We do not believe that our credit risk is significant. As of September 30, 2014, our receivables from these customers totaled $1.1 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings. We may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk.  Our Annual Report on Form 10-K for 2013 (filed with the SEC on March 7, 2014) includes a detailed discussion of our business and the risks to our business.  You should carefully read that Form 10-K.  You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q.  The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $41.0 million, $41.4 million and $29.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Although we achieved net income of $6.0 million in the first nine months of 2014, primarily as a result of the $45.0 million in upfront and milestone payments from Roche under the License Agreement, we expect to incur substantial losses for the foreseeable future as we:

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
As of September 30, 2014, we had cash and cash equivalents of $306.2 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

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

We currently have clinical trial liability insurance coverage in the aggregate amount of $10.0 million for all of our clinical trials in all jurisdictions; we have an additional $5.0 million in coverage for certain clinical trials in certain jurisdictions. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our drug candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our ordinary share price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
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
 To date, we believe our consultants, contract research organizations and other similar entities with which we are working have performed well; however, if these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with applicable regulations, we may be required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue these activities, we may not be able to enter into arrangements with alternative third-party contractors or to do so on commercially reasonable terms, which may result in a delay or increased costs for our planned clinical trials. Accordingly, we may be delayed in obtaining regulatory approvals for our drug candidates and may be delayed in our efforts to successfully develop our drug candidates.
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
We do not currently operate manufacturing facilities for pre-clinical or clinical production of any of our drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we rely on a single third-party manufacturer to supply, store, and distribute pre-clinical and clinical supply of our drug candidates, and plan to continue to do so until we increase the number of manufacturers with whom we contract. Any performance failure or capacity limitation on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.
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
Our ordinary shares commenced trading on The NASDAQ Global Market on December 21, 2012 and currently trade on The NASDAQ Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future clinical trials;

•	our collaboration with Roche pursuant to the License Agreement to develop and commercialize PRX002, as well as any future Licensed Products targeting alpha-synuclein;

•	failure or delays in advancing our preclinical drug candidates or other drug candidates we may develop in the future, into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2014, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan is 2,866,000.
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
We are subject to the Irish Takeover Panel Act, 1997, Takeover Rules, 2013, or the Irish Takeover Rules. Under the Irish Takeover Rules, our Board is not permitted to take any action that might frustrate an offer for our ordinary shares once our Board has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of ordinary shares, options or convertible securities, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our Board has reason to believe an offer is or may be imminent. These provisions may give our Board less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the U.S.
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

Dated:	November 4, 2014	Prothena Corporation plc (Registrant)

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