Form 10-K
period 2014-12-31
Prothena Corp plc
filed 2015-03-13
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014

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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No ☐

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $600.7 million, based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
27,399,535 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 21, 2015 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2014.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2014

PART I
ITEM 1. BUSINESS

Overview
We are a late-stage clinical biotechnology company focused on the discovery, development and commercialization of novel protein immunotherapy programs for the potential treatment of diseases that involve amyloid or cell adhesion. We are developing antibody-based product candidates that target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and psoriasis and other inflammatory diseases (PRX003).
We are conducting The VITAL Amyloidosis Study, a Phase 3 global registrational trial, and a concurrent Phase 1/2 trial for our lead antibody, NEOD001, for the potential treatment of patients with AL amyloidosis. NEOD001 received Fast Track designation from the U.S. Food and Drug Administration (the "FDA") in December 2014.
In collaboration with Roche, we are developing PRX002 for the treatment of Parkinson’s disease and other related synucleinopathies. During 2014, we advanced PRX002 into clinical development with the initiation of two Phase 1 studies. Results for the first Phase 1 study, a single ascending dose trial in healthy volunteers, are expected in March 2015. We continue to enroll patients with Parkinson's disease in the second Phase 1 multiple ascending dose study, with results expected in first half of 2016.
For PRX003, we expect to initiate a Phase 1 single ascending dose study in healthy volunteers during the first half of 2015, with a multiple ascending dose study in patients with psoriasis beginning in 2016 to establish potential clinical proof-of-biology in Phase 1. Beyond psoriasis, we may further develop PRX003 for the potential treatment of orphan and/or other inflammatory diseases.
We are a public limited company formed under the laws of Ireland. On December 20, 2012, we separated from Elan Corporation, plc (“Elan”). Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.

Our Strategy

Our goal is to be a leading biotechnology company focused on the discovery, development and commercialization of novel protein immunotherapy programs for the treatment of diseases that involve amyloid or cell adhesion. Key elements of our strategy to achieve this goal are to:

•	Continue to discover antibodies directed against novel targets related to amyloid or cell adhesion.

We leverage our core scientific expertise and proprietary technology to develop innovative antibody-based therapeutics for the potential treatment of major unmet medical needs. Once we formulate a novel hypothesis or approach to a known target, we generate antibodies against that target. Specific and selective antibodies are characterized in vitro, then used to test the initial hypothesis in vivo using animal models of disease. We often rely on the use of animal models that have been extensively developed by external laboratories, as we have already done with our programs for AL amyloidosis, Parkinson’s disease and psoriasis.

•	Quickly translate our research discoveries into clinical development.

Once we establish in vivo proof of concept for our antibody candidates, we use animal models to identify potential clinical candidates and to rapidly advance these candidates into manufacturing and preclinical testing. In 2012, we filed an Investigational New Drug Application ("IND") with the FDA for NEOD001 for AL and AA amyloidosis and less than two years later, in December 2014, we initiated The VITAL Amyloidosis Study, a Phase 3 global registrational clinical trial in patients with AL amyloidosis and cardiac dysfunction.

•	Establish early clinical proof of concept with our therapeutic antibodies.

We leverage our insight of disease pathology related to amyloid or cell adhesion to employ biomarker endpoints as a way to detect signals of biological activity early in the clinical development process. We may elect to start clinical testing of our antibodies in indications that have well-established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, by us or potential partners.

•	Focus on diseases that lack effective therapies.

We focus on the development and commercialization of therapies for serious and/or life-threatening diseases that lack effective therapies. NEOD001 received Fast Track designation in December 2014, and has received orphan drug designation in both the U.S. and Europe for the treatment of AL amyloidosis. We have initiated The VITAL Amyloidosis Study, a Phase 3 clinical trial for NEOD001 for the treatment of newly-diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction. To date, there are no approved therapies for the treatment of AL amyloidosis.

In collaboration with Roche, we are developing PRX002 as a potential disease-modifying treatment of Parkinson’s disease and other related synucleinopathies. During 2014, we advanced PRX002 into clinical development with the initiation of two Phase 1 studies. Results for the first Phase 1 study, a single ascending dose trial in healthy volunteers, are expected in March 2015. We continue to enroll patients with Parkinson's disease in the second Phase 1 multiple ascending dose study, with results expected in the first half of 2016. To date, all approved therapies for patients with Parkinson's disease focus on the alleviation of disease symptoms.

We expect to initiate a Phase 1 single ascending dose study for PRX003 in healthy volunteers in the first half of 2015, with a multiple ascending dose trial enrolling patients with psoriasis in 2016. While therapies exist today that treat psoriasis and other inflammatory disorders, we believe our antibody has the potential to improve the outcome for patients who do not receive adequate benefit from existing therapies.

Moving forward, we intend to advance new discovery-stage monoclonal antibody therapeutics that show promise in orphan disease indications.

•	Strategically collaborate or out-license select programs.

Our robust discovery engine generates monoclonal antibodies that may be useful in treating unmet medical needs. For therapeutic antibody programs targeting broad patient populations that may require large clinical trials and development investment, we may seek to collaborate or license these potential antibody therapeutics to biotechnology or pharmaceutical companies for development and/or commercialization. In line with our strategy, in December 2013, we entered into the License, Development and Commercialization Agreement with Roche (described below), to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002 for the potential treatment of Parkinson’s disease and other related synucleinopathies.

•	Highly leverage external talent and resources.

Although we plan to maintain strong talent internally having expertise in our core areas of focus and as needed to execute efficiently on our clinical development and business objectives, we will leverage external resources to meet our operational and business needs while maintaining flexibility as those needs may change over time. We plan to continue to rely on the very extensive experience of our management team to execute on our objectives.

•	Collaborate with scientific and clinical experts in disease areas of interest.

We collaborate with highly regarded scientists having expertise in our disease areas of interest to test and characterize our potential therapeutic antibody candidates. We also collaborate with leading clinical experts in our disease areas of interest for feedback and guidance on our programs. In addition, we engage a number of consultants having specific functional and/or disease area expertise to help us execute on our preclinical and clinical development programs.

•	Evaluate commercialization strategies in order to maximize the value of our product candidates or future potential products.

As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; regional licensing for markets where we do not have expertise or infrastructure; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. We evaluate options for each product based on a number of factors including commercial synergies and expertise, capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies.

Research and Development Pipeline

Our research and development pipeline includes three therapeutic antibody programs that we intend to advance: NEOD001 for the potential treatment of AL amyloidosis; PRX002 in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; and PRX003 for the potential treatment of psoriasis and other inflammatory diseases.

The following table summarizes the status of our research and development pipeline for our lead programs:
Our Lead Programs

NEOD001 for AL Amyloidosis

Our most advanced product development program, NEOD001, targets AL amyloidosis. Systemic amyloidoses, including AL, AA and ATTR amyloidosis, are a complex group of diseases caused by tissue deposition of amyloid proteins that result in progressive organ damage. The most common type, AL amyloidosis or primary systemic amyloidosis, results from hematological disorder involving abnormal plasma cells. Plasma cells normally produce light chains that pair with heavy chains to make functional antibodies. But in AL amyloidosis, something goes awry - the cause remains unknown. A subset of plasma cells begin overproducing a single light chain in great abundance. These light chains then misfold in blood and eventually aggregate into tissues, such as heart and kidneys, causing extensive organ damage and fatigue.

AL amyloidosis is a grievous disease and there are no approved treatments that directly target the toxic forms of the AL protein that build up in the organs. AL amyloidosis is a rare disorder with about 15,000 patients in the U.S. and Europe, however, we believe this disease is significantly underdiagnosed. Both the cause and origins of AL amyloidosis remain poorly understood.

Current treatment for patients with AL amyloidosis include organ transplants or the administration of off-label chemotherapeutic and/or oncologic therapies targeted at killing plasma cells to decrease the production of light chain circulating in the blood, called the hematologic burden. These chemotherapeutic and/or oncologic agents are associated with a known adverse event profile and patients often become refractory to their hematologic effect and/or relapse. In addition, the target of these therapies remains the plasma cells responsible for production of light chain, rather than the toxic light chain in circulation or built up in the organs. There remains a significant unmet need to directly target and remove the insoluble amyloid deposited on organs, to improve organ function and mortality, without increasing adverse events.

NEOD001 is a humanized monoclonal antibody that specifically targets the circulating misfolded soluble light chain and deposited insoluble amyloid that accumulates in AL amyloidosis. NEOD001 received Fast Track designation from the FDA in December 2014. The purpose of the Fast Track designation is to make important new drugs available to patients earlier. The Fast Track program also provides a company with the ability to submit sections of the Biologics License Applications ("BLA") for review before the company submits the complete BLA. This enables the FDA to review sections of the BLA as they are received, rather than waiting until every section of the application is completed, and also allows for Priority Review, which can shorten the standard review of the final BLA to six months. A drug program with Fast Track designation permits the company to have early and frequent communications with the FDA in the development and review of the product candidate, potentially leading to faster drug approval.

In addition, NEOD001 was granted orphan drug designation for the treatment of AL and AA amyloidosis by the FDA in 2012 and for the treatment of AL amyloidosis by the European Medicines Agency (the "EMA") in 2013.

The VITAL Amyloidosis Study, a Phase 3 Clinical Trial

In December 2014, we initiated The VITAL Amyloidosis Study, a Phase 3 clinical trial for NEOD001 in patients with AL amyloidosis. The trial is designed to support global regulatory approvals. We intend to enroll approximately 230 newly-diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction. Patients will be randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days, with both groups receiving concurrent standard of care therapy.

The composite primary endpoint is event-based, with all-cause mortality or cardiac hospitalizations as qualifying events. Secondary endpoints of the study include evaluation of the cardiac biomarker NT-proBNP, renal biomarker proteinuria, six-minute walk test, and multiple quality of life evaluations including the Short Form-36 and the Kansas City Cardiomyopathy Questionnaire. Prothena designed the study with 90% power to detect a 30% change in the event rate between the treatment and placebo groups with a two-sided alpha of 0.05. The trial allows for an interim analysis to assess the primary endpoint for efficacy and futility.

Cardiac and Renal Biomarker Responses in Phase 1/2 Study

The VITAL Amyloidosis Study, a Phase 3 clinical trial, was initiated following report of positive data in the ongoing Phase 1/2 clinical trial. In December 2014, we reported results from the ongoing Phase 1/2 study that showed 7 of 14 cardiac-evaluable patients (50%) treated with NEOD001 demonstrated a cardiac response, defined as more than 30% and 300 pg/mL decrease in levels of NT-proBNP from baseline (a validated cardiac biomarker associated with mortality). Cardiac responders, on average, showed more NT-proBNP decline with added monthly NEOD001 infusions. The 50% cardiac response rate compares favorably with the expected results of a 26.5% cardiac response rate from historical data in patients treated solely with standard of care that is not approved specifically for AL amyloidosis (Comenzo, et al., Leukemia. 2012;26:2317-2325). As noted in numerous peer-reviewed publications, increasing levels of NT-proBNP predicts higher mortality rates in patients with AL amyloidosis. Conversely, decreasing levels of NT-proBNP predicts lower mortality rates.

In a best response analysis of renal-evaluable patients treated with NEOD001, 6 of 14 renal-evaluable patients (42.9%) demonstrated a response, defined as more than 30% decrease in proteinuria in the absence of greater than 25% worsening of estimated glomerular filtration rate ("eGFR"). The 42.9% renal response rate compares favorably with the expected results of an approximately 24% renal response rate from historical data in patients treated solely with standard of care that is not approved specifically for AL amyloidosis (Palladini, et al., Blood. 2014 124: 2325-2332). Increased levels of proteinuria and decreased eGFR predicts faster progression to dialysis where decreased levels of proteinuria and increased eGFR predicts delayed time to dialysis.

Safety, Tolerability, Pharmacokinetics and Immunogenicity

Data from the Phase 1/2 study also continued to demonstrate that chronic monthly infusions of NEOD001 are safe and well-tolerated in patients with AL amyloidosis and persistent organ dysfunction. A database analysis as of September 30, 2014 showed a total of 27 patients in seven dosing cohorts received 209 infusions, with each patient treated on average for approximately eight months. No hypersensitivity reactions or drug-related serious adverse events were reported and no anti-NEOD001 antibodies were detected. NEOD001 demonstrated excellent pharmacokinetic properties, supporting a dose level of 24 mg/kg every 28 days. The most frequently reported adverse events (more than 10% of subjects) were fatigue, cough, dyspnea, diarrhea, upper respiratory infection, anemia, headache, hyponatremia, nausea and edema. All adverse events were mild to moderate and no dose limiting toxicities have been observed. As of September 30, 2014, 19 patients continued on therapy (eight patients discontinued). No patient discontinued due to drug-related adverse events. Following selection of 24 mg/kg as the Phase 3 recommended dose, in consultation with their treating physician, all 14 eligible patients continuing in the dose escalation portion of the Phase 1/2 study have chosen to escalate to 24 mg/kg.

Expansion Portion of Phase 1/2 Study

Concurrent with The VITAL Amyloidosis Study, a Phase 3 clinical trial, we are enrolling up to an additional 25 patients, with AL amyloidosis and selected persistent organ dysfunction, in an open-label expansion portion of the Phase 1/2 study. We plan to enroll 10 patients with cardiac dysfunction, 10 patients with renal dysfunction and five patients with peripheral neuropathy, all of whom will receive 24 mg/kg intravenously every 28 days. The expansion phase will continue to evaluate safety, tolerability, pharmacokinetics and immunogenicity of NEOD001 as well as the specific clinical activity against cardiac, renal and neuropathy endpoints.

PRX002 for Parkinson’s Disease

In December 2013, we entered into a License, Development, and Commercialization Agreement (the "License Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002. Together, we and Roche aim to develop PRX002 as a disease-modifying treatment for Parkinson’s disease and potentially other synucleinopathies. For more information on the License Agreement, see the information below.

Alpha-synuclein is found extensively in neurons and is a major component of pathological inclusions that characterize several neurodegenerative disorders, including Parkinson’s disease, dementia with Lewy bodies, and multiple system atrophy, which collectively are termed synucleinopathies. While the normal function of synuclein is not well understood, the protein normally occurs in a soluble form. In synucleinopathies, the synuclein protein can misfold and aggregate to form soluble aggregates and insoluble fibrils that contribute to the pathology of the disease.

There is genetic evidence for a causal role of synuclein in Parkinson’s disease. In rare cases of familial forms of Parkinson’s disease, there are mutations in the synuclein gene, or duplication and triplications of the gene that may cause synuclein protein to form amyloid-like fibrils that contribute to the disease. There is also increasing evidence that this disease-causing synuclein can be propagated and transmitted from neuron to neuron, resulting in an infection-like spread of neuronal death. Recent studies in cellular and animal models suggest that the spread of synuclein-associated neurodegeneration can be disrupted by targeting aberrant forms of synuclein.

Parkinson’s disease is a degenerative disorder of the central nervous system that affects one in 100 people over age 60. Current treatments for Parkinson’s disease are only effective at managing the early motor symptoms of the disease, mainly through the use of levodopa and dopamine agonists. As the disease progresses and dopaminergic neurons continue to be lost, these drugs eventually become less effective at treating the symptoms. The goal of our approach is to slow down the progressive neurodegenerative consequences of disease, a current unmet need. PRX002 targets alpha-synuclein and may slow or reduce the neurodegeneration associated with synuclein misfolding and/or transmission.

During 2014, we and Roche advanced PRX002 into clinical development with the initiation of two Phase 1 studies. The first study, a Phase 1 double-blind, placebo-controlled, single ascending dose trial, enrolled 40 healthy volunteers, all of which were randomized 3:1 into five escalating dose cohorts to receive PRX002 or placebo every 28-days. Results for this trial are expected in March 2015.
In addition, we are enrolling patients with Parkinson’s disease in a Phase 1 multiple ascending dose study. The Phase 1 randomized, double-blind, placebo-controlled, multiple ascending dose study of PRX002 is expected to enroll up to 60 patients with Parkinson's disease at multiple centers across the U.S. and is designed to evaluate the safety, tolerability, pharmacokinetics and immunogenicity of PRX002. The multiple ascending dose study will also evaluate multiple clinical and exploratory biomarker endpoints. Patients will be enrolled in escalating dose cohorts of PRX002 or placebo and will be observed for up to 6 months.

Prior to initiating clinical trials, we tested the efficacy of PRX002 in various cellular and animal models of synuclein-related disease. In transgenic mouse models of Parkinson’s disease, passive immunization with 9E4, the murine version of PRX002, reduced the appearance of synuclein pathology, protected synapses and improved performance by the mice in behavioral testing.

License, Development, and Commercialization Agreement with Roche

In December 2013, we entered into the License Agreement with Roche to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002, which are referred to in this report collectively as “Licensed Products.” The License Agreement became effective following the expiration of the applicable Hart-Scott-Rodino waiting period on January 17, 2014, which triggered an upfront payment to us of $30.0 million from Roche, which we received in February 2014.

Pursuant to the License Agreement, we and Roche are collaborating to research and develop antibody products targeting alpha-synuclein. Roche is providing funding for a research collaboration between us and Roche focused on optimizing early stage antibodies targeting alpha-synuclein, potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to increase delivery of therapeutic antibodies to the brain. Roche is primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products under the collaboration including PRX002. Roche will also become responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.

In addition to the $30.0 million upfront payment and a clinical milestone payment of $15.0 million paid in 2014, Roche is also obligated to pay:

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

Under the License Agreement with Roche, we granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The License Agreement continues on a country-by-country basis until the expiration of all payment obligations thereunder. The License Agreement may also be terminated (i) by Roche at will after the first anniversary of the effective date of the License Agreement, either in its entirety or on a Licensed Product-by-Licensed Product basis, upon 90 days’ prior written notice to us prior to first commercial sale and 180 days’ prior written notice to us after first commercial sale, (ii) by either party, either in its entirety or on a Licensed Product-by-Licensed Product or region-by-region basis, upon written notice in connection with a material breach uncured 90 days after initial written notice, and (iii) by either party, in its entirety, upon insolvency of the other party. The License Agreement may be terminated by either party on a patent-by-patent and country-by-country basis if the other party challenges a given patent in a given country. Our rights to co-develop Licensed Products under the License Agreement will terminate if we commence certain studies for certain types of competitive products. Our rights to co-promote Licensed Products under the License Agreement will terminate if we commence a Phase 3 study for such competitive products.

PRX003 for Psoriasis and Other Inflammatory Diseases

We are developing PRX003, a monoclonal antibody targeting melanoma cell adhesion molecule ("MCAM") for the potential treatment of psoriasis and other inflammatory diseases, and expect to initiate a Phase 1 single ascending dose study in the first half of 2015. Beyond psoriasis, we may further develop this antibody for the potential treatment of orphan and/or other inflammatory diseases.

Within the immune system, white blood cells play an important role. T-cells are a subset of white blood cells that express either CD4 glycoprotein (CD4+) or CD8 glycoprotein (CD8+) on their surface. CD4+ T-cells are called “helper” cells as they do not neutralize the infection, but rather initiate the body’s response to infections. Th-17 cells are a subset of CD4+ T-cells characterized by the production of IL-17, and are known to be key participants in inflammatory reactions and various autoimmune diseases.

MCAM is a cell adhesion molecule that allows certain cells traveling in the blood stream to leave the circulation and enter tissues. MCAM is expressed on pathogenic Th-17 immune cells. These immune cells are believed to underlie many inflammatory diseases. MCAM functions like VELCRO™ hook-and-loop fasteners, allowing these cells to stick to the blood vessel wall, so that they can migrate into the surrounding tissues to initiate and/or maintain their pathogenic process.

Our research in the area of cell adhesion has uncovered unique insights into MCAM function, allowing us to develop specific and novel antibodies that block MCAM’s VELCROTM-like function and may serve as therapeutics to prevent disease causing cells from spreading into tissue.

Anti-MCAM antibodies may be useful for treating a variety of inflammatory diseases such as psoriasis, psoriatic arthritis, rheumatoid arthritis, multiple sclerosis, sarcoidosis, uveitis, and Behcet’s disease. Autoimmune and/or autoinflammatory diseases arise from the body’s inappropriate immune response against substances and tissues normally present in the body. In other words, the immune system mistakes some part of the body as a foreign pathogen and attacks its own cells. A substantial portion of the population suffers from these diseases, which are often chronic, debilitating, and life-threatening.

Current treatment for many types of inflammatory diseases may entail the use of broad acting immunosuppressive agents that weaken the body’s ability to fight infection. Only 3 to 5% of CD4+ T-cells in the circulation express MCAM, yet these cells appear to be disproportionately involved in the propagation of inflammatory diseases. Hence, anti-MCAM based therapy may provide a more specific way to target the disease-causing immune cells while not interfering with normal function of the majority of the immune system.

We have generated monoclonal antibodies that selectively block MCAM-mediated cell adhesion and have been shown to delay relapse and severity of relapse in a mouse model of autoimmune inflammation.

We expect to initiate a Phase 1 single ascending dose trial of PRX003 in the first half of 2015, with a multiple ascending dose study beginning in 2016. Our clinical strategy is to pursue psoriasis initially to allow for potential rapid feedback on the biological activity of our therapeutic agent and establish a solid clinical foundation to inform our decisions as we explore the full development potential of this antibody in psoriasis and other inflammatory indications. We may elect to license or partner PRX003 for disease areas that would require larger clinical trials and investment.

Our Discovery Programs

Our pipeline also includes several late discovery-stage programs for which we are testing the efficacy of antibodies in preclinical models of diseases related to amyloid or cell adhesion. If promising, we expect that these antibodies will advance to preclinical development. New target discovery will focus on the potential treatment of orphan indications involving amyloidosis or cell-adhesion where we can bring these therapies to patients expeditiously through our internal expertise and resources. Existing late discovery-stage programs with non-orphan indications may be partnered or out-licensed.

Regulation

We anticipate that if we commercialize any products, the U.S. market will be our most important market. For this reason, the laws and regulations discussed below focus on the requirements applicable to biologic products in the U.S.

Government Regulation

Governmental authorities, including the FDA and comparable regulatory authorities in other countries, regulate the design, development, testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising, promotion and marketing of pharmaceutical products, including biologics, under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, and the Public Health Service Act and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending product approval applications until manufacturing or other alleged deficiencies are brought into compliance. The FDA also has the authority to cause the withdrawal of approval of a marketed product or to impose labeling restrictions.

The pricing of pharmaceutical products is regulated in many countries and the mechanism of price regulation varies. In the U.S., while there are limited indirect federal government price controls over private sector purchases of drugs, it is not possible to predict future regulatory action on the pricing of pharmaceutical products.

Product Approval

United States. In the U.S., our drug candidates are regulated as biologic pharmaceuticals, or biologics. The FDA regulates biologics under the Federal Food, Drug and Cosmetics Act, Public Health Safety Act and its implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice ("GLP") regulations;

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each proposed indication, all performed in accordance with FDA’s current good clinical practices ("cGCP") regulations;

•	submission to the FDA of a BLA for a new biologic, after completion of all pivotal clinical trials;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practices ("cGMP") regulations; and

•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the U.S.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board ("IRB") before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

The FDA has four program designations - Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review - to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The Breakthrough Therapy designation provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the BLA within six months, compared to ten months under standard review.

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities where the candidate product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy ("REMS") plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post- market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

There can be no marketing in the U.S. of a biologic until a BLA has been submitted and approved by the FDA. Until an application is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA.

European Union. In Europe, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing application is similar to the NDA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (the "CHMP"), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety, and efficacy, it will submit a favorable opinion to the European Commission (the "EC"). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states.

In addition to the centralized procedure, the EC also has: (i) a nationalized procedure, which requires a separate application to and approval determination by each country; (ii) a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and (iii) a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision. Regardless of the approval process employed, various parties share responsibilities for the monitoring, detection, and evaluation of adverse events post-approval, including national authorities, the EMA, the EC, and the marketing authorization holder.

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

The FDA also enforces the requirements of the Prescription Drug Marketing Act, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians. Sales, marketing and scientific/educational grant programs must comply with the Federal Anti-Kickback Statute, the False Claims Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. We may also be subject to the Physician Payment Sunshine Act ("Sunshine Act") which regulates disclosure of payments to healthcare professionals and providers.

The Foreign Corrupt Practices Act (the “FCPA”) and U.K. Bribery Act prohibit companies and their representatives from offering, promising, authorizing or making payments to foreign officials (and certain private individuals under the U.K. Bribery Act) for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we interact with may meet the definition of a foreign government official for purposes of the FCPA. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a BLA. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost- containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

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

Intellectual Property

We seek to protect our proprietary technology and other intellectual property that we believe is important to our business, including by seeking, maintaining and defending patents. We also rely on trade secrets and know-how to protect our business. We seek licenses from others as appropriate to enhance or maintain our competitive position.

Our intellectual property is primarily directed to immunological approaches to the treatment of diseases that involve amyloid or cell adhesion, and other proprietary technologies and processes related to our lead product development candidates.

We own or hold exclusive licenses to a number of issued U.S. patents and pending U.S. patent applications, as well as issued foreign patents and pending Patent Corporation Treaty applications and foreign counterparts. As of February 27, 2015, our patent portfolio included the following patents or patent applications that we own or have exclusively licensed from other parties:

•	Approximately 57 patent and patent applications related to AL or AA amyloidosis, including our NEOD001 program;

•	Approximately 133 patents and patent applications related to Parkinson’s disease and other synucleinopathies,

including our PRX002 program;

•	Approximately 20 patents and patent applications related to psoriasis and other inflammatory diseases, including our PRX003 program; and

•	Approximately 77 patents and patent applications related to other potential targets of intervention.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

The patents referenced above have expiration dates ranging from 2020 through 2036 (excluding any available patent term extensions).

University of Tennessee License Agreement: Under a License Agreement with the University of Tennessee Research Foundation, we have exclusively licensed from the University of Tennessee its joint ownership interest in certain patents jointly owned with us. Those patents relate to our program targeting amyloidosis. Under that sublicensable, worldwide license, we are required to pay to the University of Tennessee an amount equal to 1% of net sales of any product covered by any licensed patent, plus certain additional payments in the event that all or a portion of the license is sublicensed. To date, we have not paid or incurred any royalties to the University of Tennessee under our agreement. The agreement is effective on a country-by-country basis for the longer of (i) a period of twenty years from the date of execution of the agreement, or (ii) in each country in which a valid claim for any licensed patent or patent application exists, expiration of such valid claim. The agreement will terminate prior to the end of its term if we become insolvent unless the University of Tennessee elects to allow the agreement to remain in effect. The University of Tennessee may terminate the agreement prior to the end of its term upon our failure to make payment under the agreement within 120 days of notice of such failure or upon our material breach of the agreement, which breach has not been cured within 60 days of written notice of such breach. We may terminate the agreement prior to the end of its term if we have paid all amounts due to the University of Tennessee through the effective date of the termination and provide three months’ written notice to the University of Tennessee or upon material breach of the agreement by the University of Tennessee, which breach has not been cured within 60 days of written notice of such breach.

University of California License Agreement: Under a License Agreement with The Regents of the University of California, we have exclusively licensed from the University of California its joint ownership interest in certain patents jointly owned with us. Those patents relate to our program targeting alpha-synuclein. Under that sublicensable, worldwide license, we are required to pay to the University of California an amount equal to 1% of net sales of any product covered by any licensed patent, plus certain additional payments for milestones achieved and sublicense revenue. To date, we have not paid or incurred any royalties to the University of California under our agreement. The agreement is effective until the expiration date of the last to expire licensed patent. The obligation to pay royalties continues on a country-by-country basis until the expiration of the last to expire patent containing a valid claim covering the applicable product. The agreement will terminate prior to the end of its term without prior written notice if (i) we, or third parties on our behalf or at our written urging, file a claim including an assertion that any portion of the licensed patents is invalid or unenforceable, or (ii) upon the filing of a petition for relief under the U.S. Bankruptcy Code by or against us as a debtor or alleged debtor. The University of California may terminate the agreement prior to the end of its term upon our default, if we fail to cure the default within 60 days of written notice of such default. We may terminate the agreement prior to the end of its term upon a 90 day written notice to the University of California.

Elan License Agreement: Under an Amended and Restated Intellectual Property License and Contribution Agreement with Elan and certain of its affiliates, we have exclusively licensed from Elan and those affiliates certain patents and patent applications owned by them, and exclusively sublicensed from Elan and those affiliates certain patents and patent applications owned by Janssen Alzheimer Immunotherapy. Those licenses are worldwide, fully paid, royalty-free, perpetual and irrevocable, and relate to our program targeting alpha-synuclein.

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

Product Supply

While supplies of raw materials and clinical supplies of our main product candidate are generally available in quantities adequate to meet the needs of our business, we are dependent on Boehringer Ingelheim to manufacture our clinical supplies for certain of our therapeutic antibody programs. An inability to obtain product supply could have a material adverse effect on our business, financial condition or results of operations.
Research and Development
Our research and development expenses totaled $38.5 million, $26.1 million and $34.1 million in 2014, 2013 and 2012, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2014, we had 46 employees, of whom 29 were engaged in research and development activities and the remainder were working in general and administrative areas.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 2 to the Consolidated Financial Statements included in this report.

Available information

Our principal executive office is at Alexandra House, The Sweepstakes, Ballsbridge, Dublin 4, Ireland, and our telephone number at that address is 011-353-1-902-3519. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investors page of our website, www.prothena.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Conduct, which applies to all directors and employees, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors. Our filings with the SEC are posted on our website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing or telephoning us at: Prothena Corporation plc, Alexandra House, The Sweepstakes, Ballsbridge, Dublin 4, Ireland, 011-353-1-902-3519, or through the Investors page of our website.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, together with all of the other information included in this Form 10-K, in considering our business and prospects. Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of certain risks, uncertainties and other factors that could cause our actual results to differ materially from those anticipated. If any of the following risks, other unknown risks or risks that we think are immaterial occur, our business, financial condition, results of operations, cash flows or growth prospects could be adversely impact, which could result in a complete loss on your investment.
Risks Relating to Our Financial Position, Our Need for Additional Capital and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $7.2 million, $41.0 million and $41.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•	conduct our Phase 3 and Phase 1/2 clinical trials for NEOD001, conduct our Phase 1 clinical trials for PRX002, and initiate additional clinical trials for these and other programs;

•	develop and commercialize our product candidates, including NEOD001, PRX002 and PRX003;

•	complete preclinical development of other product candidates and initiate clinical trials, if supported by positive preclinical data; and

•	pursue our early stage research and seek to identify additional drug candidates and potentially acquire rights from third parties to drug candidates through licenses, acquisitions or other means.
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
As of December 31, 2014, we had cash and cash equivalents of $293.6 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3 and Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trials for PRX002, and our contemplated Phase 1 clinical trial for PRX003;

•
the timing, initiation, progress, results and costs of these and our other research, development and commercialization activities, including in connection with PRX002 under our License Agreement with Roche;

•	the results of our research and preclinical studies;

•	the costs of clinical manufacturing and of establishing commercial manufacturing arrangements and other commercialization needs;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our ability to establish research collaborations, strategic collaborations, licensing or other arrangements;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates.
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
In order to develop and obtain regulatory approval for our product candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. We cannot assure you that additional funds will be available when we need them on terms that are acceptable to us, or at all. General market conditions may make it very difficult for us to seek or obtain financing from the capital markets. If we raise additional funds by issuing equity securities, substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures or licensing arrangements.
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
Prior to our separation from Elan on December 20, 2012, our financial results previously were included within the consolidated results of Elan; however, we were not directly subject to the reporting and other requirements of the Exchange Act until our separation from Elan, which we refer to in this Form 10-K as the “Separation and Distribution.” The historical financial information we have included or incorporated by reference in this report may not reflect what our financial condition, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is primarily because:

•
our historical financial information reflects allocations for services historically provided to us by Elan, which allocations may not reflect the costs we will incur for similar services in the future as an independent company;

•
subsequent to the completion of the Separation and Distribution, the cost of capital for our business has been and may continue to be higher than Elan’s cost of capital prior to the Separation and Distribution because Elan’s cost of debt was lower than ours has been and will likely continue to be; and

•
our historical financial information does not reflect changes that we have incurred as a result of the separation of our business from Elan, including changes in the cost structure, personnel needs, financing and operations of the contributed business as a result of the separation from Elan and from reduced economies of scale.

We are also responsible for the additional costs associated with being an independent, public company, including costs related to corporate governance and compliance with the rules of The Nasdaq Stock Market ("Nasdaq") and the SEC. In addition, we incur costs and expenses, including professional fees, to comply with Irish corporate and tax laws and financial reporting requirements and costs and expenses incurred in connection with holding the meetings of our board of directors, or our Board, in Ireland. Prior to the Separation and Distribution, our business was operated by Elan as part of its broader corporate organization, rather than as an independent company. Elan or one of its affiliates performed various corporate functions for us, including, but not limited to, legal, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions and external reporting. Our historical financial results include allocations of corporate expenses from Elan for these and similar functions. These allocations of cash and non-cash expenses are less than the comparable expenses we have incurred thus far as a separate publicly traded company. Therefore, our consolidated Financial Statements may not be indicative of our future performance as an independent company.

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
We announced on December 2, 2014 that Dr. Schenk has been diagnosed with pancreatic cancer. He is undergoing treatment for that cancer.
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
We have entered into certain agreements with Elan in connection with the Separation and Distribution, which set forth the main terms of the separation and provide a framework for our initial relationship with Elan. These agreements may have terms that are materially disadvantageous to us or are otherwise not as favorable as those that might be negotiated between unaffiliated third parties. In December 2013, Elan was acquired by Perrigo Company plc ("Perrigo"), and in February 2014 Perrigo caused Elan to sell all of its shares of Prothena in an underwritten offering. As a result of the acquisition of Elan by Perrigo and the subsequent sale of all of its shares of Prothena, Perrigo may be less willing to collaborate with us in connection with the agreements to which we and Elan are a party and other matters.
Risks Related to the Discovery, Development and Regulatory Approval of Drug Candidates
Our success is largely dependent on the success of our research and development programs. Our drug candidates are in various stages of development and we may not be able to successfully discover, develop, obtain regulatory approval for or commercialize any drug candidates.
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
Although we have ongoing Phase 3 and Phase 1/2 clinical trials for NEOD001 and Phase 1 clinical trials for PRX002, there is no assurance that these clinical trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with our Phase 3 or Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trials for PRX002, or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•
delays in obtaining, or our inability to obtain, required approvals from institutional review boards ("IRBs") or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply or deficient quality of our drug candidates or other materials necessary to conduct our clinical trials;

•	delays in obtaining regulatory agency agreement for the conduct of our clinical trials;

•
lower than anticipated enrollment and retention rate of subjects in clinical trials for a variety of reasons, including size of patient population, nature of trial protocol, the availability of other treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	serious and unexpected drug-related side effects experienced by patients in clinical trials; or

•	failure of our third-party contractors to meet their contractual obligations to us in a timely manner.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board ("DSMB") overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

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

•
the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a Biologics License Application ("BLA") or other submission or to obtain regulatory approval in the U.S. or elsewhere;

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
NEOD001 has been granted orphan drug designation by the FDA for the treatment of AL and AA amyloidosis and by the European Medicines Agency (the "EMA") for the treatment of AL amyloidosis. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a disease or condition that affects a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the European Union (the "EU"), the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
Even though we have obtained orphan drug designation for NEOD001 in the U.S. and the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug designation for a product, that exclusivity may not effectively protect the product from competition from different drugs with different active moieties which may be approved for the same condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Even if one of our drug candidates receives orphan exclusivity, the FDA may still approve other drugs that have a different active ingredient for use in treating the same indication or disease, or may approve an application to market the same drug for the same indication that shows clinical superiority over our product. Furthermore, the FDA may waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
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
Both before and after regulatory approval to market a particular drug candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice ("cGMP") requirements and current good clinical practice ("cGCP") requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions, including:

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
Under our License Agreement, outside of the U.S., Roche has responsibility for developing and commercializing PRX002 and any future Licensed Products targeting alpha-synuclein. As a consequence, any progress and commercial success outside of the U.S. is dependent solely on Roche’s efforts and commitment to the program. For example, Roche may delay, reduce or terminate development efforts relating to PRX002 outside of the U.S., or under some circumstances independently develop products that compete with PRX002, or decide not to commit sufficient resources to the marketing and distribution of PRX002.
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
U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. In the U.S., we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the U.S. will continue to put pressure on pharmaceutical product pricing. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Law”), was enacted. The Healthcare Reform Law substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the Healthcare Reform Law of importance to the pharmaceutical industry are the following:

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
Our drug candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biologic products.
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

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created new federal criminal statutes that impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and were required to report detailed payment data and submit legal attestation to the accuracy of such data during Phase 2 of the program (which began in May 2014). Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year;

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

•	decreased demand for any approved drug candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention;

•	substantial monetary awards to patients or other claimants; and

•	loss of revenues; and the inability to successfully commercialize any approved drug candidates.
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
We anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FDA and other regulatory agencies for any of our drug candidates, and our commercialization of any of our drug candidates may be halted, delayed or made less profitable if those third parties fail to obtain or maintain necessary regulatory approvals, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
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
In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or our affiliates. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office (the "USPTO") for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our product candidates will be considered patentable by the USPTO and courts in the U.S. or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2014, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 2,868,676.
If we are unable to maintain effective internal controls, our business could be adversely affected.
We are subject to the reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") if we continue to take advantage of the exemptions available to us through the JOBS Act.

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
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our ordinary shares pursuant to an effective registration statement filed under the Securities Act of 1933, as amended.
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
Significant potential adverse U.S. federal income tax implications generally apply to U.S. investors owning shares of a passive foreign investment company (“PFIC”), directly or indirectly. In general, we would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes passive income (the “income test”) or (ii) 50% or more of our assets produce passive income (the “asset test”). In general, the total value of our assets for purposes of the asset test is determined based on the market price of our ordinary shares. As a result, fluctuations in the market price of our ordinary shares may cause us to become a PFIC. In addition, changes in the composition of our income or assets may cause us to become a PFIC. A separate determination must be made each taxable year as to whether we are a PFIC (after the close of each taxable year). We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable years ended December 31, 2014 and 2013. In addition, we do not expect to be a PFIC for U.S. federal income tax purposes for any future taxable year. However, we cannot assure you the Internal Revenue Service (the “IRS”) will not successfully challenge this position.
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
We are subject to the Irish Takeover Panel Act, 1997, Takeover Rules, 2013. Under those Irish Takeover Rules, our Board is not permitted to take any action that might frustrate an offer for our ordinary shares once our Board has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of ordinary shares, options or convertible securities, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our Board has reason to believe an offer is or may be imminent. These provisions may give our Board less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the U.S.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.
ITEM 2. PROPERTIES

Our corporate headquarters are located in Dublin, Ireland and our U.S. operations are located in South San Francisco, California. In South San Francisco, California, we occupy approximately 50,400 square feet of office and laboratory space under a lease which expires in November 2020, 14,000 square feet of which is occupied by a third party under a sublease which we entered into in December 2014. This sublease commenced in January 2015 and expires in December 2017. We believe that our facilities are sufficient to meet our current needs.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Ordinary Shares
Our ordinary shares commenced trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market. The following table sets forth the high and low intraday per share sale prices of our ordinary shares as reported by Nasdaq during each of the previous eight quarters.

	Price Range Per Share
	High	Low
Fiscal 2014
Fourth quarter	$24.67	$17.00
Third quarter	$24.31	$16.71
Second quarter	$41.33	$18.52
First quarter	$49.24	$24.42
Fiscal 2013
Fourth quarter	$30.55	$18.93
Third quarter	$22.48	$12.14
Second quarter	$14.00	$6.49
First quarter	$7.50	$5.64
On February 27, 2015, the closing price of our ordinary shares was $26.58.
Holders
There were approximately 1,396 shareholders of record of our ordinary shares as of February 27, 2015. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividend Policy
We have not paid dividends in the past and do not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.
Under Irish law, dividends and distributions may only be made from distributable reserves. Distributable reserves generally means accumulated realized profits less accumulated realized losses and includes reserves created by way of capital reduction. In addition, no distribution or dividend may be made unless the net assets of Prothena are equal to, or in excess of, the aggregate of our called up share capital plus undistributable reserves and the distribution does not reduce our net assets below such aggregate. Undistributable reserves include the share premium account, the capital redemption reserve fund and the amount by which Prothena’s accumulated unrealized profits, so far as not previously utilized by any capitalization, exceed our accumulated unrealized losses, so far as not previously written off in a reduction or reorganization of capital.
The determination as to whether or not we have sufficient distributable reserves to fund a dividend must be made by reference to the “relevant accounts” of Prothena. The “relevant accounts” are either the last set of unconsolidated annual audited financial statements or other financial statements properly prepared in accordance with the Companies Acts, which give a “true and fair view” of our unconsolidated financial position and accord with accepted accounting practice. The relevant accounts must be filed in the Companies Registration Office (the official public registry for companies in Ireland).
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Performance Graph(1)
The following graph shows a comparison from December 21, 2012 through December 31, 2014 of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.
COMPARISON OF 25 MONTH CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/21/2012	12/31/2012	6/30/2013	12/31/2013	6/30/2014	12/31/2014
Prothena Corporation plc	$100	$102	$179	$368	$313	$288
Nasdaq Composite Index	$100	$100	$113	$138	$146	$157
Nasdaq Biotechnology Index	$100	$99	$126	$164	$186	$220
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
Irish Taxes Applicable to U.S. Holders
Withholding Tax on Dividends
While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish Dividend Withholding Tax ("DWT") at the standard rate of income tax (currently 20%), unless an exemption applies.
Dividends on our ordinary shares that are owned by residents of the U.S. and held beneficially through the Depositary Trust Company ("DTC") will not be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the U.S.
Dividends on our ordinary shares that are owned by residents of the U.S. and held directly (outside of DTC) will not be subject to DWT provided that the shareholder has completed the appropriate Irish DWT form and this form remains valid. Such shareholders must provide the appropriate Irish DWT form to our transfer agent at least seven business days before the record date for the first dividend payment to which they are entitled.
If any shareholder who is resident in the U.S. receives a dividend subject to DWT, he or she should generally be able to make an application for a refund from the Irish Revenue Commissioners on the prescribed form.
While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding, due to the wide scope of the exemptions from DWT available under Irish domestic law, it would generally be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.
Income Tax on Dividends
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
Irish Tax on Capital Gains
A shareholder who is neither resident nor ordinarily resident in Ireland and does not hold their shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency should not be within the charge to Irish tax on capital on a disposal of our shares.
Capital Acquisitions Tax
Irish Capital Acquisitions Tax ("CAT") is comprised principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland as our share register must be held in Ireland. The person who receives the gift or inheritance has primary liability for CAT.
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

Stamp Duty
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Collaboration revenue	$50,320	$—	$—	$—	$—
Revenue—related party	534	676	2,658	507	1,243
Total revenue	50,854	676	2,658	507	1,243
Operating expenses:
Research and development	38,452	26,052	34,139	24,172	9,787
General and administrative	19,051	15,051	9,929	5,579	3,618
Total operating expenses	57,503	41,103	44,068	29,751	13,405
Loss from operations	(6,649)	(40,427)	(41,410)	(29,244)	(12,162)
Other income (expense):
Interest income	79	71	5	—	—
Other income (expense), net	231	(225)	—	—	—
Total other income (expense)	310	(154)	5	—	—
Loss before income taxes	(6,339)	(40,581)	(41,405)	(29,244)	(12,162)
Provision for income taxes	811	415	6	426	320
Net loss	$(7,150)	$(40,996)	$(41,411)	$(29,670)	$(12,482)
Basic and diluted net loss per share (1)	$(0.29)	$(2.20)	$(2.84)	$(2.05)	$(0.86)
Shares used to compute basic and diluted net loss per share	24,672	18,615	14,593	14,497	14,497

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$293,579	$176,677	$124,860	$—	$—
Total assets	304,116	182,410	129,283	3,618	3,278
Other non-current liabilities	2,188	1,734	1,055	1,650	1,384
Total liabilities	14,227	9,140	2,799	10,054	3,249
Shareholders’ and parent company equity (deficit)	289,889	173,270	126,484	(6,436)	(30)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K, including under Item 1- Business and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; the design and expected timing, scope, enrollment and results of our VITAL Amyloidosis Study for NEOD001; the expected enrollment and timing of reporting additional data from our ongoing Phase 1/2 study for NEOD001; the possible clinical benefit of NEOD001; the timing of reporting data from our Phase 1 single ascending dose and multiple ascending dose studies for PRX002; the possible clinical benefit of PRX002; the timing of initiating our Phase 1 single ascending dose and multiple ascending dose studies for PRX003 and the timing of proof-of-biology in Phase 1 of PRX003; research and development ("R&D") and general and administrative ("G&A") expenses in 2015; and the sufficiency of our cash and cash equivalents. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this Form 10-K.

•	our ability to obtain additional financing in future offerings;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop and commercialize products;

•	our collaboration with Roche pursuant to the License Agreement;

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	restrictions on our ability to take certain actions due to tax rules and covenants with Elan;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents, and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of our ordinary share price;

•	business disruptions; and

•	the other risks and uncertainties described in the “Risk Factors” section of this Form 10-K.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Form 10-K.
Overview
We are a late-stage clinical biotechnology company focused on the discovery, development and commercialization of novel protein immunotherapy programs for the potential treatment of diseases that involve amyloid or cell adhesion. We are developing antibody-based product candidates that target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and psoriasis and other inflammatory diseases (PRX003).
We are a public limited company formed under the laws of Ireland. We separated from Elan Corporation Limited (formerly Elan Corporation, plc ("Elan"), which subsequently became a wholly owned subsidiary of Perrigo Company plc ("Perrigo"), on December 20, 2012. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan's shareholders (the "Separation and Distribution"), our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Our business consists of a substantial portion of Elan’s former drug discovery business platform, including Neotope Biosciences Limited and its wholly owned subsidiaries Onclave Therapeutics Limited and Prothena Biosciences Inc (which for the period prior to the Separation and Distribution we collectively refer to herein as the “Prothena Business”). Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. Our Financial Statements for the periods prior to December 21, 2012 have been derived from Elan’s historical accounting records and reflect significant allocations of direct costs and expenses. All of the allocations and estimates in these Financial Statements are based on assumptions that we believe are reasonable. However, the Financial Statements do not necessarily represent our financial position or results of operations had we been operating as a separate independent entity. See “Critical Accounting Policies and Estimates” below as well as Note 2 of the “Notes to the Consolidated Financial Statements” included in Item 8 of this Form 10-K.
Recent Developments
NEOD001
In December 2014, we initiated The VITAL Amyloidosis Study, a Phase 3 clinical trial for NEOD001 in patients with AL amyloidosis. The trial is designed to support global regulatory approvals. We intend to enroll approximately 230 newly-diagnosed, treatment-naïve patients with cardiac dysfunction. Patients will be randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days, with both groups receiving concurrent standard of care therapy.

The composite primary endpoint is event-based, with all-cause mortality or cardiac hospitalizations as qualifying events. Secondary endpoints of the study include evaluation of the cardiac biomarker NT-proBNP, renal biomarker proteinuria, six-minute walk test, and multiple quality of life evaluations including the Short Form-36 and the Kansas City Cardiomyopathy Questionnaire. Prothena designed the study with 90% power to detect a 30% change in the event rate between the treatment and placebo groups with a two-sided alpha of 0.05. The trial allows for an interim analysis to assess the primary endpoint for efficacy and futility.

Concurrent with The VITAL Amyloidosis Study, a Phase 3 clinical trial, we are enrolling up to an additional 25 patients, with AL amyloidosis and selected persistent organ dysfunction, in an open-label expansion portion of the Phase 1/2 study. We plan to enroll 10 patients with cardiac dysfunction, 10 patients with renal dysfunction and five patients with peripheral neuropathy, all of whom will receive 24 mg/kg intravenously every 28 days. The expansion phase will continue to evaluate safety, tolerability, pharmacokinetics and immunogenicity of NEOD001 as well as the specific clinical activity against cardiac, renal and neuropathy endpoints.

NEOD001 received Fast Track designation from the U.S. Food and Drug Administration (the "FDA") in December 2014. The purpose of the Fast Track designation is to make important new drugs available to patients earlier.
PRX002
In April 2014, together with Roche, we initiated a Phase 1 clinical trial of PRX002. Results for this study are expected in March 2015. The study is a randomized, double-blind, placebo-controlled, single ascending dose study in healthy subjects designed to assess PRX002 for safety, tolerability, pharmacokinetics and immunogenicity. We received a $15.0 million milestone payment from Roche upon initiation of this study under the License Agreement, as described below. In July 2014, together with Roche, we initiated a randomized, double-blind, placebo-controlled multiple ascending dose Phase 1 clinical trial of PRX002 in patients with Parkinson's disease. This multiple ascending dose study is designed to assess PRX002 for safety, tolerability, pharmacokinetics and immunogenicity and builds upon the Phase 1 single ascending dose study initiated in April 2014.
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

We filed an Investigational New Drug Application ("IND") with the FDA for PRX002 and subsequently initiated a Phase 1 study in April 2014. In May 2014, we received a $15.0 million milestone payment from Roche related to the initiation of the Phase 1 study for PRX002 in the clinic.
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
October 2013 Offering
In October 2013, we completed an underwritten public offering of an aggregate of 6,796,500 of our ordinary shares at a public offering price of $22.00 per share, which consisted of 4,177,079 newly issued ordinary shares sold by us and 2,619,421 ordinary shares sold by Janssen Pharmaceutical, a wholly-owned subsidiary of Johnson & Johnson, as the selling shareholder. We received aggregate net proceeds of approximately $84.5 million, after deducting the underwriting discount and estimated offering costs. We did not receive any proceeds from the sale of 2,619,421 ordinary shares sold, which represented Janssen Pharmaceutical's entire shareholding in Prothena.
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
We did not receive any of the proceeds from the offering. We paid the costs associated with the sale of these ordinary shares (other than the underwriting discount, fees and disbursements of counsel for the selling shareholder) pursuant to a Subscription and Registration Rights Agreement dated November 8, 2012 by and among us, Elan (acquired by Perrigo) and ESOL.
June 2014 Offering
In June 2014, we completed an underwritten public offering of an aggregate of 4,750,000 of our ordinary shares at a public offering price of $22.50 per ordinary share. We received aggregate net proceeds of approximately $102.5 million, after deducting the underwriting discount and estimated offering costs. In July 2014, the underwriters exercised their right to subscribe for and purchase an additional 712,500 ordinary shares, pursuant to which we received net proceeds of approximately $14.9 million, after deducting the underwriting discount.

For the year ended December 31, 2014 underwriting discount and offering expense of $5.5 million were classified as an offset to the proceeds and recorded in additional paid in capital on the balance sheet.

Basis of Presentation and Preparation of the Financial Statements
Our business consists of a substantial portion of Elan’s former drug discovery business platform, including Neotope Biosciences Limited (now named Prothena Biosciences Limited) and its wholly owned subsidiaries Onclave Therapeutics Limited (now named Prothena Therapeutics Limited) and Prothena Biosciences Inc, and related tangible assets and liabilities.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We believe the following policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Carve-out of the Results of Operations, Financial Condition and Cash Flows of the Prothena Business
Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. Our consolidated financial statements for the periods prior to December 21, 2012 have been prepared on a “carve-out” basis from the consolidated financial statements of Elan to represent the financial position and performance of Prothena as if we had existed on a stand-alone basis during those periods, and as if Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 810, “Consolidation” ("ASC 810") had been applied throughout. The consolidated financial statements have been prepared in conformity with GAAP, by aggregating financial information from the components of Prothena described in Note 2 to the Consolidated Financial Statements.
The accompanying Consolidated Financial Statements include allocations of direct costs and indirect costs attributable to our operations for the periods prior to December 21, 2012. Indirect costs relate to certain support functions that were provided on a centralized basis within Elan. The support functions provided to us by Elan included, but were not limited to: accounting, information technology, taxation, legal, corporate strategy, investor relations, corporate governance and other professional services, employee benefit administration, including equity award and pension services, and cash and treasury management. Central support costs of our business for the year ended December 31, 2012 was $7.7 million. These costs have been allocated to us for the purposes of preparing the consolidated financial statements based on our estimated usage of the resources. Our estimated usage of the central support resources was determined by estimating our portion of the most appropriate driver for each category of central support costs such as headcount or labor hours, depending on the nature of the costs. We believe that such allocations have been made on a reasonable basis, but may not necessarily be indicative of the costs that would have been incurred if we had operated on a standalone basis.
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
We recognize revenue related to license, development and commercialization agreements in accordance with the provisions of FASB ASC Topic 605-25, “Revenue Recognition - Multiple-Element Arrangements.” We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. We may exercise significant judgment in determining whether a deliverable is a separate unit of accounting, as well as in estimating the selling prices of such unit of accounting. A change in such judgment could result in a significant change in the period in which revenue is recognized.
To determine the selling price of a separate deliverable, we use the hierarchy as prescribed in ASC Topic 605-25 based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") or best estimate of selling price ("BESP"). VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the estimated selling price at which we would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis to the buyer. We may not be able to establish VSOE or TPE for the deliverables within collaboration and license arrangements, as we may not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third party pricing may not be available. We may determine that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involves significant judgment on our part and includes consideration of multiple factors such as estimated direct expenses and other costs, and available data.
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
Milestone Revenue
We account for milestones under ASU No. 2010-17, "Milestone Method of Revenue Recognition". Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. At the inception of an agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The conclusion as to whether milestone payments are substantive involves management judgment regarding the factors noted above.
We generally classify each of our milestones into one of three categories: (i) clinical milestones, (ii) regulatory and development milestones, and (iii) commercial milestones. Clinical milestones are typically achieved when a product candidate advances or completes a defined phase of clinical research. For example, a milestone payment may be due to us upon the initiation of a clinical trial for a new indication. Regulatory and development milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other regulatory authorities. For example, a milestone payment may be due to us upon filing of a Biologics License Application ("BLA") with the FDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net royalty sales by the licensee of a specified amount within a specified period.
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
Research and Development
We expense R&D costs as incurred. R&D expenses include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing, prior to FDA approval and third-party service fees, including clinical research organizations and investigative sites. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. The objective of our accrual policy is to match the recording of the expenses in our Consolidated Financial Statements to the actual services we have received and efforts we have expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the events specified in the specific clinical study or trial contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in our Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.
Share-based Compensation
We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized to expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data when available or when not available, on a peer group of companies. Since we do not have a long trading history to use the volatility of our ordinary shares, the expected volatility was based on historical stock volatilities of peer group of companies over a period period equal to the expected life of the options. These peer companies are publicly traded, have similar industry, life cycle, revenue and market capitalization. In addition, since we do not have sufficient historical employee share option exercise data, the simplified method has been used to estimate the expected life of all options.
However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore subject to our judgment and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards.
Total share-based compensation expense for the year ended December 31, 2014, 2013 and 2012 was $5.6 million, $3.1 million and $7.5 million, respectively.

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
Recent Accounting Pronouncements
As an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act"), unlike other public companies, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have an extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.
The information contained in Note 2 to the Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.
Results of Operations
Comparison of Years Ended December 31, 2014, 2013 and 2012
Revenue

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Collaboration revenue	$50,320	$—	$—	nm	nm
Revenue—related party	534	676	2,658	(21)%	(75)%
Total revenue	$50,854	$676	$2,658	7,423%	(75)%

nm = not meaningful
Total revenue was $50.9 million, $0.7 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 22, 2014.
Collaboration revenue for the year ended December 31, 2014 consisted of the following amounts from Roche under the License Agreement: a one-time, non-refundable, non-creditable upfront payment of $30.0 million (which was recognized as collaboration license revenue), a clinical milestone of $15.0 million (of which $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $6.0 million (of which $5.3 million was recognized as collaboration license revenue) and reimbursement for research services of $1.7 million. The portion of the amounts recognized as collaboration revenue for the milestone and the development reimbursements were based on the relative selling price method in applying multiple element accounting, see Note 7 to the Consolidated Financial Statements “Roche License Agreement” for more information.
Related-party revenue for the years ended December 31, 2014, 2013 and 2012 was comprised of fees earned from the provision of research and development services to Elan (acquired by Perrigo). Total related-party revenue decreased by $142,000, or 21%, during the year ended December 31, 2014, compared to the corresponding periods of the prior year, and decreased by $2.0 million, or 75%, during the year ended December 31, 2013 compared to the prior year, due to a reduction in the scope of the R&D services provided to Elan. Since our research and development services agreement with Elan terminated in December 2014, we do not expect any related-party revenue in 2015.

Operating Expenses

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Research and development	$38,452	$26,052	$34,139	48%	(24)%
General and administrative	19,051	15,051	9,929	27%	52%
Total operating expenses	$57,503	$41,103	$44,068	40%	(7)%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the years ended December 31, 2014, 2013 and 2012 were $57.5 million, $41.1 million and $44.1 million, respectively.
Our R&D expenses primarily consisted of personnel costs and related expenses, including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003 and our discovery programs, and costs of providing research services to Elan. Pursuant to our License Agreement with Roche, in 2014 we began making payments to Roche for our share of the development expenses incurred by Roche related to PRX002 program, which is included in our R&D expense. We recorded reimbursements from Roche for development and supply services based on the relative percentages as an offset to R&D expense.
Our G&A expenses primarily consist of professional services expenses and personnel costs and related expenses, including share-based compensation and, for the year ended December 31, 2012, certain centralized support costs that had been allocated to us by Elan based on our estimated usage of the resources. Share-based compensation expense during the year ended December 31, 2012 was also allocated to us by Elan. Additional information regarding the allocation of centralized G&A expenses is discussed above under the caption “Carve-out of the Results of Operations, Financial Condition and Cash Flows of the Prothena Business”.
Research and Development Expenses
Our R&D expenses increased by $12.4 million, or 48%, for the year ended December 31, 2014, compared to the prior year. The increase for the year ended December 31, 2014 compared to the prior year was primarily due to an increase in external expenses related to product manufacturing primarily associated with our PRX003 and NEOD001 programs offset in part by a reduction in PRX002 product manufacturing expense, increased external expenses for drug development including clinical trial cost associated with PRX002 and to a lesser extent NEOD001 programs, higher personnel costs including share-based compensation expenses, and $1.4 million in expense reimbursements to Roche offset in part by $2.4 million in expense reductions from reimbursements from Roche (including $1.7 million for a portion of the $15.0 million milestone received from Roche in the quarter ended June 30, 2014).
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
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001 and PRX002) and other R&D expenses for the years ended December 31, 2014, 2013 and 2012, and the cumulative amounts to date (in thousands):

	Year Ended December 31,			Cumulative to Date
	2014	2013	2012
NEOD001 (1)	$8,203	$3,763	$8,029	$35,439
PRX002 (2)	9,373	11,677	6,887	30,310
Other R&D (3)	20,876	10,612	19,223
	$38,452	$26,052	$34,139

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the year ended December 31, 2014, $2.4 million was recorded as an offset to R&D expenses including $1.7 million for a portion of the $15.0 million milestone received from Roche in the quarter ended June 30, 2014.

(3)
Other R&D is comprised of preclinical development and discovery programs that have not had successful first patient dosing in a Phase 1 clinical trial, including PRX003, and research costs we incurred in providing research services to Elan.

We expect our R&D expenses to increase in 2015 primarily due to increased spending for the NEOD001 program with the initiation of a Phase 3 clinical trial and to a lesser extent higher costs associated with development and manufacturing costs incurred under our cost-sharing arrangement with Roche including the continuation of the Phase 1 clinical trial for PRX002.
General and Administrative Expenses
Our G&A expenses increased by $4.0 million, or 27%, for the year ended December 31, 2014 compared to the prior year, primarily due to higher personnel costs, including share-based compensation expenses, and higher external consulting expenses.
Our G&A expenses increased by $5.1 million, or 52%, for the year ended December 31, 2013 compared to the prior year. G&A expenses during the year ended December 31, 2013 consisted primarily of professional services fees (including payments to Elan under a transitional services agreement), internal personnel costs and share-based compensation expense of $2.1 million. G&A expenses during the year ended December 31, 2012 were presented on a "carve-out" basis and consisted of $2.2 million of direct expense incurred by the Prothena Business and $7.7 million of indirect expenses which was based on an allocation to the Prothena Business by Elan.
We expect our G&A expenses to increase moderately in 2015 over the prior year as the result of increases in personnel, legal and other administrative expenses associated with being a growing public company.
Other Income (Expense)

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Interest income	$79	$71	$5	11%	1,320%
Other income (expense), net	231	(225)	—	(203)%	nm
Total Other Income (Expense)	$310	$(154)	$5	(301)%	(3,180)%
______________
nm = not meaningful
Interest income increased by $8,000, or 11%, for the year ended December 31, 2014 compared to the prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the year ended December 31, 2014 was higher primarily due to foreign exchange income from transactions with vendors denominated in Euros.
Interest income increased by $66,000 for the year ended December 31, 2013 compared to the prior year primarily due to interest earned on our cash and money market accounts. For the year ended December 31, 2012, no interest income was allocated to the Prothena Business by Elan. Other income (expense), net for the year ended December 31, 2013 was primarily made up of foreign exchange losses from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Provision for income taxes	$811	$415	$6	95%	6,817%

The tax provisions were $811,000, $415,000 and $6,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with nominal, recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Subsequent to our separation from Elan, we began to file our own U.S. and foreign income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes. Prior to the separation from Elan, income taxes as presented in the consolidated financial statements represented current and deferred income taxes of Elan attributed to us in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. Our income tax provision prior to the separation from Elan was prepared under the “separate return method.” The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a stand-alone enterprise.
Liquidity and Capital Resources
Overview

	December 31, 2014	December 31, 2013
Working capital	$287,236	$170,816
Cash and cash equivalents	293,579	176,677
Total assets	304,116	182,410
Other non-current liabilities	2,188	1,734
Total liabilities	14,227	9,140
Total shareholders’ equity	289,889	173,270
Working capital was $287.2 million at December 31, 2014, an increase of $116.4 million from working capital of $170.8 million as of December 31, 2013. This increase was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $117.3 million from our June 2014 public offering, as well as the $45.0 million in upfront and milestone payments from Roche.
As of December 31, 2014, we had $293.6 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of December 31, 2014, $16.6 million of our outstanding cash and cash equivalents related to U.S. operations that management asserted was permanently reinvested. If these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates. Our future capital requirements will depend on numerous factors, including, without limitation, the timing of initiation, progress, results and costs of our clinical trials; the results of our research and preclinical studies; the costs of clinical manufacturing and of establishing commercial manufacturing arrangements; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; the costs and timing of capital asset purchases; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under current and potential future collaborations; and the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates. Pursuant to the License Agreement with Roche, in the U.S., we and Roche will share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for PRX002 in the Parkinson’s disease indication, as well as any other Licensed Products and/or indications for which we opt in to co-develop and co-fund. In order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
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
June 2014 Offering
In June 2014, the Company completed an underwritten public offering of an aggregate of 4,750,000 of its ordinary shares at a public offering price of $22.50 per ordinary share. The Company received aggregate net proceeds of approximately $102.5 million, after deducting the underwriting discount and estimated offering costs.
In July 2014, the underwriters exercised their option to subscribe for and purchase an additional 712,500 ordinary shares, pursuant to which the Company received net proceeds of approximately $14.9 million, after deducting the underwriting discount of approximately $1.1 million.
October 2013 Equity Financing
In October 2013, we completed an underwritten public offering of an aggregate of 6,796,500 of our ordinary shares at a public offering price of $22.00 per share, which consisted of 4,177,079 newly issued ordinary shares sold by us and 2,619,421 shares sold by Janssen Pharmaceutical, a wholly-owned subsidiary of Johnson & Johnson, as the selling shareholder. We received aggregate net proceeds of approximately $84.5 million, after deducting the underwriting discount and estimated offering costs. We did not receive any proceeds from the sale of 2,619,421 ordinary shares sold, which represented Janssen Pharmaceutical's remaining shareholding in Prothena.
Cash Flows for the Year Ended December 31, 2014, 2013 and 2012
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(683)	$(32,098)	$(42,072)
Net cash used in investing activities	(499)	(535)	(1,301)
Net cash provided by financing activities	118,084	84,450	168,233
Net increase in cash and cash equivalents	$116,902	$51,817	$124,860
Cash Used in Operating Activities
Net cash used in operating activities was $0.7 million for the year ended December 31, 2014, primarily due to receipt of the upfront payment of $30.0 million, the clinical milestone payment of $15.0 million and reimbursement for research and development costs of $7.0 million from Roche, recognized as revenue, partially offset by $57.5 million in expenses (adjusted to exclude non-cash charges) and increases in accrued liabilities.
Net cash used in operating activities was $32.1 million and $42.1 million for the years ended December 31, 2013 and 2012, respectively, in each case consisted primarily of net losses (adjusted to exclude non-cash charges) and changes in working capital accounts. The decrease in cash used in operating activities from 2012 was primarily due to fact that in the prior year more cash was used to settle liabilities at the end of 2012 with a liability balance of $2.8 million compared to our December 31, 2013 ending liabilities balance of $9.1 million extending cash available for operations.
Cash Used in Investing Activities
Net cash used in investing activities was $0.5 million, $0.5 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, consisting primarily of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2014 was $118.1 million, primarily from net proceeds from our June 2014 public offering and to a lesser extent from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises. Net cash provided by financing activities was $84.5 million for the year ended December 31, 2013 primarily consisting of net proceeds from our October 2013 equity financing. Net cash provided by financing activities was $168.2 million for the year ended December 31, 2012, primarily consisting of funding provided by Elan and the issuance of ordinary shares to a wholly owned subsidiary of Elan.

Off-Balance Sheet Arrangements
At December 31, 2014, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of December 31, 2014 consist of operating leases of $12.1 million, contractual obligations under license agreements of $1.5 million and purchase obligations of $3.2 million (of which $3.1 million is included in the accrued current liabilities). Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our operating leases. In December 2014, we entered into a sublease agreement with a third party to sublease a portion of our leased facility. This sublease agreement has a three-year term (with options to extend for another year) which commenced in January 2015. The Company expects to receive future minimum payments from this sublease of $0.5 million, $0.5 million and $0.3 million in 2015, 2016 and 2017, respectively, which is an offset to the lease payments below.
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$12,109	$1,821	$1,938	$2,017	$2,096	$2,180	$2,057
Purchase Obligations	3,197	3,197	—	—	—	—	—
Contractual obligations under license agreements (1)	1,450	260	110	110	110	110	750
Total	$16,756	$5,278	$2,048	$2,127	$2,206	$2,290	$2,807

(1) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreement with a contract manufacturer for clinical supplies which is denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $234,000 during the year ended December 31, 2014 and a loss on foreign currency exchange rate differences of $226,000 in during the year ended December 31, 2013. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our accounts receivables are due from two parties, Roche our collaboration partner and Elan (acquired by Perrigo) to whom we provided R&D services. We do not believe that our credit risk is significant. As of December 31, 2014, our receivables from these customers totaled $1.8 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prothena Corporation plc:
We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prothena Corporation plc and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
March 12, 2015

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$293,579	$176,677
Receivable from Roche	1,729	—
Receivable from related party	30	58
Deferred tax assets	167	81
Prepaid expenses and other current assets	3,770	1,406
Total current assets	299,275	178,222
Non-current assets:
Property and equipment, net	3,121	3,372
Deferred tax assets, non-current	1,720	816
Total non-current assets	4,841	4,188
Total assets	$304,116	$182,410
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,722	$1,790
Accrued research and development	2,285	1,542
Income taxes payable	57	184
Other current liabilities	4,975	3,890
Total current liabilities	12,039	7,406
Non-current liabilities:
Income taxes payable, non-current	98	—
Deferred rent	2,090	1,734
Total non-current liabilities	2,188	1,734
Total liabilities	14,227	9,140
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2014 and 2013
Issued and outstanding shares — none at December 31, 2014 and 2013
Ordinary shares, $0.01 par value:	274	219
Authorized shares — 100,000,000 at December 31, 2014 and 2013
Issued and outstanding shares — 27,388,005 and 21,856,261 at December 31, 2014 and 2013, respectively
Additional paid-in capital	338,106	214,392
Accumulated deficit	(48,491)	(41,341)
Total shareholders’ equity	289,889	173,270
Total liabilities and shareholders’ equity	$304,116	$182,410

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Collaboration revenue	$50,320	$—	$—
Revenue—related party	534	676	2,658
Total revenue	50,854	676	2,658
Operating expenses:
Research and development	38,452	26,052	34,139
General and administrative	19,051	15,051	9,929
Total operating expenses	57,503	41,103	44,068
Loss from operations	(6,649)	(40,427)	(41,410)
Other income (expense):
Interest income	79	71	5
Other income (expense), net	231	(225)	—
Total other income (expense)	310	(154)	5
Loss before income taxes	(6,339)	(40,581)	(41,405)
Provision for income taxes	811	415	6
Net loss	$(7,150)	$(40,996)	$(41,411)
Basic and diluted net loss per share attributable to holders of ordinary shares	$(0.29)	$(2.20)	$(2.84)
Shares used to compute basic and diluted net loss per share attributable to holders of ordinary shares	24,672	18,615	14,593

See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(7,150)	$(40,996)	(41,411)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	743	660	468
Share-based compensation	5,597	3,128	6,098
Excess tax benefit from share-based award exercises	(242)	—	—
Deferred income taxes	(990)	(538)	—
Gain on disposal of fixed asset	(19)	(29)	—
Changes in operating assets and liabilities:
Receivable from Roche	(1,729)	—	—
Receivable from related party	28	165	(223)
Other assets	(2,352)	(721)	(467)
Accounts payable, accruals and other liabilities	5,431	6,233	(6,537)
Net cash used in operating activities	(683)	(32,098)	(42,072)
Investing activities
Purchases of property and equipment	(526)	(564)	(1,301)
Proceeds from disposal of fixed asset	27	29	—
Net cash used in investing activities	(499)	(535)	(1,301)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	117,348	84,534	—
Proceeds from issuance of ordinary shares to Elan	—	—	26,000
Proceeds from funding provided by Elan	—	—	145,233
Repayment of funding provided by Elan	—	—	(3,000)
Post separation adjustments to the funding provided by Elan	—	(84)	—
Proceeds from issuance of ordinary shares upon exercise of stock options	494	—	—
Excess tax benefit from share-based award exercises	242	—	—
Net cash provided by financing activities	118,084	84,450	168,233
Net increase in cash and cash equivalents	116,902	51,817	124,860
Cash and cash equivalents, beginning of the year	176,677	124,860	—
Cash and cash equivalents, end of the period	$293,579	$176,677	$124,860

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$1,588	$796	$—

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment under accounts payable and accrued liabilities	$—	$26	$—
Offering costs in accounts payable and accrued liabilities	$—	$82	$—
Receivable from stock option exercises	$6	$—	$—

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Parent Company Equity	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2011	—	$—	$—	$—	$(6,436)	$(6,436)
Contribution of net assets to Prothena and issuance of ordinary shares	14,496,929	145	100,684	—	(100,829)	—
Issuance of ordinary shares to Elan	3,182,253	32	25,968	—	—	26,000
Share-based compensation	—	—	—	—	6,098	6,098
Net funding provided by Elan	—	—	—	—	142,233	142,233
Net loss	—	—	—	(345)	(41,066)	(41,411)
Balances at December 31, 2012	17,679,182	177	126,652	(345)	—	126,484
Issuance of ordinary shares in public offering, net of issuance costs of $7.4 million	4,177,079	42	84,411	—	—	84,453
Share-based compensation	—	—	3,128	—	—	3,128
Post separation adjustment to the funding provided by Elan	—	—	201	—	—	201
Net loss	—	—	—	(40,996)	—	(40,996)
Balances at December 31, 2013	21,856,261	219	214,392	(41,341)	—	173,270
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	5,462,500	54	117,375	—	—	117,429
Share-based compensation	—	—	5,597	—	—	5,597
Excess tax benefit from share-based award exercises	—	—	242	—	—	242
Issuance of ordinary shares upon exercise of stock options	69,244	1	500	—	—	501
Net loss	—	—	—	(7,150)	—	(7,150)
Balances at December 31, 2014	27,388,005	$274	$338,106	$(48,491)	$—	$289,889
See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a late-stage clinical biotechnology company focused on the discovery, development and commercialization of novel protein immunotherapy programs for the potential treatment of diseases that involve amyloid or cell adhesion. The Company is developing antibody-based product candidates that target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and psoriasis and other inflammatory diseases (PRX003).
The Company is a public limited company formed under the laws of Ireland. The Company separated from Elan Corporation Limited, formerly Elan Corporation, plc (“Elan”), which was subsequently acquired by Perrigo Company plc (“Perrigo”), on December 20, 2012. Prothena's business consists of a substantial portion of Elan's former drug discovery business platform, including Neotope Biosciences Limited and its wholly owned subsidiaries Onclave Therapeutics Limited and Prothena Biosciences Inc (which for the period prior to the separation and distribution are collectively referred to herein as the “Prothena Business”). Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan’s shareholders (the “Separation and Distribution”), the Company's ordinary shares commenced trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2014, the Company had an accumulated deficit of $48.5 million and cash and cash equivalents of $293.6 million.
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
In June and July 2014, the Company sold an aggregate of 5,462,500 ordinary shares for net proceeds of approximately $117.4 million, after deducting the underwriting discount and offering expenses, in an underwritten public offering.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at December 31, 2014 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
The Prothena Business historically operated as part of Elan and not as a separate stand-alone entity. Prior to the separation on December 20, 2012, the consolidated financial statements of Prothena have been prepared on a “carve-out” basis from the consolidated financial statements of Elan to represent the financial position and performance of Prothena as if the Company had existed on a stand-alone basis and as if Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”)

Topic 810, "Consolidation" (“ASC 810”) had been applied throughout. The accompanying Consolidated Financial Statements prior to December 21, 2012 include only those assets and liabilities that management has determined are specifically identifiable to Prothena and allocations of direct costs and indirect costs attributable to the Company's operations. The indirect costs included in the Company's Consolidated Financial Statements relate to certain centralized support functions that were provided by Elan. All intragroup transactions within the Prothena Business have been eliminated in the Consolidated Financial Statements and are not disclosed.
These Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-K and Regulations S-X statements. The Consolidated Financial Statements of Prothena Corporation plc are presented in U.S. dollars, which is the functional currency of the Company. The financial information for all periods prior to the Separation and Distribution were prepared by aggregating financial information from the components of Prothena as described above. All financial information presented after December 20, 2012 includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Prior to December 21, 2012, the centralized support functions provided to the Company by Elan included, but were not limited to, accounting, information technology, taxation, legal, corporate strategy, investor relations, corporate governance and other professional services, employee benefit administration, including equity award and pension services, and cash and treasury management. Centralized support costs allocated to the Prothena business for the year ended December 31, 2012 was $7.7 million. These costs were allocated to the Company for the purposes of preparing the Consolidated Financial Statements based on estimated usage of the resources by the Prothena Business. The estimated usage of the central support resources allocated to the Prothena Business was determined by estimating its portion of the most appropriate driver for each category of central support costs such as headcount or labor hours, depending on the nature of the costs. The Company believes that such allocations were made on a reasonable basis, but may not necessarily be indicative of the costs that would have been incurred if the Prothena Business had operated on a standalone basis.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, share-based compensation and research and development expenses. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates.
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

Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. There were no impairment charges recorded during the years ended December 31, 2014, 2013 and 2012.
Deferred Rent
Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupies. The leases provide for fixed increases in minimum annual rental payments, as well as rent free periods. The total amount of rental payments due over the lease terms are being charged to rent expense ratably over the life of the leases. Tenant improvement allowances are recorded as a deferred rent liability and are amortized over the term of the lease as a reduction to rent expense.
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
The Company recognizes revenue related to license, development and commercialization agreements in accordance with the provisions of FASB ASC Topic 605-25, “Revenue Recognition - Multiple-Element Arrangements.” The Company evaluates all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices.
To determine the selling price of a separate deliverable, the Company uses the hierarchy as prescribed in ASC Topic 605-25 based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") or best estimate of selling price ("BESP"). VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the estimated selling price at which we would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis to the buyer.
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
Milestone Revenue
The Company accounts for milestones under ASU No. 2010-17, "Milestone Method of Revenue Recognition". Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. At the inception of an agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve a particular milestone, the level of effort and investment required to achieve such milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.
The Company generally classifies each of its milestones into one of three categories: (i) clinical milestones, (ii) regulatory and development milestones, and (iii) commercial milestones. Clinical milestones are typically achieved when a product candidate advances into or completes a defined phase of clinical research. For example, a milestone payment may be due to the Company upon the initiation of a clinical trial for a new indication. Regulatory and development milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the U.S. Food and Drug Administration (the "FDA") or other regulatory authorities. For example, a milestone payment may be due to the Company upon filing of a Biologics License Application ("BLA") with the FDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net royalty sales by the licensee of a specified amount within a specified period.
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
Research and Development
Research and development costs are expensed as incurred and include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing, prior to FDA approval and third-party service fees, including clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. The objective of the Company's accrual policy is to match the recording of the expenses in its Consolidated Financial Statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on its estimate of the degree of completion of the events specified in the specific clinical study or trial contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates from third parties. The upfront payments to acquire license, product or rights, as well as any future milestone payments, are immediately expensed as research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
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
Total share-based compensation expense recorded in the Consolidated Financial Statements for the year ended December 31, 2012 was allocated to the Company based on awards from Elan equity plans granted to Elan employees who have, directly or indirectly, provided services to the Company.
With respect to Elan options and RSUs held by Elan employees that became employees of Prothena effective upon the Separation and Distribution:

•
 unvested Elan options and RSUs that would otherwise have vested within twelve months following the effective date of the Separation and Distribution vested immediately upon the Separation and Distribution, with the RSUs (which by their terms are settled upon vesting) settled in Elan ordinary shares or Elan American Depository Shares ("ADSs") in accordance with their terms;

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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its credit risk exposure is up to the extent recorded on the Company's consolidated balance sheet. The Company's accounts receivables are due from two parties, Roche and Elan (acquired by Perrigo) to whom the Company provided R&D services. The Company does not believe that its credit risk from accounts receivables is significant. As of December 31, 2014, receivables from these parties totaled $1.8 million.
All of the Company's long-lived assets were held in the U.S. The Company’s accounts receivable from related party are from Elan located in Ireland for all periods presented. For the year ended December 31, 2014, receivable from Roche includes amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of collaboration revenue related to the upfront payment from Roche under the License Agreement, payment from Roche upon achievement of a clinical milestone and reimbursement for research and development services and fees earned from the provision of nonclinical research support to Elan, primarily in the areas of safety, toxicology and regulatory. The fees charged to Elan were calculated based on the expenses incurred by the Company in the provision of those R&D services, plus a contractually determined mark-up of those expenses.
The Company utilizes Boehringer Ingelheim in Switzerland for its clinical drug product supply for therapeutic antibody programs. An inability to obtain drug product supply on a timely basis could have a material adverse impact on the Company's business, financial condition and results of operations.

Emerging Growth Company Status
As an Emerging Growth Company under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company is eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not Emerging Growth Companies. The Company has an extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.
Recent Accounting Pronouncements
Except for the standards below, there have been no new accounting pronouncements or changes to accounting pronouncements during the year ended December 31, 2014, as compared to the recent accounting pronouncements described in our 2013 Form 10-K, that are of significance or potential significance to the Company.
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
In July 2013, the FASB issued ASU 2013-11, "Income Taxes" (Topic 740): "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company has presented in these Consolidated Financial Statements its unrecognized tax benefits as a reduction in its deferred tax assets as of December 31, 2014 and 2013.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $262.5 million and $153.3 million in money market funds included in cash and cash equivalents at December 31, 2014 and December 31, 2013, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31
	2014	2013
Machinery and equipment	$5,481	$5,649
Leasehold improvements	2,214	1,927
Purchased computer software	137	85
	7,832	7,661
Less: accumulated depreciation and amortization	(4,711)	(4,289)
Property and equipment, net	$3,121	$3,372
Depreciation expense was $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31
	2014	2013
Payroll and related expenses	$3,138	$2,800
Professional services	1,169	616
Deferred rent	172	138
Accrued offering costs	—	82
Other	496	254
Other current liabilities	$4,975	$3,890

5.	Net Loss Per Ordinary Share
Basic net loss per ordinary share is calculated by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net loss per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the periods presented and therefore diluted net loss per ordinary share is equal to basic net loss per ordinary share.
Prior to the Separation and Distribution, the Company operated as part of Elan and not as a separate entity. As a result, the Company did not have any ordinary shares outstanding prior to December 21, 2012. The calculation of basic and diluted net loss per ordinary share assumes that the 14,496,929 ordinary shares issued to Elan shareholders in connection with the separation from Elan were outstanding for the year ended December 31, 2012 and that the 3,182,253 ordinary shares issued to Elan upon separation have been outstanding since December 20, 2012.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(7,150)	$(40,996)	$(41,411)
Denominator:
Weighted-average ordinary shares outstanding	24,672	18,615	14,593
Net income (loss) per share attributable to holders of ordinary shares:
Basic and diluted net loss per share	$(0.29)	$(2.20)	$(2.84)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options to purchase ordinary shares	2,612	1,974	1,005

6.	Commitments and Contingencies
Operating Lease
The Company has a noncancelable operating lease agreement for office and research and development space in the U.S. that expires in November 2020 with an estimated annual rent payment of approximately $2.0 million. The lease provides for approximately 50,400 of rentable square feet at a base rent that increases annually. In December 2014, the Company entered into a noncancelable operating sublease agreement with a third party to sublease a portion of this leased facility. This sublease agreement has a three-year term which commences in January 2015 (with options to extend for another year). The Company expects to receive future minimum payments from its sublease of $0.5 million, $0.5 million and $0.3 million in 2015, 2016 and 2017, respectively, which is an offset to the lease payments below.
Future minimum payments under noncancelable operating leases and future minimum rentals to be received under the sublease as of December 31, 2014, are as follows (in thousands):

Year Ended December 31,	Operating Lease	Sublease Rental
2015	$1,821	$(455)
2016	1,938	(523)
2017	2,017	(316)
2018	2,096	—
2019	2,180	—
Thereafter	2,057	—
Total	$12,109	$(1,294)

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. The Company records payments received from its sublease as offset against the current period rent expense. Rent expense was $1.8 million, $1.3 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Indemnity Obligations
The Company has entered into indemnification agreements with its current, and former, directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2014 and 2013.
Commitments
As of December 31, 2014, the Company had non-cancelable purchase commitments to suppliers for $3.2 million of which $3.1 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.5 million of which less than $0.2 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Purchase Obligations	$3,197	$3,197	$—	$—	$—	$—	$—
Contractual obligations under license agreements (1)	1,450	260	110	110	110	110	750
Total	$4,647	$3,457	$110	$110	$110	$110	$750

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

7.	Roche License Agreement
Overview
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002, which are referred to collectively as “Licensed Products.” On January 22, 2014, the License Agreement with Roche became effective following the expiration of the Hart-Scott-Rodino waiting period. Upon the effectiveness of the License Agreement, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote PRX002 in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provides that Roche would make an upfront payment to the Company of $30.0 million, which was received in February 2014, and the clinical milestone payment of $15.0 million triggered by the initiation of the Phase 1 study for PRX002 in the clinic, which was received in May 2014.
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
The Company filed an Investigational New Drug Application ("IND") with the FDA for PRX002 and subsequently initiated a Phase 1 study in 2014. Following the Phase 1 study, Roche will be primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products. Roche will also become responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.
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
Collaboration Accounting

The License Agreement was evaluated under ASC 808, "Collaborative Agreements". At the outset of the contract, the Company concluded that this agreement does not qualify as a collaboration under ASC 808 because Prothena is not an active participant as a result of the opt-out provision. The Company believes that Roche is the principal in the sales transactions with third parties as it is the primary obligor, bearing inventory and credit risk. The Company will record its share of pre-tax commercial profit generated from the collaboration with Roche, as collaboration revenue when the profit share can be reasonably estimated and collectability is reasonably assured. Prior to commercialization of a Licensed Product, the Company's portion of the expenses related to the License Agreement reflected on its income statement will be limited to R&D expenses. After commercialization, if the Company opts-in to co-detail commercialization expenses related to commercial capabilities, including the establishment of a field sales force and other activities to support the Company’s commercialization efforts, will be recorded as SG&A expense and will be factored into the computation of the profit and loss share. The Company will record the portion of the net receivable related to commercialization activities as collaboration revenue.
Multiple Element Accounting
The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". The License Agreement includes the following deliverables: (1) an exclusive royalty bearing license, with the right to sublicense to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002 delivered at the effective date; (2) the Company's obligation to supply clinical material as requested by Roche for a period up to twelve months; (3) the Company's obligation to provide manufacturing related services to Roche for a period up to twelve months; (4) the Company's obligation to provide development activities under the development plan including the preparation and filing of the IND and initiation of the Phase I clinical trial estimated to be carried out over the next two years; and (5) the Company's obligation to provide indeterminate research services for up to three years at rates that are not significantly discounted and fully reimbursable by Roche.
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
The Company concluded that a change in the assumptions used to determine the BESP of the license deliverable would not have a significant effect on the allocation of arrangement consideration. Based on the relative selling price method, the amount that the Company recognized on the effective date of the agreement concurrent with the delivery of the license and know-how was limited to the lesser of the amount otherwise allocable using the relative selling price method, which based on the discounted cash flow model was determined to be $35.6 million, or the non-contingent amount which was the $30.0 million upfront fee. As the remaining deliverables are delivered, any consideration received will be allocated to license revenue and the other deliverables based on their relative percentages until such time as the full allocated consideration of $35.6 million has been recognized as license revenue, and the balance of the monetary consideration will be recorded as an offset against R&D expenses. The Company recognized the $30.0 million upfront payment as collaboration license revenue in the first quarter of 2014.
The Company recognizes the research reimbursement as collaboration revenue as earned. The Company recognized $1.7 million as collaboration service revenue during the year ended December 31, 2014 for research reimbursement from Roche. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $1.4 million in R&D expense for payments made to Roche during the year ended December 31, 2014. Reimbursement for development costs from Roche under the cost-sharing arrangement are allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million has been recognized as license revenue, after which the full reimbursement would be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the year ended December 31, 2014 was $6.0 million of which $5.3 million was recognized as collaboration license revenue and $0.7 million was recognized as an offset to R&D expenses.
Milestone Accounting
In April 2014, the Company together with Roche initiated a Phase 1 clinical trial of PRX002. As a result of this initiation, the Company received a $15.0 million milestone payment from Roche under the License Agreement. The Company concluded that the $15.0 million clinical milestone triggered upon the initiation of the Phase 1 study from PRX002 in the clinic is consistent with the definition of a substantive milestone included in ASU No. 2010-17, "Milestone Method of Revenue Recognition". Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone.
Accordingly, the Company recognized payments related to the achievement of this milestone when the milestone was achieved. The milestone payment was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. In the year ended December 31, 2014, the Company recognized $13.3 million of the $15.0 million milestone payment as collaboration revenue and $1.7 million as an offset to R&D expenses.

The clinical and regulatory milestones under the License Agreement after the point at which the Company could opt-out are not considered to be substantive due to the fact that active participation in the development activities that generate the milestones is not required by the License Agreement, and the Company can opt-out of these activities. There are no refund or claw-back provisions and the milestones are uncertain of occurrence even after the Company has opted out. Based on this determination, these milestones will be recognized similar to the commercial milestone, which will be accounted for as contingent revenue payments with revenue recognized upon achievement of the milestone assuming all revenue recognition criteria are met. The Company did not achieve any of these other clinical and regulatory milestones under the License Agreement during the year ended December 31, 2014.

8.	Shareholders' Equity
Ordinary Shares
As of December 31, 2014, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 27,388,005 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of December 31, 2014, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2014. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
February 2014 Offering
In February 2014, Elan Science One Limited ("ESOL"), an indirect wholly owned subsidiary of Perrigo, sold 3,182,253 ordinary shares of Prothena at a price to the public of $26.00 per ordinary share, before the underwriting discount. As a result, ESOL and Perrigo no longer own any ordinary shares of Prothena.
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
June 2014 Offering
In June 2014, the Company completed an underwritten public offering of an aggregate of 4,750,000 of its ordinary shares at a public offering price of $22.50 per ordinary share. The Company received aggregate net proceeds of approximately $102.5 million, after deducting the underwriting discount and estimated offering costs.
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

For the year ended December 31, 2014 underwriting discount and offering expense of $5.5 million were classified as an offset to the proceeds and recorded in additional paid in capital on the balance sheet.
October 2013 Offering
In October 2013, the Company completed an underwritten public offering of an aggregate of 6,796,500 of its ordinary shares at a public offering price of $22.00 per share, which consisted of 4,177,079 newly issued ordinary shares sold by the Company and 2,619,421 ordinary shares sold by Janssen Pharmaceutical, a wholly-owned subsidiary of Johnson & Johnson, as the selling shareholder. The Company received aggregate net proceeds of approximately $84.5 million, after deducting the underwriting discount and estimated offering costs. The Company did not receive any proceeds from the sale of 2,619,421 ordinary shares sold, which represented Janssen Pharmaceutical's entire shareholding in Prothena.
During the year ended December 31, 2013 underwriting discounts and offering costs of $7.4 million were recorded as an offset to the proceeds and recorded in additional paid in capital.

9.	Share-Based Compensation
The Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan (“LTIP”)
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Board, are eligible to receive equity awards under the LTIP. The LTIP provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights (“SARS”), restricted shares, restricted share units ("RSUs"), cash or stock-based performance awards and other share-based awards to eligible individuals. Options under the LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life. In March 2014, the Board amended the LTIP, which was subsequently approved by the shareholders on May 21, 2014 during the Company's Annual General Meeting of Shareholders. The Company's shareholders approved the increase in the aggregate number of ordinary shares authorized for issuance under the LTIP by 2,900,000 ordinary shares, to a total of 5,550,000 ordinary shares.
The Company granted 720,500 and 1,978,000 share options during the year ended December 31, 2014 and 2013, respectively, under the LTIP. The Company's option awards generally vest over four years. As of December 31, 2014, 2,868,676 ordinary shares remain available for grant and options to purchase 2,612,080 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $13.13 per share.
Prothena Share-based Compensation Expense
The Company estimates the fair value of share-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value share-based compensation, excluding RSUs, which the Company values using the fair market value of its ordinary shares on the date of grant. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the share price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s share price, volatility over the expected life of the awards and actual and projected employee stock option exercise behaviors. Since the Company does not have sufficient historical employee share option exercise data, the simplified method has been used to estimate the expected life of all options. The expected volatility was based on historical stock volatilities of several of the Company's publicly traded comparable companies over a period equal to the expected life of the options, as the Company does not have a long enough trading history to use the volatility of its own ordinary shares. Although the fair value of share options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer and seller market transaction.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2017 related to unvested share-based payment awards at December 31, 2014 is $16.0 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.6 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or decrease any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2014 and 2013 was based on awards granted under the LTIP while the share-based compensation expense for the year ended December 31, 2012 was allocated to the Company based on awards from Elan equity plans granted to Elan employees who have, directly or indirectly, provided services to the Company. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development(1)	$2,270	$980	$6,093
General and administrative	3,327	2,148	5
Total direct expense	$5,597	$3,128	$6,098
General and administrative — allocated	—	—	1,445
	$5,597	$3,128	$7,543
_________________

(1)	Includes $108,000 and $320,000 for the year ended December 31, 2014 and 2013, respectively, of share-based compensation expense related to options granted to a consultant.

The following table summarizes share-based compensation expense by type of award (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	$5,597	$3,128	$2,621
Restricted stock units	—	—	3,477
Total direct	$5,597	$3,128	$6,098
Share-based compensation expense-allocated	—	—	1,445
	$5,597	$3,128	7,543
For the years ended December 31, 2014, 2013 and 2012, the Company recognized tax benefits from share-based awards of $1.0 million, $0.4 and nil, respectively.
The fair value of the options granted to employees and non-employee directors during the years ended December 31, 2014 and 2013 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2014	2013
Expected volatility	84.4%	84.0%
Risk-free interest rate	1.8%	1.2%
Expected dividend yield	—%	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$19.97	$5.22
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s share option activity during the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,973,500	$7.50	9.17	$37,528
Granted	720,500	28.02
Exercised	(69,244)	7.23
Canceled	(12,676)	15.97
Outstanding at December 31, 2014	2,612,080	$13.13	8.45	$25,298
Vested and expected to vest at December 31, 2014	2,535,376	$13.00	8.44	$24,788
Vested at December 31, 2014	1,000,307	$7.35	8.15	$13,448
During the years ended December 31, 2014 and 2013, the total intrinsic value of options exercised was $1.5 million and nil, respectively, determined as of the date of exercise.
The following table summarizes information about the Company's share options outstanding as of December 31, 2014:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.03	$6.03	450,937	8.06	$6.03	216,562	$6.03
6.41	6.41	807,381	8.08	6.41	465,271	6.41
6.65	6.65	50,000	8.21	6.65	50,000	6.65
6.73	6.73	366,000	8.25	6.73	170,478	6.73
8.21	22.14	336,062	8.89	17.51	89,246	15.34
22.16	23.11	37,500	9.74	22.86	—	—
24.26	24.26	30,000	8.84	24.26	8,750	24.26
29.52	29.52	25,000	9.09	29.52	—	—
29.81	29.81	479,200	9.09	29.81	—	—
37.02	37.02	30,000	9.25	37.02	—	—
$6.03	$37.02	2,612,080	8.45	$13.13	1,000,307	$7.35
Elan’s Share-based Compensation Awards
Prior to the Separation and Distribution of the Prothena Business on December 20, 2012, the Company’s employees had received share-based compensation awards under Elan’s equity compensation plans and, therefore, the following disclosures pertain to share-based compensation expense that was allocated to the Prothena Business related to Elan’s share-based equity awards. Elan’s equity award program provided for the issuance of stock options, RSUs and other equity awards to its employees, including employees that have directly and indirectly provided service to the Prothena Business. The share-based payment compensation expense recorded in the Consolidated Financial Statements for the year ended December 31, 2012 includes all of the share-based payment expenses directly attributable to the Prothena Business and an allocation of indirect expenses that have been deemed attributable to the Prothena Business. The Company did not recognize any expense after December 20, 2012 in relation to the existing Elan equity-based awards as the Company’s employees are not required to provide service after the Separation and Distribution in order to receive the benefits of the awards. The share-based compensation expense relating to the changes described below is a non-recurring charge that is directly attributable to Elan as part of the Separation and Distribution of the Prothena Business, and therefore was not recorded in the Company’s Consolidated Financial Statements after December 20, 2012.
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
 Restricted Share Units
Elan granted RSUs to its employees, including employees that have directly and indirectly provided service to the Prothena Business. The RSUs generally vest between one and three years from the grant date and shares are issued to RSU holders as soon as practicable following vesting. The fair value of services received by the Prothena Business in return for the RSUs is measured by reference to the fair value of the underlying shares at grant date. The total fair value expensed over the vesting terms of RSUs that became fully vested was $0.5 million in 2012.
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
The fair value of options granted during the year ended December 31, 2012 was estimated using the binomial option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2012
Expected volatility	60.1%
Risk-free interest rate	0.9%
Expected dividend yield	—%
Expected life (1)	4.9 - 6.8
Weighted average fair value	$6.66

(1)
The expected life of options granted, as derived from the output of the binomial model, ranged from 4.9 to 6.8 years in 2012. The contractual life of the options, which is not more than 10 years from the date of grant, was used as an input into the binomial model.

10. Income Taxes
Subsequent to the Separation and Distribution from Elan, the Company began to file its own U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes. Prior to the separation from Elan, income taxes as presented in the Consolidated Financial Statements represented current and deferred income taxes of Elan attributed to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. The Company's income tax provision prior to the separation from Elan was prepared under the “separate return method.” The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if Prothena were a separate taxpayer and a standalone enterprise.
Loss before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Ireland	$(9,714)	$(42,523)	$(35,898)
U.S.	3,375	1,942	(5,507)
Loss before provision for income taxes	$(6,339)	$(40,581)	$(41,405)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$1,855	$958	$26
U.S. State	1	(5)	—
Ireland	—	—	—
Total current provision	$1,856	$953	$26
Deferred:
U.S. Federal	$(1,045)	$(538)	$(20)
U.S. State	—	—	—
Ireland	—	—	—
Total deferred benefit	(1,045)	(538)	$(20)
Total provision for income taxes	$811	$415	$6
Excess tax benefits associated with share-based compensation deductions are credited to shareholders' equity. The reductions in income taxes payable resulting from share-based compensation deductions that were credited to stockholder's equity were approximately $0.2 million, nil and nil, for the years ended December 31, 2014, 2013 and 2012, respectively.
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

	Year Ended December 31,
	2014	2013	2012
Taxes at the Irish statutory tax rate of 12.5%	$(792)	$(5,073)	$(5,176)
Income tax at rates other than applicable statutory rate	705	(3,169)	4
Change in valuation allowance	2,444	10,365	5,176
Share-based payments	74	164	—
Tax credits	(1,643)	(1,921)	—
Other	23	49	2
Provision for income taxes	$811	$415	$6
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31
	2014	2013
Deferred tax assets:
Net operating losses	$16,322	$15,457
Tax credits	1,139	1,310
Accruals	1,016	1,149
Share-based compensation	2,225	779
Gross deferred tax assets	20,702	18,695
Valuation allowance	(18,815)	(17,798)
Net deferred tax assets	1,887	897
Deferred tax liability	—	—
Net deferred tax assets	$1,887	$897
The Company's deferred tax assets are composed primarily of its Irish subsidiaries' net operating loss carryovers, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiary, state tax credit carryforwards and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $18.8 million against its deferred tax assets as of December 31, 2014 in relation to deferred tax assets arising from tax credits and net operating losses. The net increase of $1.0 million in the valuation allowance during the year ended December 31, 2014 was primarily due to share-based compensation.
As of December 31, 2014, certain of the Company's Irish subsidiaries had trading loss carryovers of $100.8 million and non-trading loss carryovers of $5.7 million, each of which can be carried forward indefinitely but are limited to the same trade/trades. In addition, as of December 31, 2014, the Company had state net operating loss carryforwards of approximately $34.1 million available to reduce future taxable income for the Company's U.S. subsidiary, if any. If not utilized, the state net operating loss carryforward begins expiring in 2032.
The Company also has California research and development credit carryforwards of $1.1 million at December 31, 2014. The California tax credits can be carried forward indefinitely.
Cumulative unremitted earnings of the Company’s U.S. subsidiary total approximately $4.1 million at December 31, 2014 The Company's U.S. subsidiary's cash balance at December 31, 2014 is committed for its working capital needs. No taxes have been provided for the unremitted earnings as any tax basis differences relating to investments in this overseas subsidiary are considered to be permanent in duration. Unremitted earnings may be subject to U.S. withholding taxes (potentially at 5%) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against

Irish taxes for U.S. tax withheld and as of December 31, 2014 the Company's net operating losses in Ireland are sufficient to offset any potential dividend income received from its U.S. subsidiary.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2014	2013
Gross Unrecognized Tax Benefits at January 1	$480	$—
Additions for tax positions taken in the current year	253	480
Reductions for tax positions taken in the prior year	(350)	—
Gross Unrecognized Tax Benefits at December 31	$383	$480
If recognized, none of our unrecognized tax benefits as of December 31, 2014 would reduce our annual effective tax rate but would result in a corresponding adjustment to our deferred tax valuation allowance. As of December 31, 2014, we have not recorded a liability for potential interest or penalties. We also do not expect our unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2012 to 2014 remain subject to examination by the U.S taxing authorities and the tax years 2010 to 2014 remain subject to examination by the Irish taxing authorities.
11. Employee Retirement Plan
Prothena 401K Retirement Plan
In December 2012 (effective January 1, 2013), the Company established a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make a discretionary matching and/or profit sharing contribution as determined solely by the Company. The Company did not record any expense in the year ended December 31, 2012 as no contributions, matching or profit sharing contributions were made under the 401(k) plan. The Company recorded total expense for matching contributions of $0.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.
Elan Pharmaceuticals 401(k) Retirement Savings Plan
Elan maintained a 401(k) retirement savings plan for its employees based in the U.S., including employees that directly and indirectly provided service to the Prothena Business prior to the Separation and Distribution. The Prothena Business recorded total expense for matching contributions of $0.1 million for the year ended December 31, 2012.
12. Related Parties
Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity. Effective December 20, 2012, the Prothena Business separated from Elan. In connection with the separation, a wholly owned subsidiary of Elan acquired an 18% interest in the Company (as calculated immediately following the separation). Elan was subsequently acquired by Perrigo, in December 2013, and such 3,182,253 ordinary shares were held by ESOL, an indirect wholly owned subsidiary of Perrigo, as of December 31, 2013.
February 2014 Offering
In February 2014, ESOL sold 3,182,253 ordinary shares of Prothena at a price to the public of $26.00 per ordinary share, before the underwriting discount. As a result, ESOL and Perrigo no longer owned any ordinary shares of Prothena as of such sale.
The Company did not receive any of the proceeds from the offering, and the total number of the Company's ordinary shares outstanding did not change as a result of this offering. The Company paid the expenses associated with the sale of these ordinary shares (other than the underwriting discount, fees and disbursements of counsel for the selling shareholder) pursuant to a Subscription and Registration Rights Agreement dated November 8, 2012 by and among the Company, Elan and ESOL.
Agreements with Elan
As described elsewhere in these Consolidated Financial Statements, the results of operations of the Prothena business for the time period prior to the separation include transactions with Elan. The related party revenue recognized by the Company for the years ended December 31, 2014 and 2013 consisted of fees arising from R&D services provided to Elan. Additionally, the results of operations for the time period prior to the separation include certain costs allocated from Elan to the Company for centralized support services.
The Company entered into certain agreements with Elan, including the Transitional Services Agreement and the R&D Services Agreement.
Transitional Services Agreement
In December 2012, as amended in March 2013, the Company entered into a Transitional Services Agreement (“TSA”) with Elan under which Elan provided to the Company, and the Company provided to Elan, specified services to help ensure an orderly transition following the Separation and Distribution. The services provided by Elan under the Transitional Services Agreement included chemistry, manufacturing and controls/quality assurance, information technology services, facilities services, company secretarial services, finance services, legal services, compliance services and human resources services.
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
TSA expenses recognized during the years ended December 31, 2014, 2013 and 2012, respectively, were $nil, $0.5 million (of which $0.1 million was included in R&D expenses and $0.4 million was included in G&A expenses) and $nil, respectively. The TSA expired on December 31, 2013.
R&D Services Agreement
In December 2012, as amended in March 2013, the Company entered into a Research and Development Services Agreement (“RDSA”) with Elan pursuant to which the Company provided certain R&D services to Elan. Either party was entitled to terminate the RDSA at any time by notice in writing to the other party if there has been an uncured material breach by the other party or if the other party becomes insolvent or if the other party is in breach of any of its confidentiality obligations under the agreement. This RDSA expired in December 2014 at the end of its two-year term.
The services provided for under the RDSA included support for the ELND005 program (which include the provision of expert advice and opinion in the areas of nonclinical safety/toxicology and pharmacology, regulatory support for nonclinical sections of pertinent documents, conducting and interpreting externally conducted nonclinical studies, and support in respect of the identification and maintenance of nonclinical expert advisors as required). These services were substantially similar to research services performed by the Company for Elan prior to the separation and distribution.
The payment terms of the RDSA provided that Elan would pay the Company: (i) a fixed charge of $500,000 per year based on a charge for two of the Company’s employees providing the services at a rate of $250,000 each per annum, (ii) if the $500,000 fixed charge has been paid in any year, a variable charge of $250,000 per year for any additional employee that provides services for such year (calculated pro rata based on the number of days the employee provides services in such year), (iii) research costs including direct overheads, and (iv) a mark-up of 10% applied to the fixed charge, variable charge (if any) and research costs such that the total payment reflects a cost-plus standard. Revenue recognized by the Company included fees arising from R&D services provided to Elan of $534,000, $676,000, and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
13. Selected Quarterly Financial Information (Unaudited)
The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2014. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share - basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2014
Revenues	$32,234	$15,121	$1,486	$2,013
Operating expenses	$14,215	$13,552	$14,618	$15,118
Net income (loss)	$17,852	$1,290	$(13,182)	$(13,110)
Net income (loss) per share - basic	$0.82	$0.06	$(0.48)	$(0.48)
Net income (loss) per share - diluted	$0.78	$0.06	$(0.48)	$(0.48)
Year Ended December 31, 2013
Revenues	$171	$167	$171	$167
Operating expenses	$9,138	$11,359	$9,737	$10,869
Net loss	$(8,951)	$(11,302)	$(9,689)	$(11,054)
Net loss per share - basic and diluted	$(0.51)	$(0.64)	$(0.55)	$(0.52)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-K.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
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
Attestation Report on Internal Control over Financial Reporting
This Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the Jumpstart Our Business Startups Act for emerging growth companies.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 21, 2015 (our "Proxy Statement").

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Election of Directors

•	Section 16(a) Beneficial Ownership Reporting Compliance
Executive Officers of the Registrant

Following is certain information regarding our executive officers as of March 12, 2015.

Name	Age	Position(s)	Since
Dale B. Schenk, Ph.D.	57	President and Chief Executive Officer, Director	2012
A. W. Homan	55	Chief Legal Officer	2014
Gene G. Kinney, Ph.D.	46	Chief Scientific Officer and Head of Research and Development	2012
Martin Koller, M.D.	64	Chief Medical Officer	2013
Tran B. Nguyen	41	Chief Financial Officer	2013
Tara Nickerson, Ph.D.	42	Chief Business Officer	2014
Karin L. Walker	51	Chief Accounting Officer, Controller and Head of Accounting	2013

Dale B. Schenk, Ph.D., is our President and Chief Executive Officer, as well as a member of our Board of Directors, positions he has held since 2012. Prior to that, from 2008 to 2012, Dr. Schenk was Executive Vice President and Chief Scientific Officer of Elan Corporation, plc (a pharmaceutical company), where he provided the leadership and scientific direction for Elan’s research and development programs. From 1996 to 2008, Dr. Schenk held various other positions with Elan. He was a founding scientist of Athena Neurosciences, Inc., which was acquired by Elan in 1996. Dr. Schenk has pioneered the immunotherapeutic approach for the treatment of amyloidosis, as exemplified for Alzheimer’s disease. His work in this area, as well as in early detection, testing and other pathways to the disease, has led to the most advanced potential treatment approaches for Alzheimer’s disease. Dr. Schenk earned his BA and PhD in Pharmacology and Physiology from the University of California, San Diego.

A. W. Homan has served as our Chief Legal Officer since 2014. Prior to joining Prothena, Mr. Homan was Senior Vice President, General Counsel and Secretary of Complete Genomics, Inc. (a laboratory services company), a position he held from 2012 until its sale in 2013. He was Senior Vice President, General Counsel and Secretary of Varian, Inc. (a scientific instruments company), from 1999 until it was acquired in 2010. Prior to that, Mr. Homan was Associate General Counsel at Varian Associates, Inc., and also worked at a leading San Francisco law firm. Mr. Homan earned BA from Virginia Tech and his JD (law degree) from the University of Virginia.

Gene G. Kinney, Ph.D., has served as our Chief Scientific Officer and Head of Research and Development since 2012. Prior to that, he was Senior Vice President of Pharmacological Sciences (a position he held from 2011 to 2012), and Vice President, Pharmacology (a position he held from 2009 to 2011) for Elan Pharmaceuticals, Inc; while in those positions, Dr. Kinney also served as Head of Nonclinical Research for Janssen Alzheimer Immunotherapy R&D. From 2001 to 2009, Dr. Kinney was Senior Director, Head of Central Pharmacology and acting lead for Bioanalytics & Pathology at the Merck Research Laboratories, where he contributed to the strategic direction and oversight of drug discovery activities and led a number of non-clinical discovery and clinical development programs targeted for the treatment of neurodegenerative and psychiatric conditions. Dr. Kinney also held positions at Bristol-Myers Squibb and was an Assistant Professor at the Emory University School of Medicine, Department of Psychiatry and Behavioral Sciences. Dr. Kinney earned his BA from Bloomsburg University and his MA and PhD from Florida Atlantic University.

Martin Koller, M.D., has served as our Chief Medical Officer since 2013. Dr. Koller is a board-certified neurologist with 25 years of pharmaceutical industry experience in drug development from Phases 1-4, and has been involved with a number of Investigational New Drugs and New Drug Applications in several indications (including Alzheimer’s disease, multiple sclerosis, cervical dystonia, pain, anti-epileptics, migraine, stroke, anxiety and depression). Prior to joining Prothena, Dr. Koller served as Chief Medical Officer of Sonexa Therapeutics, Inc. (a pharmaceutical company), a position he held from 2009 to 2013. From 2007 to 2009, he was an independent consultant to various small and medium sized pharmaceutical and biotechnology companies. From 2002 to 2007, Dr. Koller was Vice President of Clinical Development at Elan Pharmaceuticals, Inc., overseeing a national, and then international, drug development group. He also held positions at Athena Neurosciences, Inc., Syntex Corporation and Wyeth Pharmaceuticals, Inc. Dr. Koller earned his BA from Franklin and Marshall College, his MD from the University of Maryland at Baltimore and his MPH with an emphasis in epidemiology from the University of Texas at Houston.

Tran B. Nguyen has served as our Chief Financial Officer since 2013. Mr. Nguyen has over 15 years of finance experience in the healthcare, banking and private equity industries. Prior to joining Prothena, Mr. Nguyen was Vice President, Chief Financial Officer (from 2010 to 2011) and then Senior Vice President, Chief Financial Officer of Somaxon Pharmaceuticals, Inc., from 2011 until its sale in 2013. He was Vice President, Chief Financial Officer and Investor Relations at Metabasis Therapeutics, Inc. (a biopharmaceutical company), from 2009 until its sale in 2010. From 2007 to 2009, Mr. Nguyen was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc., and from 2004 to 2007 he served in various capacities as a healthcare investment banker at Lehman Brothers, Inc. Mr. Nguyen earned his BA in Economics and Psychology from Claremont McKenna College and his MBA from the Anderson School of Management at the University of California, Los Angeles.

Tara Nickerson, Ph.D., has served as our Chief Business Officer since 2014. Prior to that, she was our Head of Corporate and Business Development and Secretary, positions she held since 2012. Dr. Nickerson previously held various positions with Elan Pharmaceuticals, Inc., including Vice President and Head of Business Development (during 2012), Senior Director of Corporate Strategy and Strategic Alliances (from 2007 to 2012) and Director, Corporate Strategy and Strategic Alliances (from 2005 to 2007). During her tenure at Elan, she was responsible for opportunity evaluation, diligence, negotiations and contracting for Elan external opportunities, and established a broad network of collaborations for Elan with academic investigators, not-for-profit disease-focused foundations and industry collaborators. Dr. Nickerson was previously a Senior Scientist at Axys Pharmaceuticals, where she led preclinical programs developing novel small molecule based therapeutics for oncology. Dr. Nickerson earned her BSc and PhD in Experimental Medicine from McGill University and her MBA from the University of California, Berkeley’s Haas School of Business.

Karin L. Walker has served as our Controller, Chief Accounting Officer and Head of Accounting since 2013. Prior to joining Prothena, Ms. Walker was Vice President, Finance and Chief Accounting Officer of Affymax, Inc. (a biopharmaceutical company), a position she held from 2012 to 2013. From 2009 to 2012, she was Vice President, Finance and Corporate Controller at Amyris Inc. (a biotechnology company). From 2006 to 2009, Ms. Walker was Vice President, Finance and Corporate Controller for CV Therapeutics, Inc. (a biopharmaceutical company). She also held senior financial leadership positions at Knight Ridder Digital, Accellion, Niku Corporation, Financial Engines, Inc. and NeoMagic Corporation. Ms. Walker earned her BS in business from the California State Polytechnic University, San Luis Obispo, and is a certified public accountant.

Code of Conduct
We have a Code of Conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That Code of Conduct is available on the Company’s website at http://ir.prothena.com. The Company will provide to any person without charge, upon request, a copy of that Code of Conduct; such a request may be made by sending it to our Company Secretary, Prothena Corporation plc, Alexandra House, The Sweepstakes, Ballsbridge, Dublin 4, Ireland. If we make any amendment to, or waiver from, a provision of our Code of Conduct that we are required to disclose under SEC rules, we intend to satisfy that disclosure requirement by posting such information to our website at http://ir.prothena.com.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Executive Compensation

•	Election of Directors
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Equity Compensation Plan Information

•	Security Ownership of Certain Beneficial Owners and Management

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Certain Transactions with Related Persons

•	Election of Directors

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:
•Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Paid to KPMG

•	Ratification of Appointment of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures
With the exception of the information specifically incorporated by reference in Part III to this Form 10-K from our Proxy Statement, our Proxy Statement shall not be deemed to be filed as part of this Form 10-K.

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

Dated:	March 12, 2015	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/Dale B. Schenk	President and Chief Executive Officer	March 12, 2015
Dale B. Schenk, Ph.D.	(Principal Executive Officer) and Director

/s/Tran B. Nguyen	Chief Financial Officer	March 12, 2015
Tran B. Nguyen	(Principal Financial Officer)

/s/Karin L. Walker	Controller, Chief Accounting Officer and Head of Accounting	March 12, 2015
Karin L. Walker	(Principal Accounting Officer)

/s/Lars G. Ekman	Chairman of the Board	March 12, 2015
Lars G. Ekman, M.D., Ph.D.

/s/Richard T. Collier	Director	March 12, 2015
Richard T. Collier

/s/Shane M. Cooke	Director	March 12, 2015
Shane M. Cooke

/s/Christopher S. Henney	Director	March 12, 2015
Christopher S. Henney, D.Sc., Ph.D.

/s/Dennis J. Selkoe	Director	March 12, 2015
Dennis J. Selkoe, M.D.

EXHIBIT INDEX

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Demerger Agreement, dated as of November 8, 2012, between Elan Corporation, plc and Prothena Corporation plc	10/A	001-35676	11/30/2012	2.1

2.2(a)	Amended and Restated Intellectual Property License and Contribution Agreement, dated as of December 20, 2012, by and among Neotope Biosciences Limited, Elan Pharma International Limited, and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.1

2.2(b)
Amendment Number One to the Amended and Restated Intellectual Property License and Contribution Agreement, effective as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited, Elan Pharmaceuticals, LLC, Elan Corporation, plc, and Crimagua Limited

		S-1/A	333-191218	9/30/2013	2.2(b)

2.3	Intellectual Property License and Conveyance Agreement, dated as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.2

2.4	Asset Purchase Agreement, dated as of December 20, 2012, between Elan Pharmaceuticals, Inc. and Prothena Biosciences Inc	8-K	001-35676	12/21/2012	2.3

3.1	Amended and Restated Memorandum and Articles of Association of Prothena Corporation plc	10-K	001-35676	3/29/2013	3.1

4.1	Reference is made to Exhibit 3.1

10.1(a)	Tax Matters Agreement, dated as of December 20, 2012, between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.1

10.1(b)	Amendment No. 1 to Tax Matters Agreement, dated as of June 25, 2013, between Elan Corporation, plc and Prothena Corporation plc	10-Q	001-35676	8/13/2013	10.2

10.2	Subscription and Registration Rights Agreement, dated as of November 8, 2012, among Prothena Corporation plc, Elan Corporation, plc and Elan Science One Limited	10/A	001-35676	11/30/2012	10.3

10.3†	License, Development, and Commercialization Agreement, dated as of December 11, 2013, among Neotope Biosciences Limited and Prothena Biosciences Inc with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.	10-K/A	001-35676	6/6/2014	10.4

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.4†	Master Process Development and Clinical Supply Agreement, dated June 23, 2010, as amended August 1, 2011, among Elan Pharma International Limited, Neotope Biosciences limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.5	Research and Development Services Agreement, dated as of December 20, 2012, between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.3

10.6#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.7(a)	Lease Agreement, dated as of March 18, 2010, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.6

10.7(b)	First Amendment to Lease, dated as of November 18, 2011, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.7

10.7(c)	Second Amendment to Lease, dated as of June 1, 2012, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.8

10.7(d)	Third Amendment to Lease, dated as of October 3, 2012, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.9

10.7(e)	Assignment of Tenant’s Interest in Lease and Assumption of Lease Obligations, dated as of December 2, 2012, between Elan Pharmaceuticals, Inc. and Prothena Biosciences Inc	10/A	001-35676	11/30/2012	10.10

10.7(f)	Fourth Amendment to Lease, dated as of November 30, 2013, between ARE-San Francisco No. 33, LLC and Prothena Biosciences, Inc	8-K	001-35676	12/5/2013	10.1

10.8#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	S-8	333-196572	6/6/2014	99.1

10.9#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Non-Employee Directors (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.10#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Named Executive Officers (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

10.11#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Named Executive Officers (used beginning February 4, 2014)					X

10.12#	Prothena Biosciences Inc Amended and Restated Severance Plan	10-K	001-35676	3/29/2013	10.12

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.13#	Prothena Corporation plc Incentive Compensation Plan	8-K	001-35676	12/21/2012	10.6

10.14	License Agreement, dated as of December 31, 2008, between the University of Tennessee Research Foundation and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.14

10.15#	Employment Agreement, dated January 22, 2013, between Prothena Biosciences Inc and Dale B. Schenk	8-K	001-35676	1/25/2013	10.1

10.16#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.17#	Offer letter, dated December 22, 2012, between Prothena Biosciences Inc and Gene G. Kinney	10-K	001-35676	3/29/2013	10.18

10.18#	Offer letter, dated March 19, 2013, between Prothena Biosciences Inc and Martin Koller	8-K	001-35676	3/28/2013	10.2

10.19#	Offer letter, dated December 14, 2012, between Prothena Biosciences Inc and Tara Nickerson	10-K	001-35676	3/29/2013	10.2

10.20#	Promotion letter, dated February 5, 2014, between Prothena Biosciences Inc and Tara Nickerson	8-K	001-35676	3/3/2014	10.1

10.21#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.22#	Offer letter, dated April 11, 2014, between Prothena Biosciences Inc and A. W. Homan	10-Q	001-35676	8/5/2014	10.5

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________

*
Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended , or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended , except as otherwise specifically stated in such filing.

#	Indicates management contract or compensatory plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+
XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.