Form 10-Q
period 2015-03-31
Prothena Corp plc
filed 2015-05-06
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of April 24, 2015 was 31,285,885.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$279,857	$293,579
Receivable from Roche	1,357	1,729
Receivable from related party	30	30
Deferred tax assets	163	167
Prepaid expenses and other current assets	3,012	3,770
Total current assets	284,419	299,275
Non-current assets:
Property and equipment, net	2,956	3,121
Deferred tax assets, non-current	2,093	1,720
Other assets	117	—
Total non-current assets	5,166	4,841
Total assets	$289,585	$304,116
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,990	$4,722
Accrued research and development	3,662	2,285
Income taxes payable	—	57
Other current liabilities	3,892	4,975
Total current liabilities	9,544	12,039
Non-current liabilities:
Income taxes payable, non-current	98	98
Deferred rent	2,391	2,090
Other liabilities	126	—
Total non-current liabilities	2,615	2,188
Total liabilities	12,159	14,227
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2015 and December 31, 2014
Issued and outstanding shares — none at March 31, 2015 and December 31, 2014
Ordinary shares, $0.01 par value:	275	274
Authorized shares — 100,000,000 at March 31, 2015 and December 31, 2014
Issued and outstanding shares — 27,466,407 and 27,388,005 at March 31, 2015 and December 31, 2014, respectively
Additional paid-in capital	340,844	338,106
Accumulated deficit	(63,693)	(48,491)
Total shareholders’ equity	277,426	289,889
Total liabilities and shareholders’ equity	$289,585	$304,116
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2015	2014
Collaboration revenue	$593	$32,096
Revenue—related party	—	138
Total revenue	593	32,234
Operating expenses:
Research and development	10,573	9,342
General and administrative	5,049	4,873
Total operating expenses	15,622	14,215
Income (loss) from operations	(15,029)	18,019
Other income (expense):
Interest income	26	19
Other income (expense), net	67	(35)
Total other income (expense)	93	(16)
Income (loss) before income taxes	(14,936)	18,003
Provision for income taxes	266	151
Net income (loss)	$(15,202)	$17,852
Net income (loss) per share attributable to holders of ordinary shares
Basic	$(0.55)	$0.82
Diluted	$(0.55)	$0.78
Shares used to compute net income (loss) per share attributable to holders of ordinary shares
Basic	27,401	21,884
Diluted	27,401	22,942

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$(15,202)	$17,852
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	193	175
Share-based compensation	1,703	1,343
Excess tax benefit from share-based award exercises	(390)	(207)
Deferred income taxes	(369)	(159)
Loss on sublease	261	—
Changes in operating assets and liabilities:
Receivable from Roche	372	(2,161)
Receivable from related party	—	12
Other assets	933	(707)
Accounts payable, accruals and other liabilities	(2,221)	1,746
Net cash provided by (used in) operating activities	(14,720)	17,894
Investing activities
Purchases of property and equipment	(28)	(26)
Net cash used in investing activities	(28)	(26)
Financing activities
Public offering costs	—	(10)
Proceeds from issuance of ordinary shares upon exercise of stock options	636	310
Excess tax benefit from share-based award exercises	390	207
Net cash provided by financing activities	1,026	507
Net increase (decrease) in cash and cash equivalents	(13,722)	18,375
Cash and cash equivalents, beginning of the year	293,579	176,677
Cash and cash equivalents, end of the period	$279,857	$195,052

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$442	$436

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment under accounts payable and accrued liabilities	$—	$10
Offering costs in accounts payable and accrued liabilities	$117	$43
Receivable from stock option exercises	$16	$—

 See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
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
The Company is a public limited company formed under the laws of Ireland. The Company separated from Elan Corporation Limited, formerly Elan Corporation, plc (“Elan”), on December 20, 2012. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan’s shareholders (the “Separation and Distribution”), the Company's ordinary shares commenced trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Prothena's business consists of a substantial portion of Elan's former drug discovery business platform, including Neotope Biosciences Limited (now named Prothena Biosciences Limited) and its wholly owned subsidiaries Onclave Therapeutics Limited (now named Prothena Therapeutics Limited) and Prothena Biosciences Inc (which for the period prior to the Separation and Distribution are collectively referred to herein as the “Prothena Business”). Prior to December 21, 2012, the Prothena Business operated as part of Elan and not as a separate stand-alone entity.
Liquidity and Business Risks
As of March 31, 2015, the Company had an accumulated deficit of $63.7 million and cash and cash equivalents of $279.9 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at March 31, 2015 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulations S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015 (the "2014 Form 10-K"). The Condensed Consolidated Financial Statements of Prothena Corporation plc are presented in U.S. dollars, which is the functional currency of the Company. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Financial Statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, however certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2015, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statement" in the 2014 Form 10-K.
Recent Accounting Pronouncements
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

Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $248.2 million and $262.5 million in money market funds included in cash and cash equivalents at March 31, 2015 and December 31, 2014, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Machinery and equipment	$5,505	$5,481
Leasehold improvements	2,217	2,214
Purchased computer software	138	137
	7,860	7,832
Less: accumulated depreciation and amortization	(4,904)	(4,711)
Property and equipment, net	$2,956	$3,121
Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Payroll and related expenses	$2,784	$3,138
Professional services	390	1,169
Deferred rent	181	172
Other	537	496
Other current liabilities	$3,892	$4,975

5.	Net income (loss) Per Ordinary Share
Basic net loss per ordinary share is calculated by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net loss per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2015, and therefore diluted net loss per share is equal to basic net loss per share. During the three months ended March 31, 2014, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$(15,202)	$17,852
Denominator (basic):
Weighted-average ordinary shares outstanding	27,401	21,884
Denominator (diluted):
Weighted-average ordinary shares outstanding	27,401	21,884
Dilutive stock options outstanding	—	1,058
Net weighted average ordinary shares outstanding	27,401	22,942
Net income (loss) per share attributable to holders of ordinary shares:
Basic net income (loss) per share	$(0.55)	$0.82
Diluted net income (loss) per share	$(0.55)	$0.78
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options to purchase ordinary shares	3,312	390

6.	Commitments and Contingencies
Operating Lease
In December 2014, the Company entered into a noncancelable operating sublease agreement with a third party to sublease a portion of this leased facility. This sublease agreement has a three-year term which commenced in January 2015 (with options to extend for another year). The Company recognized a loss of $0.4 million in the three months ended March 31, 2015 for the cash difference between the total payments associated with the sublease, including executory costs, and the amount of sublease rental receipts over the sublease term.
Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2015, the Company had non-cancelable purchase commitments to suppliers for $1.2 million of which $1.1 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.4 million of which $0.1 million is included in accrued current liabilities. These contractual obligations under license agreements exclude future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche, as the amounts of such obligations, if any, cannot be determined at this time.

7.	Roche License Agreement
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002. The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". Under this agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.4 million and $0.3 million as collaboration revenue during the three months ended March 31, 2015 and 2014, respectively, for research reimbursement from Roche. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $0.5 million and $0.2 million in R&D expense for payments made to Roche during the three months ended March 31, 2015 and 2014, respectively. Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement would be recorded as an offset to R&D expenses. In the three months ended March 31, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue will be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the three months ended March 31, 2015 was $1.5 million, of which $0.2 million was recognized as collaboration license revenue and $1.3 million was recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the three months ended March 31, 2014 was $2.0 million, of which $1.8 million was recognized as collaboration license revenue and $0.2 million was recognized as an offset to R&D expenses.
The Company recognized the $30.0 million upfront payment from Roche as collaboration license revenue in the first quarter of 2014. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the three months ended March 31, 2015 and 2014.

8.	Shareholders' Equity
Ordinary Shares
As of March 31, 2015, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 27,466,407 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2015, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2015. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
February 2014 Offering
In February 2014, Elan Science One Limited ("ESOL"), an indirect wholly owned subsidiary of Perrigo, sold 3,182,253 ordinary shares of Prothena at a price to the public of $26.00 per ordinary share, before the underwriting discount. As a result, ESOL and Perrigo no longer own any ordinary shares of Prothena.

9.	Share-Based Compensation
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
The Company granted 785,550 and 509,000 share options during the three months ended March 31, 2015 and 2014, respectively, under the LTIP. The Company's option awards generally vest over four years. The aggregate number of ordinary shares authorized for issuance under the LTIP is 5,550,000 ordinary shares and as of March 31, 2015, 2,090,470 ordinary shares remain available for grant and options to purchase 3,311,884 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $16.68 per share.
Share-based Compensation Expense
The Company estimates the fair value of share-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value share-based compensation, excluding RSUs, which the Company values using the fair market value of its ordinary shares on the date of grant. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the share price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s share price, volatility over the expected life of the awards and actual and projected employee stock option exercise behaviors. Since the Company does not have sufficient historical employee share option exercise data, the simplified method has been used to estimate the expected life of all options. Prior to 2015, the expected volatility was based on historical stock volatilities of several of the Company's publicly traded comparable companies over a period equal to the expected life of the options, as the Company did not have a long enough trading history to use the volatility of its own ordinary shares. Starting in 2015, the expected volatility was based on a combination of historical volatility for the Company's stock and the historical volatilities of several of the Company's publicly traded comparable companies. Although the fair value of share options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer and seller market transaction.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2018 related to unvested share-based payment awards at March 31, 2015 is $28.8 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.9 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or decrease any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development(1)	$758	$483
General and administrative	945	860
Total share-based compensation expense	$1,703	$1,343
_________________

(1)	Includes $42,000 and $46,000 for the three months ended March 31, 2015 and 2014, respectively, of share-based compensation expense related to options granted to a consultant.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2015 and 2014 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2015	2014
Expected volatility	76.2%	83.9%
Risk-free interest rate	1.8%	1.8%
Expected dividend yield	—%	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$18.48	$21.20
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s share option activity during the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,612,080	$13.13	8.45	$25,298
Granted	785,550	27.68
Exercised	(78,402)	8.24
Canceled	(7,344)	22.34
Outstanding at March 31, 2015	3,311,884	$16.68	8.62	$71,088
Vested and expected to vest at March 31, 2015	3,185,821	$16.43	8.60	$69,158
Vested at March 31, 2015	1,168,041	$10.19	8.03	$32,641
During the three months ended March 31, 2015 and 2014, the total intrinsic value of options exercised was $2.2 million and $1.3 million, respectively, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company's income tax provision was $266,000 and $151,000 for the three months ended March 31, 2015 and 2014, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and due to U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. The effective income tax rate for the three months ended March 31, 2015 does not include a benefit for the U.S. federal research credit as it has not been extended beyond 2014. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

The Company's deferred tax assets are composed primarily of its Irish subsidiaries' net operating loss carryovers, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiary, state tax credit carryforwards, shared-based compensation and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company's foreign subsidiaries because the Company considers such earnings to be indefinitely reinvested.
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
Agreements with Elan
As described elsewhere in these Condensed Consolidated Financial Statements, the results of operations of the Prothena business for the time period prior to the separation include transactions with Elan. The related party revenue recognized by the Company for the three months ended March 31, 2014 consisted of fees arising from R&D services provided to Elan.
The Company entered into certain agreements with Elan, including the R&D Services Agreement.
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
The payment terms of the RDSA provided that Elan would pay the Company: (i) a fixed charge of $500,000 per year based on a charge for two of the Company’s employees providing the services at a rate of $250,000 each per annum, (ii) if the $500,000 fixed charge has been paid in any year, a variable charge of $250,000 per year for any additional employee that provides services for such year (calculated pro rata based on the number of days the employee provides services in such year), (iii) research costs including direct overheads, and (iv) a mark-up of 10% applied to the fixed charge, variable charge (if any) and research costs such that the total payment reflects a cost-plus standard. Revenue recognized by the Company three months ended March 31, 2014 included fees arising from R&D services provided to Elan of $138,000. Since the RDSA with Elan terminated in December 2014, the Company did not have any related-party revenue for the three months ended March 31, 2015.
12. Subsequent Events
April 2015 Public Offering

In April 2015, the Company completed an underwritten public offering of an aggregate of 3,795,000 of its ordinary shares at a public offering price of $37.00 per ordinary share. The Company received aggregate net proceeds of approximately $131.4 million, after deducting the underwriting discount and estimated offering costs.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things: the design and expected timing and enrollment of our VITAL Amyloidosis Study for NEOD001; the expected enrollment and timing of reporting additional data from our ongoing Phase 1/2 study for NEOD001; the timing of reporting data from our Phase 1 multiple ascending dose study for PRX002; research and development ("R&D") and general and administrative ("G&A") expenses in 2015; and the sufficiency of our cash and cash equivalents. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this Form 10-Q.

•	our ability to obtain additional financing in future offerings;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop and commercialize products;

•	our collaboration with Roche pursuant to the License Agreement;

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents, and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of our ordinary share price;

•	business disruptions; and

•	the other risks and uncertainties described in the “Risk Factors” section of this Form 10-Q.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 13, 2015 (the "2014 Form 10-K").
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

We are a public limited company formed under the laws of Ireland. We separated from Elan Corporation Limited (formerly Elan Corporation, plc ("Elan"), on December 20, 2012. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan's shareholders (the "Separation and Distribution"), our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Our business consists of a substantial portion of Elan’s former drug discovery business platform, including Neotope Biosciences Limited (now named Prothena Biosciences Limited) and its wholly owned subsidiaries Onclave Therapeutics Limited (now named Prothena Therapeutics Limited) and Prothena Biosciences Inc (which for the period prior to the Separation and Distribution we collectively refer to herein as the “Prothena Business”).
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
PRX002
In April 2014, together with Roche, we initiated a Phase 1 clinical trial of PRX002. In March 2015, we announced positive results from the Phase 1 clinical trial. The study was a randomized, double-blind, placebo-controlled, single ascending dose study in healthy subjects designed to assess PRX002 for safety, tolerability, pharmacokinetics and immunogenicity. The data showed that PRX002 was well-tolerated with a favorable safety profile, meeting the primary objectives of the study. The study also showed that administration of PRX002 led to mean reduction of free serum alpha-synuclein levels of up to 96%. These overall results were highly statistically significant (p<0.00001). Reduction of free serum alpha-synuclein, a protein potentially involved in the onset and progression of Parkinson's disease and the target of PRX002, was shown to be robust, rapid and dose-dependent after just a single dose.
In July 2014, together with Roche, we initiated a randomized, double-blind, placebo-controlled multiple ascending dose Phase 1 clinical trial of PRX002 in patients with Parkinson’s disease. This multiple ascending dose study is designed to assess PRX002 for safety, tolerability, pharmacokinetics and immunogenicity and will measure levels of PRX002 in the cerebrospinal fluid and assess additional biochemical, imaging and clinical biomarker endpoints, with results expected in the first half of 2016.
April 2015 Offering
In April 2015, we completed an underwritten public offering of an aggregate of 3,795,000 of our ordinary shares at a public offering price of $37.00 per ordinary share. We received aggregate net proceeds of approximately $131.4 million, after deducting the underwriting discount and estimated offering costs.
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
Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures.
There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 13, 2015.
Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in our 2014 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Collaboration revenue	$593	$32,096	(98)%
Revenue—related party	—	138	(100)%
Total revenue	$593	$32,234	(98)%

Total revenue was $0.6 million and $32.2 million for the three months ended March 31, 2015 and 2014, respectively. Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 2014.
Collaboration revenue for the three months ended March 31, 2015 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $1.5 million (of which $0.2 million was recognized as collaboration license revenue) and reimbursement for research services of $0.4 million. Collaboration revenue for the three months ended March 31, 2014 consisted of the following amounts from Roche under the License Agreement: a one-time, non-refundable, non-creditable upfront payment of $30.0 million (which was recognized as collaboration license revenue), reimbursement for development costs of $2.0 million (of which $1.8 million was recognized as collaboration license revenue) and reimbursement for research services of $0.3 million. The portion of the amounts recognized as collaboration revenue for the milestone and the development reimbursements were based on the relative selling price method in applying multiple element accounting.
Related-party revenue for the three months ended March 31, 2014 was comprised of fees earned from the provision of research and development services to Elan (acquired by Perrigo). Since our research and development services agreement with Elan terminated in December 2014, we did not have any related-party revenue in the three months ended March 31, 2015.
Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Research and development	$10,573	$9,342	13%
General and administrative	5,049	4,873	4%
Total operating expenses	$15,622	$14,215	10%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three months ended March 31, 2015 and 2014 were $15.6 million and $14.2 million, respectively.
Our R&D expenses primarily consisted of personnel costs and related expenses, including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003 and our discovery programs. Pursuant to our License Agreement with Roche, in 2014 we began making payments to Roche for our share of the development expenses incurred by Roche related to PRX002 program, which is included in our R&D expense. We recorded reimbursements from Roche for development and supply services based on the relative percentages as an offset to R&D expense.
Our G&A expenses primarily consist of professional services expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $1.2 million, or 13%, for the three months ended March 31, 2015, compared to the prior year period. The increase for the three months ended March 31, 2015 compared to the prior year period was primarily due to an increase in external expenses related to clinical trial costs associated with the NEOD001 and to a lesser extent PRX002 programs, higher personnel costs including share-based compensation expenses and payments to Roche offset in part by a reduction in product manufacturing expense primarily associated with our PRX003 and PRX002 programs and expense reductions from reimbursements from Roche.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001 and PRX002) and other R&D expenses for the three months ended March 31, 2015 and 2014, and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2015	2014
NEOD001 (1)	$4,947	$1,474	$40,386
PRX002 (2)	1,953	2,571	32,263
Other R&D (3)	3,673	5,297
	$10,573	$9,342

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three months ended March 31, 2015, and 2014, $1.3 million and $0.2 million, respectively, was recorded as an offset to R&D expenses.

(3)
Other R&D is comprised of preclinical development and discovery programs that have not had successful first patient dosing in a Phase 1 clinical trial, including PRX003, and for 2014 also includes research costs we incurred in providing research services to Elan.

We expect our R&D expenses to increase in 2015 primarily due to increased spending for the NEOD001 program in connection with the initiation of a Phase 3 clinical trial and to a lesser extent higher costs associated with development and manufacturing costs incurred under our cost-sharing arrangement with Roche, including the continuation of the Phase 1 clinical trial for PRX002.
General and Administrative Expenses
Our G&A expenses increased by $0.2 million, or 4%, for the three months ended March 31, 2015, compared to the prior year, primarily due to higher personnel costs, including share-based compensation expenses.
We expect our G&A expenses to increase moderately in 2015 over the prior year as the result of increases in personnel, legal and other administrative expenses associated with being a growing public company.
Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Interest income	$26	$19	37%
Other income (expense), net	67	(35)	(291)%
Total Other Income (Expense)	$93	$(16)	(681)%
Interest income increased by $7,000, or 37%, for the three months ended March 31, 2015, compared to the prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the three months ended March 31, 2015 was higher primarily due to foreign exchange income from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Provision for income taxes	$266	$151	76%
The tax provisions were $266,000 and $151,000 for the three months ended March 31, 2015 and 2014, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with nominal, recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	March 31, 2015	December 31, 2014
Working capital	$274,875	$287,236
Cash and cash equivalents	279,857	293,579
Total assets	289,585	304,116
Total liabilities	12,159	14,227
Total shareholders’ equity	277,426	289,889
Working capital was $274.9 million as of March 31, 2015, a decrease of $12.4 million from working capital of $287.2 million as of December 31, 2014. This decrease was principally attributable to use of cash for operating expenses during the three months ended March 31, 2015, partially offset by proceeds from issuance of ordinary shares upon exercise of stock options and in receivable collected from Roche.
As of March 31, 2015, we had $279.9 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of March 31, 2015, $17.4 million of our outstanding cash and cash equivalents related to U.S. operations that management asserted was permanently reinvested. If these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
April 2015 Offering
In April 2015, we completed an underwritten public offering of an aggregate of 3,795,000 of our ordinary shares at a public offering price of $37.00 per ordinary share. We received aggregate net proceeds of approximately $131.4 million, after deducting the underwriting discount and estimated offering costs.

Cash Flows for the Three Months Ended March 31, 2015 and 2014
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(14,720)	$17,894
Net cash used in investing activities	(28)	(26)
Net cash provided by financing activities	1,026	507
Net increase (decrease) in cash and cash equivalents	$(13,722)	$18,375
Cash Used in Operating Activities
Net cash used in operating activities was $14.7 million for the three months ended March 31, 2015, primarily due to use of $15.6 million for operating expenses (adjusted to exclude non-cash charges) and decreases in accounts payable and accrued liabilities.
Net cash provided by operating activities was $17.9 million for three months ended March 31, 2014, primarily due to receipt of the upfront payment of $30.0 million from Roche, which was partially offset by $14.2 million in expenses and adjusted to exclude non-cash charges and increases in accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $28,000 and $26,000 for the three months ended March 31, 2015 and 2014, respectively, consisting of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $1.0 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively, primarily from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Off-Balance Sheet Arrangements
At March 31, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of March 31, 2015 consist of operating leases of $11.7 million, contractual obligations under license agreements of $1.4 million and purchase obligations of $1.2 million (of which $1.1 million is included in the accrued current liabilities). Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our operating leases. In December 2014, we entered into a sublease agreement with a third party to sublease a portion of our leased facility. This sublease agreement has a three-year term (with options to extend for another year) which commenced in January 2015. We recognized a loss of $0.4 million in the three months ended March 31, 2015 for the cash difference between amount paid, including executory costs associated with the sublease, and the amount received for the sublease over the sublease term. We expect to receive future minimum payments from this sublease of $0.4 million, $0.5 million and $0.3 million in 2015 (remaining nine months), 2016 and 2017, respectively, which is an offset to the lease payments below.
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Total	2015 (Remaining 9 months)	2016	2017	2018	2019	Thereafter
Operating leases	$11,733	$1,445	$1,938	$2,017	$2,096	$2,180	$2,057
Purchase Obligations	1,240	1,240	—	—	—	—	—
Contractual obligations under license agreements (1)	1,432	215	113	113	113	113	765
Total	$14,405	$2,900	$2,051	$2,130	$2,209	$2,293	$2,822

(1) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreement with a contract manufacturer for clinical supplies which is denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $66,000 during the three months ended March 31, 2015. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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

Credit Risk
Our accounts receivables are due from two parties, Roche our collaboration partner and Elan (acquired by Perrigo) to whom we provided R&D services. We do not believe that our credit risk is significant. As of March 31, 2015, our receivables from these parties totaled $1.4 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings. We may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk.  Our Annual Report on Form 10-K for 2014 (filed with the SEC on March 13, 2015) includes a detailed discussion of our business and the risks to our business.  You should carefully read that Form 10-K.  You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q.  The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $7.2 million, $41.0 million and $41.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•	conduct our Phase 3 and Phase 1/2 clinical trials for NEOD001, conduct our Phase 1 clinical trial for PRX002, and initiate additional clinical trials for these and other programs;

•	develop and commercialize our product candidates, including NEOD001, PRX002 and PRX003;

•	complete preclinical development of other product candidates and initiate clinical trials, if supported by positive preclinical data; and

•	pursue our early stage research and seek to identify additional drug candidates and potentially acquire rights from third parties to drug candidates through licenses, acquisitions or other means.

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
As of March 31, 2015, we had cash and cash equivalents of $279.9 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3 and Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trial for PRX002, and our contemplated Phase 1 clinical trial for PRX003;

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
Prior to our separation from Elan on December 20, 2012, our financial results previously were included within the consolidated results of Elan; however, we were not directly subject to the reporting and other requirements of the Exchange Act until our separation from Elan, which we refer to in this Form 10-Q as the “Separation and Distribution.” The historical financial information we have included or incorporated by reference in this report may not reflect what our financial condition, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is primarily because:

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
We cannot predict whether we will encounter problems with our Phase 3 or Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trial for PRX002, or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2015, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 2,090,470.
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
Irish capital acquisitions tax ("CAT") could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. At the date hereof, children have a tax-free threshold of €225,000 in respect of taxable gifts or inheritances received from their parents. It is recommended that each shareholder consult his or her own tax advisor as to the tax consequences of holding our ordinary shares or receiving dividends from us.
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

Dated:	May 5, 2015	Prothena Corporation plc (Registrant)

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