Form 10-Q
period 2015-06-30
Prothena Corp plc
filed 2015-08-05
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of July 24, 2015 was 31,379,986.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$402,389	$293,579
Receivable from Roche	961	1,729
Receivable from related party	—	30
Deferred tax assets	165	167
Prepaid expenses and other current assets	2,685	3,770
Total current assets	406,200	299,275
Non-current assets:
Property and equipment, net	2,816	3,121
Deferred tax assets, non-current	2,148	1,720
Total non-current assets	4,964	4,841
Total assets	$411,164	$304,116
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,865	$4,722
Accrued research and development	6,399	2,285
Income taxes payable	—	57
Other current liabilities	4,192	4,975
Total current liabilities	13,456	12,039
Non-current liabilities:
Income taxes payable, non-current	98	98
Deferred rent	2,264	2,090
Other liabilities	126	—
Total non-current liabilities	2,488	2,188
Total liabilities	15,944	14,227
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2015 and December 31, 2014
Issued and outstanding shares — none at June 30, 2015 and December 31, 2014
Ordinary shares, $0.01 par value:	314	274
Authorized shares — 100,000,000 at June 30, 2015 and December 31, 2014
Issued and outstanding shares — 31,379,986 and 27,388,005 at June 30, 2015 and December 31, 2014, respectively
Additional paid-in capital	476,876	338,106
Accumulated deficit	(81,970)	(48,491)
Total shareholders’ equity	395,220	289,889
Total liabilities and shareholders’ equity	$411,164	$304,116
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue	$278	$14,984	$871	$47,080
Revenue—related party	—	137	—	275
Total revenue	278	15,121	871	47,355
Operating expenses:
Research and development	12,791	8,615	23,364	17,957
General and administrative	5,522	4,937	10,571	9,810
Total operating expenses	18,313	13,552	33,935	27,767
Income (loss) from operations	(18,035)	1,569	(33,064)	19,588
Other income (expense):
Interest income	40	16	66	35
Other income (expense), net	(87)	1	(20)	(34)
Total other income (expense)	(47)	17	46	1
Income (loss) before income taxes	(18,082)	1,586	(33,018)	19,589
Provision for income taxes	195	296	461	447
Net income (loss)	$(18,277)	$1,290	$(33,479)	$19,142
Net income (loss) per share attributable to holders of ordinary shares
Basic	$(0.59)	$0.06	$(1.15)	$0.87
Diluted	$(0.59)	$0.06	$(1.15)	$0.83
Shares used to compute net income (loss) per share attributable to holders of ordinary shares
Basic	30,792	21,959	29,106	21,922
Diluted	30,792	22,898	29,106	22,927

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$(33,479)	$19,142
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	388	357
Share-based compensation	4,119	2,781
Excess tax benefit from share-based award exercises	(989)	(252)
Deferred income taxes	(426)	(483)
Loss on sublease	261	—
Changes in operating assets and liabilities:
Receivable from Roche	768	(1,491)
Receivable from related party	30	12
Other assets	1,560	(138)
Accounts payable, accruals and other liabilities	1,908	4,177
Net cash provided by (used in) operating activities	(25,860)	24,105
Investing activities
Purchases of property and equipment	(68)	(353)
Net cash used in investing activities	(68)	(353)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	131,481	102,780
Proceeds from issuance of ordinary shares upon exercise of stock options	2,268	390
Excess tax benefit from share-based award exercises	989	252
Net cash provided by financing activities	134,738	103,422
Net increase in cash and cash equivalents	108,810	127,174
Cash and cash equivalents, beginning of the year	293,579	176,677
Cash and cash equivalents, end of the period	$402,389	$303,851

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$442	$436

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment under accounts payable and accrued liabilities	$15	$—
Offering costs in accounts payable and accrued liabilities	$41	$280

 See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
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
Liquidity and Business Risks
As of June 30, 2015, the Company had an accumulated deficit of $82.0 million and cash and cash equivalents of $402.4 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at June 30, 2015 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
The Company is dependent on Boehringer Ingelheim to manufacture clinical supplies for its protein immunotherapy programs. An inability to obtain product supply on a timely basis could have a material adverse impact on the Company's business, financial condition and results of operations.

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
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2015, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statement" in the 2014 Form 10-K.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is permitted after January 1, 2017. The standard permits the use of either retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on its consolidated financial statements. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $368.6 million and $262.5 million in money market funds included in cash and cash equivalents at June 30, 2015 and December 31, 2014, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Machinery and equipment	$5,557	$5,481
Leasehold improvements	2,220	2,214
Purchased computer software	138	137
	7,915	7,832
Less: accumulated depreciation and amortization	(5,099)	(4,711)
Property and equipment, net	$2,816	$3,121
Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2015 compared to $0.2 million and 0.4 million for the three and six months ended June 30, 2014, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Payroll and related expenses	$2,748	$3,138
Professional services	469	1,169
Deferred rent	254	172
Other	721	496
Other current liabilities	$4,192	$4,975

5.	Net income (loss) Per Ordinary Share
Basic net loss per ordinary share is calculated by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net loss per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the six months ended June 30, 2015, and therefore diluted net loss per share is equal to basic net loss per share. During the three and six months ended June 30, 2014, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(18,277)	$1,290	$(33,479)	$19,142
Denominator (basic):
Weighted-average ordinary shares outstanding	30,792	21,959	29,106	21,922
Denominator (diluted):
Weighted-average ordinary shares outstanding	30,792	21,959	29,106	21,922
Dilutive stock options outstanding	—	939	—	1,005
Net weighted average ordinary shares outstanding	30,792	22,898	29,106	22,927
Net income (loss) per share attributable to holders of ordinary shares:
Basic net income (loss) per share	$(0.59)	$0.06	$(1.15)	$0.87
Diluted net income (loss) per share	$(0.59)	$0.06	$(1.15)	$0.83
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options to purchase ordinary shares	3,290	706	3,290	550

6.	Commitments and Contingencies
Operating Lease
In December 2014, the Company entered into a noncancelable operating sublease agreement with a third party to sublease a portion of its leased facility. This sublease agreement has a three-year term which commenced in January 2015 (with options to extend for another year). The Company recognized a loss of $0.4 million in the six months ended June 30, 2015 for the cash difference between the total payments associated with the sublease, including executory costs, and the amount of sublease rental receipts over the sublease term.
Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2015, the Company had non-cancelable purchase commitments to suppliers for $2.6 million of which $1.1 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.4 million of which $0.1 million is included in accrued current liabilities. These contractual obligations under license agreements exclude future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche, as the amounts of such obligations, if any, cannot be determined at this time.

7.	Roche License Agreement
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002. The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". Under this agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.3 million and $0.6 million as collaboration revenue for research reimbursement from Roche for the three and six months ended June 30, 2015, respectively, as compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $0.8 million and $1.3 million in R&D expenses for payments made to Roche during the three and six months ended June 30, 2015, respectively, as compared to $0.4 million and $0.5 million for the three and six months ended June 30, 2014, respectively. Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement is recorded as an offset to R&D expenses. In the six months ended June 30, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue will be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and six months ended June 30, 2015 were $1.5 million and $3.0 million, respectively, of which $nil and $0.2 million, respectively, were recognized as collaboration license revenue and $1.5 million and $2.7 million, respectively, were recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and six months ended June 30, 2014 were $1.4 million and $3.5 million, respectively, of which $1.3 million and $3.1 million respectively, were recognized as collaboration license revenue and $0.2 million and $0.4 million, respectively were recognized as an offset to R&D expenses.
The Company recognized the $30.0 million upfront payment from Roche as collaboration license revenue in the first quarter of 2014. Furthermore, in April 2014, the Company together with Roche initiated a Phase 1 clinical trial of PRX002. As a result of this initiation, the Company received a $15.0 million milestone payment from Roche under the License Agreement. The Company concluded that the $15.0 million clinical milestone triggered upon the initiation of the Phase 1 study from PRX002 in the clinic is consistent with the definition of a substantive milestone included in ASU No. 2010-17, "Milestone Method of Revenue Recognition". Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone.
Accordingly, the Company recognized payments related to the achievement of this milestone when the milestone was achieved. The milestone payment was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. In the three and six months ended June 30, 2014, the Company recognized $13.3 million of the $15.0 million milestone payment as collaboration revenue and $1.7 million as an offset to R&D expenses. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the three and six months ended June 30, 2015.

8.	Shareholders' Equity
Ordinary Shares
As of June 30, 2015, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 31,379,986 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2015, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2015. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
February 2014 Offering
In February 2014, Elan Science One Limited ("ESOL"), an indirect wholly owned subsidiary of Perrigo, sold 3,182,253 ordinary shares of Prothena at a price to the public of $26.00 per ordinary share, before the underwriting discount. As a result, ESOL and Perrigo no longer own any ordinary shares of Prothena.
June 2014 Offering
In July 2014, the Company completed an underwritten public offering of an aggregate of 5,462,500 of its ordinary shares at a public offering price of $22.50 per ordinary share. The Company received aggregate net proceeds of approximately $117.4 million (of which $102.5 million and $14.9 million was received in June 2014 and July 2014, respectively), after deducting the underwriting discount and estimated offering costs.
April 2015 Offering
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
The Company granted 140,000 and 925,550 share options during the three and six months ended June 30, 2015, respectively and 154,000 and 663,000 share options during the three and six months ended June 30, 2014, respectively, under the LTIP. The Company's option awards generally vest over four years. The aggregate number of ordinary shares authorized for issuance under the LTIP is 5,550,000 ordinary shares and as of June 30, 2015, 1,993,492 ordinary shares remain available for grant and options to purchase 3,290,283 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $17.69 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2018 related to unvested share-based payment awards at June 30, 2015 is $29.4 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.7 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or decrease any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development(1)	$969	$566	$1,727	$1,049
General and administrative	1,447	872	2,392	1,732
Total share-based compensation expense	$2,416	$1,438	$4,119	$2,781

_________________

(1)
Includes zero and $26,000 for the three months ended June 30, 2015 and 2014, respectively, and $42,000 and $72,000 for the six months ended June 30, 2015 and 2014, respectively, of share-based compensation expense related to options granted to a consultant.

The fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2015 and 2014 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	75.3%	86.0%	76.1%	84.3%
Risk-free interest rate	1.8%	1.9%	1.8%	1.8%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$25.50	$17.66	$19.54	$20.40
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s share option activity during the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,612,080	$13.13	8.45	$25,298
Granted	925,550	29.32
Exercised	(196,981)	11.48
Canceled	(50,366)	18.89
Outstanding at June 30, 2015	3,290,283	$17.69	8.45	$115,083
Vested and expected to vest at June 30, 2015	3,178,479	$17.45	8.43	$111,938
Vested at June 30, 2015	1,241,247	$10.41	7.81	$52,450
During the three and six months ended June 30, 2015, the total intrinsic value of options exercised was $3.6 million and $5.8 million, respectively and $0.1 million and $1.4 million, respectively, during the three and six months ended June 30, 2014, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company's income tax provision was $195,000 and $461,000 three and six months ended June 30, 2015, respectively, and $296,000 and $447,000 for the three and six months ended June 30, 2014, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and due to U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. The effective income tax rate for the three and six months ended June 30, 2015 does not include a benefit for the U.S. federal research credit as it has not been extended beyond 2014. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
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
Agreements with Elan
As described elsewhere in these Condensed Consolidated Financial Statements, the results of operations of the Prothena business for the time period prior to the separation include transactions with Elan. The related party revenue recognized by the Company for the three and six months ended June 30, 2014 consisted of fees arising from R&D services provided to Elan.
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
The payment terms of the RDSA provided that Elan would pay the Company: (i) a fixed charge of $500,000 per year based on a charge for two of the Company’s employees providing the services at a rate of $250,000 each per annum, (ii) if the $500,000 fixed charge has been paid in any year, a variable charge of $250,000 per year for any additional employee that provides services for such year (calculated pro rata based on the number of days the employee provides services in such year), (iii) research costs including direct overheads, and (iv) a mark-up of 10% applied to the fixed charge, variable charge (if any) and research costs such that the total payment reflects a cost-plus standard. Revenue recognized by the Company three and six months ended June 30, 2014 included fees arising from R&D services provided to Elan of $137,000 and $275,000, respectively. Since the RDSA with Elan terminated in December 2014, the Company did not have any related-party revenue for the six months ended June 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things: the design and enrollment of our VITAL Amyloidosis Study and our Phase 1/2 clinical trial for NEOD001; the design and timing of reporting data from our Phase 1 multiple ascending dose study for PRX002; the design and enrollment of our Phase 1 study for PRX003; research and development ("R&D") and general and administrative ("G&A") expenses in the second half of 2015; the sufficiency of our cash and cash equivalents; factors that could impact our future capital requirements; how we might raise additional funds; and future contractual obligations. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “goal,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this Form 10-Q.

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

Concurrent with The VITAL Amyloidosis Study, a Phase 3 clinical trial, we are enrolling additional patients, with AL amyloidosis and selected persistent organ dysfunction, in an open-label expansion portion of the Phase 1/2 study. All will receive 24 mg/kg intravenously every 28 days. The expansion phase will continue to evaluate safety, tolerability, pharmacokinetics and immunogenicity of NEOD001 as well as the specific clinical activity against cardiac, renal and neuropathy endpoints.
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
PRX003
In June 2015, we announced successful first human dosing in a Phase 1 clinical trial of PRX003. PRX003 is a monoclonal antibody targeting melanoma cell adhesion molecule (MCAM) for the potential treatment of psoriasis and other inflammatory diseases. The Phase 1 clinical trial is a randomized, double-blind, placebo-controlled, single ascending dose study designed to assess the safety, tolerability, pharmacokinetics and immunogenicity of PRX003. Prothena plans to enroll up to 40 subjects in the US.
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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2015 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.
Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in our 2014 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Collaboration revenue	$278	$14,984	(98)%
Revenue—related party	—	137	(100)%
Total revenue	$278	$15,121	(98)%

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Collaboration revenue	$871	$47,080	(98)%
Revenue—related party	—	275	(100)%
Total revenue	$871	$47,355	(98)%
Total revenue for the three months ended June 30, 2015 and 2014 was $0.3 million and $15.1 million, respectively, and was $0.9 million and $47.4 million for the six months ended June 30, 2015 and 2014, respectively. Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 2014. The portion of the amounts recognized as collaboration revenue for the milestone and the development reimbursements were based on the relative selling price method in applying multiple element accounting.
Collaboration revenue for the three months ended June 30, 2015 consisted of reimbursement for research services of $0.3 million while collaboration revenue for the three months ended June 30, 2014 consisted of the following amounts from Roche under the License Agreement: a clinical milestone payment from Roche of $15.0 million (of which $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $1.4 million (of which $1.3 million was recognized as collaboration license revenue) and reimbursement for research services of $0.4 million.
Collaboration revenue for the six months ended June 30, 2015 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $3.0 million (of which $0.2 million was recognized as collaboration license revenue) and reimbursement for research services of $0.6 million. Meanwhile, collaboration revenue for the six months ended June 30, 2014 consisted of the following amounts: a one-time, non-refundable, non-creditable upfront payment of $30.0 million (which was recognized as collaboration license revenue), a clinical milestone payment from Roche of $15.0 million (of which $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $3.5 million (of which $3.1 million was recognized as collaboration license revenue) and reimbursement for research services of $0.7 million.

Related-party revenue for the three and six months ended June 30, 2014 was comprised of fees earned from the provision of research and development services to Elan. Since our research and development services agreement with Elan terminated in December 2014, we did not have any related-party revenue in the three and six months ended June 30, 2015.
Operating Expenses

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Research and development	$12,791	$8,615	48%
General and administrative	5,522	4,937	12%
Total operating expenses	$18,313	$13,552	35%

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Research and development	$23,364	$17,957	30%
General and administrative	10,571	9,810	8%
Total operating expenses	$33,935	$27,767	22%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three and six months ended June 30, 2015 were $18.3 million and $33.9 million, respectively, and three and and six months ended June 30, 2014 were $13.6 million and $27.8 million, respectively.
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
Research and Development Expenses
Our R&D expenses increased by $4.2 million, or 48%, for the three months ended June 30, 2015 and increased by $5.4 million, or 30%, for the six months ended June 30, 2015, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2015 compared to the same periods in the prior year were primarily due to an increase in external expenses related to clinical trial costs associated with the NEOD001 program, offset in part by a reduction in product manufacturing expense primarily associated with our PRX003 program.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002 and PRX003) and other R&D expenses for the three and six months ended June 30, 2015 and 2014, and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2015	2014	2015	2014
NEOD001 (1)	$7,367	$1,854	$12,315	$3,328	$47,754
PRX002 (2)	1,824	1,173	3,777	3,744	34,087
PRX003 (3)	1,890	3,765	3,768	7,322	29,493
Other R&D (4)	1,710	1,823	3,504	3,563
	$12,791	$8,615	$23,364	$17,957

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense and, in 2014, net of $1.7 million in offset to R&D expenses for a portion of the $15.0 million milestone received from Roche. For the three and six months ended June 30, 2015 $1.5 million and $2.7 million, respectively, and $0.2 million and $0.4 million for the three and and six months ended June 30, 2014, respectively, were recorded as an offset to R&D expenses.

(3)
Cumulative R&D costs to date for PRX003 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(4)
Other R&D is comprised of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial, and for 2014 also includes research costs we incurred in providing research services to Elan.

We expect our R&D expenses to continue to increase in the second half of 2015 primarily due to increased spending for the NEOD001 program in connection with the initiation of a Phase 3 clinical trial and to a lesser extent increased spending for the PRX003 program in connection with the initiation of a Phase 1 clinical trial.
General and Administrative Expenses
Our G&A expenses increased by $0.6 million, or 12%, and $0.8 million, or 8%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, primarily due to higher personnel costs, including share-based compensation expenses.
We expect our G&A expenses to continue to increase in the second half of 2015 as the result of increases in personnel, legal and other administrative expenses associated with being a growing public company.
Other Income (Expense)

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Interest income	$40	$16	150%
Other income (expense), net	(87)	1	nm
Total Other Income (Expense)	$(47)	$17	(376)%

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Interest income	$66	$35	89%
Other income (expense), net	(20)	(34)	(41)%
Total Other Income (Expense)	$46	$1	4,500%
Interest income increased by $24,000, or 150%, and $31,000, or 89%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the three and six months ended June 30, 2015 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Provision for income taxes	$195	$296	(34)%

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Provision for income taxes	$461	$447	3%
The tax provisions were $195,000 and $461,000 for the three and six months ended June 30, 2015, respectively, and $296,000 and $447,000 for the three and and six months ended June 30, 2014, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with nominal, recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	June 30, 2015	December 31, 2014
Working capital	$392,744	$287,236
Cash and cash equivalents	402,389	293,579
Total assets	411,164	304,116
Total liabilities	15,944	14,227
Total shareholders’ equity	395,220	289,889
Working capital was $392.7 million as of June 30, 2015, an increase of $105.5 million from working capital of $287.2 million as of December 31, 2014. This increase in working capital during the six months ended June 30, 2015 was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $131.4 million from our public offering in the second quarter and to a lesser extent, from proceeds from issuance of ordinary shares upon exercise of stock options and from receivables collected from Roche, partially offset by use of cash for operating expenses during the same period.
As of June 30, 2015, we had $402.4 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of June 30, 2015, $19.7 million of our outstanding cash and cash equivalents related to U.S. operations that management asserted was permanently reinvested. If these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Six Months Ended June 30, 2015 and 2014
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(25,860)	$24,105
Net cash used in investing activities	(68)	(353)
Net cash provided by financing activities	134,738	103,422
Net increase in cash and cash equivalents	$108,810	$127,174
Cash Used in Operating Activities
Net cash used in operating activities was $25.9 million for the six months ended June 30, 2015, primarily due to use of $33.9 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accrued liabilities and a decrease in prepaid expenses.
Net cash provided by operating activities was $24.1 million for six months ended June 30, 2014, primarily due to receipt of the upfront payment of $30.0 million and the clinical milestone payment of $15.0 million from Roche, which was partially offset by $27.8 million in expenses and adjusted to exclude non-cash charges and increases in accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $68,000 and $353,000 for the six months ended June 30, 2015 and 2014, respectively, consisting of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $134.7 million for the six months ended June 30, 2015, primarily from the net proceeds of $131.4 million from our April 2015 public offering and from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.

Net cash provided by financing activities for the six months ended June 30, 2014 was $103.4 million, primarily consisting of net proceeds from our June 2014 public offering and to a lesser extent from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Off-Balance Sheet Arrangements
At June 30, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of June 30, 2015 consist of operating leases of $11.3 million, contractual obligations under license agreements of $1.4 million and purchase obligations of $2.6 million (of which $1.1 million is included in the accrued current liabilities). Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our operating leases. In December 2014, we entered into a sublease agreement with a third party to sublease a portion of our leased facility. This sublease agreement has a three-year term (with options to extend for another year) which commenced in January 2015. We recognized a loss of $0.4 million in the six months ended June 30, 2015 for the cash difference between amount paid, including executory costs associated with the sublease, and the amount received for the sublease over the sublease term. We expect to receive future minimum payments from this sublease of $0.3 million, $0.5 million and $0.3 million in 2015 (remaining six months), 2016 and 2017, respectively, which is an offset to the lease payments below.
The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Total	2015 (Remaining 6 months)	2016	2017	2018	2019	Thereafter
Operating leases	$11,302	$1,014	$1,938	$2,017	$2,096	$2,180	$2,057
Purchase Obligations	2,551	2,551	—	—	—	—	—
Contractual obligations under license agreements (1)	1,422	205	113	113	113	113	765
Total	$15,275	$3,770	$2,051	$2,130	$2,209	$2,293	$2,822

(1) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreement with a contract manufacturer for clinical supplies which is denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $20,000 during the six months ended June 30, 2015. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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

Credit Risk
Our accounts receivable is due from Roche our collaboration partner. We do not believe that our credit risk is significant. As of June 30, 2015, our receivable from Roche totaled $1.0 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $7.2 million, $41.0 million and $41.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
conduct our Phase 3 and Phase 1/2 clinical trials for NEOD001, conduct our Phase 1 clinical trial for PRX002, conduct our Phase 1 clinical trial for PRX003, and initiate additional clinical trials for these and other programs;

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
As of June 30, 2015, we had cash and cash equivalents of $402.4 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3 and Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trial for PRX002, and our Phase 1 clinical trial for PRX003;

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

Although we have ongoing Phase 3 and Phase 1/2 clinical trials for NEOD001, a Phase 1 clinical trial for PRX002, and a Phase 1 clinical trial for PRX003, there is no assurance that these clinical trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with our Phase 3 or Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trial for PRX002, our Phase 1 clinical trial for PRX003, or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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
We do not currently operate manufacturing facilities for pre-clinical or clinical production of any of our drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we rely on third-party manufacturers to supply, store, and distribute pre-clinical and clinical supply of our drug candidates, and plan to continue to do so. Any performance failure or capacity limitation on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.
Our drug candidates require precise, high quality manufacturing. Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.
If a contract manufacturer cannot perform as agreed or does not have sufficient capacity to meet our requirements, we may be required to replace it or qualify an additional manufacturer. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements because the FDA must approve any replacement manufacturer prior to manufacturing our drug candidates. Such approval would require technology transfer, new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates. Transferring manufacturing to a new manufacturer could therefore interrupt supply and/or increase our costs for our drug candidates.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2015, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 1,993,492.
If we are unable to maintain effective internal controls, our business could be adversely affected.
We are subject to the reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") if we continue to take advantage of the exemptions available to us through the JOBS Act. On December 31, 2015, we will lose our status as an “emerging growth company,” and our auditors will then be required to provide this attestation.
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

We will no longer be able to take advantage of these exemptions beginning on December 31, 2015, when we lose our status as an “emerging growth company.”
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

Dated:	August 4, 2015	Prothena Corporation plc (Registrant)

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