Form 10-Q
period 2015-09-30
Prothena Corp plc
filed 2015-11-02
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of October 23, 2015 was 31,522,750.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$387,802	$293,579
Receivable from Roche	814	1,729
Receivable from related party	—	30
Deferred tax assets	174	167
Prepaid expenses and other current assets	4,786	3,770
Total current assets	393,576	299,275
Non-current assets:
Property and equipment, net	2,930	3,121
Deferred tax assets, non-current	2,417	1,720
Other non-current assets	7	—
Total non-current assets	5,354	4,841
Total assets	$398,930	$304,116
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,058	$4,722
Accrued research and development	9,522	2,285
Income taxes payable	—	57
Other current liabilities	4,978	4,975
Total current liabilities	18,558	12,039
Non-current liabilities:
Income taxes payable, non-current	98	98
Deferred rent	2,195	2,090
Other liabilities	126	—
Total non-current liabilities	2,419	2,188
Total liabilities	20,977	14,227
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2015 and December 31, 2014
Issued and outstanding shares — none at September 30, 2015 and December 31, 2014
Ordinary shares, $0.01 par value:	315	274
Authorized shares — 100,000,000 at September 30, 2015 and December 31, 2014
Issued and outstanding shares — 31,521,550 and 27,388,005 at September 30, 2015 and December 31, 2014, respectively
Additional paid-in capital	482,584	338,106
Accumulated deficit	(104,946)	(48,491)
Total shareholders’ equity	377,953	289,889
Total liabilities and shareholders’ equity	$398,930	$304,116
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue	$429	$1,349	$1,300	$48,429
Revenue—related party	—	137	—	412
Total revenue	429	1,486	1,300	48,841
Operating expenses:
Research and development	17,185	10,388	40,549	28,345
General and administrative	5,905	4,230	16,476	14,040
Total operating expenses	23,090	14,618	57,025	42,385
Income (loss) from operations	(22,661)	(13,132)	(55,725)	6,456
Other income (expense):
Interest income	50	19	116	54
Other income (expense), net	(127)	172	(147)	138
Total other income (expense)	(77)	191	(31)	192
Income (loss) before income taxes	(22,738)	(12,941)	(55,756)	6,648
Provision for income taxes	238	241	699	688
Net income (loss)	$(22,976)	$(13,182)	$(56,455)	$5,960
Net income (loss) per share attributable to holders of ordinary shares
Basic	$(0.73)	$(0.48)	$(1.89)	$0.25
Diluted	$(0.73)	$(0.48)	$(1.89)	$0.24
Shares used to compute net income (loss) per share attributable to holders of ordinary shares
Basic	31,441	27,370	29,893	23,758
Diluted	31,441	27,370	29,893	24,722

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$(56,455)	$5,960
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	588	549
Share-based compensation	7,136	4,199
Excess tax benefit from share-based award exercises	(2,351)	(262)
Deferred income taxes	(704)	(688)
Loss on sublease	261	—
Changes in operating assets and liabilities:
Receivable from Roche	915	(967)
Receivable from related party	30	(34)
Other assets	304	(112)
Accounts payable, accruals and other liabilities	7,502	3,195
Net cash provided by (used in) operating activities	(42,774)	11,840
Investing activities
Purchases of property and equipment	(397)	(459)
Net cash used in investing activities	(397)	(459)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	131,481	117,391
Proceeds from issuance of ordinary shares upon exercise of stock options	3,562	442
Excess tax benefit from share-based award exercises	2,351	262
Net cash provided by financing activities	137,394	118,095
Net increase in cash and cash equivalents	94,223	129,476
Cash and cash equivalents, beginning of the year	293,579	176,677
Cash and cash equivalents, end of the period	$387,802	$306,153

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$442	$988

Supplemental disclosures of non-cash investing and financing activities
Offering costs in accounts payable and accrued liabilities	$12	$45

 See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a late-stage clinical biotechnology company focused on the discovery, development and commercialization of novel protein immunotherapies for the potential treatment of diseases that involve amyloid or cell adhesion. The Company is developing antibody-based product candidates that target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and psoriasis and other inflammatory diseases (PRX003).
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
Liquidity and Business Risks
As of September 30, 2015, the Company had an accumulated deficit of $104.9 million and cash and cash equivalents of $387.8 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at September 30, 2015 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2015, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statement" in the 2014 Form 10-K.
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

Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $348.1 million and $262.5 million in money market funds included in cash and cash equivalents at September 30, 2015 and December 31, 2014, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Machinery and equipment	$5,653	$5,481
Leasehold improvements	2,254	2,214
Purchased computer software	159	137
	8,066	7,832
Less: accumulated depreciation and amortization	(5,136)	(4,711)
Property and equipment, net	$2,930	$3,121
Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2015 compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Payroll and related expenses	$3,500	$3,138
Professional services	442	1,169
Deferred rent	268	172
Other	768	496
Other current liabilities	$4,978	$4,975

5.	Net income (loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015, and therefore diluted net loss per share is equal to basic net loss per share. During the nine months ended September 30, 2014, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(22,976)	$(13,182)	$(56,455)	$5,960
Denominator (basic):
Weighted-average ordinary shares outstanding	31,441	27,370	29,893	23,758
Denominator (diluted):
Weighted-average ordinary shares outstanding	31,441	27,370	29,893	23,758
Dilutive stock options outstanding	—	—	—	964
Net weighted average ordinary shares outstanding	31,441	27,370	29,893	24,722
Net income (loss) per share attributable to holders of ordinary shares:
Basic net income (loss) per share	$(0.73)	$(0.48)	$(1.89)	$0.25
Diluted net income (loss) per share	$(0.73)	$(0.48)	$(1.89)	$0.24
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options to purchase ordinary shares	3,306	2,621	3,306	632

6.	Commitments and Contingencies
Operating Lease
In December 2014, the Company entered into a noncancelable operating sublease agreement with a third party to sublease a portion of its leased facility. This sublease agreement has a three-year term which commenced in January 2015 (with options to extend for another year). The Company recognized a loss of $0.4 million in the nine months ended September 30, 2015 for the cash difference between the total payments associated with the sublease, including executory costs, and the amount of sublease rental receipts over the sublease term.
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. The Company expects to occupy this office space by the beginning of 2016. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease agreement, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.3 million as converted using exchange rate as of September 30, 2015, over the term of the lease, assuming current lease payments.
Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2015, the Company had non-cancelable purchase commitments to suppliers for $3.0 million of which $2.7 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.6 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2015 (in thousands):

	Total	2015 (Remaining 3 months)	2016	2017	2018	2019	Thereafter
Purchase Obligations	$3,034	$3,007	$9	$9	$9	$—	$—
Contractual obligations under license agreements (1)	1,602	205	123	123	123	123	905
Total	$4,636	$3,212	$132	$132	$132	$123	$905

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

7.	Roche License Agreement
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target alpha-synuclein, including PRX002. The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". Under this agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.4 million and $1.1 million as collaboration revenue for research reimbursement from Roche for the three and nine months ended September 30, 2015, respectively, as compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $0.8 million and $2.2 million in R&D expenses for payments made to Roche during the three and nine months ended September 30, 2015, respectively, as compared to $0.5 million and $1.0 million for the three and nine months ended September 30, 2014, respectively. Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement is recorded as an offset to R&D expenses. In the nine months ended September 30, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue will be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and nine months ended September 30, 2015 were $1.2 million and $4.2 million, respectively, of which $nil and $0.2 million, respectively, were recognized as collaboration license revenue and $1.2 million and $4.0 million, respectively, were recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and nine months ended September 30, 2014 were $1.0 million and $4.5 million, respectively, of which $0.9 million and $4.0 million respectively, were recognized as collaboration license revenue and $0.1 million and $0.5 million, respectively were recognized as an offset to R&D expenses.
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
Accordingly, the Company recognized payments related to the achievement of this milestone when the milestone was achieved. The milestone payment was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. In the nine months ended September 30, 2014, the Company recognized $13.3 million of the $15.0 million milestone payment as collaboration revenue and $1.7 million as an offset to R&D expenses. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the three and nine months ended September 30, 2015.

8.	Shareholders' Equity
Ordinary Shares
As of September 30, 2015, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 31,521,550 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2015, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2015. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
April 2015 Offering
In April 2015, the Company completed an underwritten public offering of an aggregate of 3,795,000 of its ordinary shares at a public offering price of $37.00 per ordinary share. The Company received aggregate net proceeds of approximately $131.5 million, after deducting the underwriting discount and estimated offering costs.

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
The Company granted 157,500 and 1,083,050 share options during the three and nine months ended September 30, 2015, respectively and 47,500 and 710,500 share options during the three and nine months ended September 30, 2014, respectively, under the LTIP. The Company's option awards generally vest over four years. The aggregate number of ordinary shares authorized for issuance under the LTIP is 5,550,000 ordinary shares and as of September 30, 2015, 1,835,992 ordinary shares remain available for grant and options to purchase 3,306,219 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $20.05 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2018 related to unvested share-based payment awards at September 30, 2015 is $32.6 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.6 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or decrease any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development(1)	$1,220	$601	$2,953	$1,650
General and administrative	1,797	817	4,183	2,549
Total share-based compensation expense	$3,017	$1,418	$7,136	$4,199
_________________

(1)
Includes zero and $20,000 for the three months ended September 30, 2015 and 2014, respectively, and $42,000 and $92,000 for the nine months ended September 30, 2015 and 2014, respectively, of share-based compensation expense related to options granted to a consultant.

The fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2015 and 2014 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	77.0%	86.3%	76.2%	84.5%
Risk-free interest rate	1.8%	1.9%	1.8%	1.8%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$40.05	$15.01	$22.52	$20.03
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s share option activity during the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,612,080	$13.13	8.45	$25,298
Granted	1,083,050	33.72
Exercised	(338,545)	10.51
Canceled	(50,366)	18.89
Outstanding at September 30, 2015	3,306,219	$20.05	8.31	$85,969
Vested and expected to vest at September 30, 2015	3,201,833	$19.76	8.28	$84,085
Vested at September 30, 2015	1,248,704	$11.00	7.59	$42,875
During the three and nine months ended September 30, 2015, the total intrinsic value of options exercised was $7.0 million and $12.8 million, respectively and $0.1 million and $1.5 million, respectively, during the three and nine months ended September 30, 2014, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company's income tax provision was $238,000 and $699,000 for the three and nine months ended September 30, 2015, respectively, and $241,000 and $688,000 for the three and nine months ended September 30, 2014, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and due to U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. The effective income tax rate for the three and nine months ended September 30, 2015 does not include a benefit for the U.S. federal research credit as it has not been extended beyond 2014. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
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

Agreements with Elan
As described elsewhere in these Condensed Consolidated Financial Statements, the results of operations of the Prothena business for the time period prior to the separation include transactions with Elan. The related party revenue recognized by the Company for the three and nine months ended September 30, 2014 consisted of fees arising from R&D services provided to Elan.
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
The payment terms of the RDSA provided that Elan would pay the Company: (i) a fixed charge of $500,000 per year based on a charge for two of the Company’s employees providing the services at a rate of $250,000 each per annum, (ii) if the $500,000 fixed charge has been paid in any year, a variable charge of $250,000 per year for any additional employee that provides services for such year (calculated pro rata based on the number of days the employee provides services in such year), (iii) research costs including direct overheads, and (iv) a mark-up of 10% applied to the fixed charge, variable charge (if any) and research costs such that the total payment reflects a cost-plus standard. Revenue recognized by the Company three and nine months ended September 30, 2014 included fees arising from R&D services provided to Elan of $137,000 and $412,000, respectively. Since the RDSA with Elan terminated in December 2014, the Company did not have any related-party revenue for the nine months ended September 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things: the designs of our VITAL Amyloidosis Study, PRONTO trial and Phase 1/2 clinical trial for NEOD001; the design of our Phase 1 multiple ascending dose study for PRX002; the design of our Phase 1 single ascending dose study for PRX003; research and development ("R&D") and general and administrative ("G&A") expenses in the fourth quarter of 2015; the sufficiency of our cash and cash equivalents; factors that could impact our future capital requirements; how we might raise additional funds; and future contractual obligations. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “goal,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “target,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this Form 10-Q.

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
Overview
We are a late-stage clinical biotechnology company focused on the discovery, development and commercialization of novel protein immunotherapies for the potential treatment of diseases that involve amyloid or cell adhesion. We are developing antibody-based product candidates that target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and psoriasis and other inflammatory diseases (PRX003).
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
Recent Developments
NEOD001
We enrolled additional patients, with AL amyloidosis and persistent organ dysfunction, in an expansion cohort of our Phase 1/2 study for NEOD001. We have increased enrollment in this trial to 42 from the originally planned 25. Enrollment is now complete and includes 15 patients with cardiac dysfunction, 16 patients with renal dysfunction and 11 patients with peripheral neuropathy. All patients receive 24 mg/kg NEOD001 by intravenous infusion every 28 days. The expansion cohort will continue to evaluate safety, tolerability, pharmacokinetics and immunogenicity of NEOD001 as well as the specific clinical activity against cardiac and renal functional biomarkers, and a modified neuropathy impairment score.

In October 2015, we announced plans to initiate PRONTO, a global, multi-center, randomized, double-blind, placebo-controlled Phase 2b clinical trial. The trial is designed to enroll approximately 100 patients with a primary diagnosis of AL amyloidosis and persistent cardiac dysfunction despite previous treatment with off-label, plasma cell directed therapy. Patients will be randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days. The primary endpoint of PRONTO is NT-proBNP best response as measured over 12 months. Secondary endpoints include evaluations of Short-form 36 (SF-36, quality of life measure), six-minute walk test, and renal function as assessed by proteinuria. Prothena designed the study with 80% power to detect a difference of 26.5% in NT-proBNP best response rate between the treatment and placebo groups with a two-sided alpha of 0.05.
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
There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.
Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in our 2014 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Collaboration revenue	$429	$1,349	(68)%
Revenue—related party	—	137	(100)%
Total revenue	$429	$1,486	(71)%

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Collaboration revenue	$1,300	$48,429	(97)%
Revenue—related party	—	412	(100)%
Total revenue	$1,300	$48,841	(97)%
Total revenue for the three months ended September 30, 2015 and 2014 was $0.4 million and $1.5 million, respectively, and was $1.3 million and $48.8 million for the nine months ended September 30, 2015 and 2014, respectively. Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 2014. The portion of the amounts recognized as collaboration revenue for the milestone and the development reimbursements were based on the relative selling price method in applying multiple element accounting.
Collaboration revenue for the three months ended September 30, 2015 consisted of reimbursement for research services of $0.4 million while collaboration revenue for the three months ended September 30, 2014 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $1.0 million (of which $0.9 million was recognized as collaboration license revenue) and reimbursement for research services of $0.4 million.
Collaboration revenue for the nine months ended September 30, 2015 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $4.2 million (of which $0.2 million was recognized as collaboration license revenue) and reimbursement for research services of $1.1 million. Meanwhile, collaboration revenue for the nine months ended September 30, 2014 consisted of the following amounts: a one-time, non-refundable, non-creditable upfront payment of $30.0 million (which was recognized as collaboration license revenue), a clinical milestone payment from Roche of $15.0 million (of which $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $4.5 million (of which $4.0 million was recognized as collaboration license revenue) and reimbursement for research services of $1.1 million.
Related-party revenue for the three and nine months ended September 30, 2014 was comprised of fees earned from the provision of research and development services to Elan. Since our research and development services agreement with Elan terminated in December 2014, we did not have any related-party revenue in the three and nine months ended September 30, 2015.
Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Research and development	$17,185	$10,388	65%
General and administrative	5,905	4,230	40%
Total operating expenses	$23,090	$14,618	58%

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Research and development	$40,549	$28,345	43%
General and administrative	16,476	14,040	17%
Total operating expenses	$57,025	$42,385	35%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three and nine months ended September 30, 2015 were $23.1 million and $57.0 million, respectively, and three and and nine months ended September 30, 2014 were $14.6 million and $42.4 million, respectively.

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
Research and Development Expenses
Our R&D expenses increased by $6.8 million, or 65%, for the three months ended September 30, 2015 and increased by $12.2 million, or 43%, for the nine months ended September 30, 2015, compared to the same periods in the prior year. The increase for the three months ended September 30, 2015 compared to the same period in the prior year were primarily due to an increase in external expenses related to clinical trial costs associated with the NEOD001 program and higher personnel costs including share-based compensation expenses, offset in part by expense reductions from reimbursements from Roche. The increase for the nine months ended September 30, 2015 compared to the same period in the prior year were primarily due to an increase in external expenses related to clinical trial costs associated with the NEOD001 program and to a lesser extent PRX002 program, higher personnel costs including share-based compensation expenses and higher consulting cost and payments to Roche, offset in part by reduction in product manufacturing expenses and expense reductions from reimbursements from Roche.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002 and PRX003) and other R&D expenses for the three and nine months ended September 30, 2015 and 2014, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2015	2014	2015	2014
NEOD001 (1)	$10,762	$2,152	$23,077	$5,480	$58,517
PRX002 (2)	2,068	2,543	5,845	6,287	36,155
PRX003 (3)	2,342	3,840	6,110	11,162	31,834
Other R&D (4)	2,013	1,853	5,517	5,416
	$17,185	$10,388	$40,549	$28,345

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense and, in 2014, net of $1.7 million in offset to R&D expenses for a portion of the $15.0 million milestone received from Roche. For the three and nine months ended September 30, 2015, $1.2 million and $4.0 million, respectively, and $0.1 million and $0.5 million for the three and and nine months ended September 30, 2014, respectively, were recorded as an offset to R&D expenses.

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

We expect our R&D expenses to continue to increase in the fourth quarter of 2015 primarily due to increased spending for the NEOD001 program in connection with the ongoing Phase 3 clinical trial and the initiation of a Phase 2 clinical trial, and to a lesser extent increased spending for the PRX003 program in connection with the ongoing Phase 1 clinical trial.
General and Administrative Expenses
Our G&A expenses increased by $1.7 million, or 40%, and $2.4 million, or 17%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year, primarily due to higher personnel costs, including share-based compensation expenses and legal fees associated with being a growing public company.
We expect our G&A expenses to continue to increase in the fourth quarter of 2015 as the result of increases in personnel, legal and other administrative expenses associated with being a growing public company.
Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Interest income	$50	$19	163%
Other income (expense), net	(127)	172	(174)%
Total Other Income (Expense)	$(77)	$191	(140)%

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Interest income	$116	$54	115%
Other income (expense), net	(147)	138	(207)%
Total Other Income (Expense)	$(31)	$192	(116)%
Interest income increased by $31,000, or 163%, and $62,000, or 115%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the three and nine months ended September 30, 2015 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Provision for income taxes	$238	$241	(1)%

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015/2014
	(Dollars in thousands)
Provision for income taxes	$699	$688	2%
The tax provisions were $238,000 and $699,000 for the three and nine months ended September 30, 2015, respectively, and $241,000 and $688,000 for the three and and nine months ended September 30, 2014, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with nominal, recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	September 30, 2015	December 31, 2014
Working capital	$375,018	$287,236
Cash and cash equivalents	387,802	293,579
Total assets	398,930	304,116
Total liabilities	20,977	14,227
Total shareholders’ equity	377,953	289,889
Working capital was $375.0 million as of September 30, 2015, an increase of $87.8 million from working capital of $287.2 million as of December 31, 2014. This increase in working capital during the nine months ended September 30, 2015 was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $131.5 million from our public offering in the second quarter and to a lesser extent, from proceeds from issuance of ordinary shares upon exercise of stock options and from receivables collected from Roche, partially offset by use of cash for operating expenses during the same period.
As of September 30, 2015, we had $387.8 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of September 30, 2015, $25.2 million of our outstanding cash and cash equivalents related to U.S. operations that management asserted was permanently reinvested. If these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
April 2015 Offering
In April 2015, we completed an underwritten public offering of an aggregate of 3,795,000 of our ordinary shares at a public offering price of $37.00 per ordinary share. We received aggregate net proceeds of approximately $131.5 million, after deducting the underwriting discount and estimated offering costs.
Cash Flows for the Nine Months Ended September 30, 2015 and 2014
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(42,774)	$11,840
Net cash used in investing activities	(397)	(459)
Net cash provided by financing activities	137,394	118,095
Net increase in cash and cash equivalents	$94,223	$129,476
Cash Used in Operating Activities
Net cash used in operating activities was $42.8 million for the nine months ended September 30, 2015, primarily due to use of $57.0 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accrued liabilities.
Net cash provided by operating activities was $11.8 million for nine months ended September 30, 2014, primarily due to receipt of the upfront payment of $30.0 million and the clinical milestone payment of $15.0 million from Roche, which was partially offset by $42.4 million in expenses and adjusted to exclude non-cash charges and increases in accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $397,000 and $459,000 for the nine months ended September 30, 2015 and 2014, respectively, consisting of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $137.4 million for the nine months ended September 30, 2015, primarily from the net proceeds of $131.5 million from our April 2015 public offering and from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Net cash provided by financing activities for the nine months ended September 30, 2014 was $118.1 million, primarily consisting of net proceeds from our June 2014 public offering and to a lesser extent from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Off-Balance Sheet Arrangements
At September 30, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of September 30, 2015 consist of operating leases of $13.1 million, contractual obligations under license agreements of $1.6 million and purchase obligations of $3.0 million (of which $2.7 million is included in the accrued current liabilities). Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our operating leases.
In December 2014, we entered into a sublease agreement with a third party to sublease a portion of our leased facility. This sublease agreement has a three-year term (with options to extend for another year) which commenced in January 2015. We recognized a loss of $0.4 million in the nine months ended September 30, 2015 for the cash difference between amount paid, including executory costs associated with the sublease, and the amount received for the sublease over the sublease term. We expect to receive future minimum payments from this sublease of $0.1 million, $0.5 million and $0.3 million in 2015 (remaining three months), 2016 and 2017, respectively, which is an offset to the lease payments below.
In August 2015, we entered into an agreement to lease office space in Dublin, Ireland. We expect to occupy this office space by the beginning of 2016. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease agreement, we are obligated to make lease payments totaling approximately €2.0 million, or $2.3 million as converted using exchange rate as of September 30, 2015, over the term of the lease, assuming current lease payments.
The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Total	2015 (Remaining 3 months)	2016	2017	2018	2019	Thereafter
Operating leases	$13,051	$552	$2,132	$2,249	$2,329	$2,413	$3,376
Purchase Obligations	3,034	3,007	9	9	9	—	—
Contractual obligations under license agreements (1)	1,602	205	123	123	123	123	905
Total	$17,687	$3,764	$2,264	$2,381	$2,461	$2,536	$4,281

(1) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreement with a contract manufacturer for clinical supplies which is denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $147,000 during the nine months ended September 30, 2015. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our accounts receivable is due from Roche our collaboration partner. We do not believe that our credit risk is significant. As of September 30, 2015, our receivable from Roche totaled $0.8 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $7.2 million, $41.0 million and $41.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
conduct our Phase 3, Phase 2 and Phase 1/2 clinical trials for NEOD001, conduct our Phase 1 clinical trial for PRX002, conduct our Phase 1 clinical trial for PRX003, and initiate additional clinical trials for these and other programs;

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
As of September 30, 2015, we had cash and cash equivalents of $387.8 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3, Phase 2 and Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trial for PRX002, and our Phase 1 clinical trial for PRX003;

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
Although we have ongoing Phase 3 and Phase 1/2 (and a soon to be initiated Phase 2) clinical trials for NEOD001, a Phase 1 clinical trial for PRX002, and a Phase 1 clinical trial for PRX003, there is no assurance that these clinical trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with our Phase 3, Phase 2 or Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trial for PRX002, our Phase 1 clinical trial for PRX003, or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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

•	serious and unexpected drug-related side effects experienced by patients in clinical trials; or

•	failure of our third-party contractors and collaborators to meet their contractual obligations to us in a timely manner.
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
The success of PRX002 in the United States is dependent upon the strength and performance of our collaboration with Roche. If we fail to maintain our existing collaboration with Roche, such termination would likely have a material adverse effect on our ability to develop and commercialize PRX002 and our business. Furthermore, if we opt out of profit and loss sharing with Roche, our revenues from PRX002 will be reduced.

The success of sales of PRX002 in the U.S. will be dependent on the ability of Roche to successfully develop in collaboration with us, and launch and commercialize PRX002, if approved by the FDA, pursuant to the License Agreement we entered into in December 2013. Our collaboration with Roche is complex, particularly with respect to future U.S. commercialization of PRX002, with respect to financial provisions, allocations of responsibilities, cost estimates and the respective rights of the parties in decision making. Accordingly, significant aspects of the development and commercialization of PRX002 require Roche to execute its responsibilities under the arrangement, or require Roche’s agreement or approval, prior to implementation, which could cause significant delays that may materially impact the potential success of PRX002 in the U.S. In addition, Roche may under some circumstances independently develop products that compete with PRX002, or Roche may decide to not commit sufficient resources to the development, commercialization, marketing and distribution of PRX002. If we are not able to collaborate effectively with Roche on plans and efforts to develop and commercialize PRX002, our business could be materially adversely affected.
Furthermore, the terms of the License Agreement provide that Roche has the ability to terminate such arrangement for any reason after the first anniversary of the License Agreement at any time upon 90 days’ notice (if prior to first commercial sale) or 180 days’ notice (if after first commercial sale). For example, Roche may determine that the outcomes of clinical trials have made PRX002 a less attractive commercial product and terminate our collaboration. If the License Agreement is terminated, our business and our ability to generate revenue from sales of PRX002 could be substantially harmed as we will be required to develop, commercialize and build our own sales and marketing organization or enter into another strategic collaboration in order to develop and commercialize PRX002 in the U.S. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.
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
Our ability to receive any significant revenue from PRX002 will be dependent on Roche’s efforts and our participation in profit and loss sharing, and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. Roche may not fulfill its obligations or carry out marketing activities for PRX002 as diligently as we would like. We could also become involved in disputes with Roche, which could lead to delays in or termination of development or commercialization activities and time-consuming and expensive litigation or arbitration. If Roche terminates or breaches the License Agreement, or otherwise decides not to complete its obligations in a timely manner, the chances of successfully developing, commercializing or marketing PRX002 would be materially and adversely affected.
Outside of the United States, we are solely dependent on the efforts and commitments of Roche, either directly or through third parties, to further develop and commercialize PRX002. If Roche’s efforts are unsuccessful, our ability to generate future product sales from PRX002 outside the United States would be significantly reduced.
Under our License Agreement, outside of the U.S., Roche has responsibility for developing and commercializing PRX002 and any future Licensed Products targeting alpha-synuclein. As a consequence, any progress and commercial success outside of the U.S. is dependent solely on Roche’s efforts and commitment to the program. For example, Roche may delay, reduce or terminate development efforts relating to PRX002 outside of the U.S., or under some circumstances independently develop products that compete with PRX002, or decide not to commit sufficient resources to the commercialization, marketing and distribution of PRX002.
In the event that Roche does not diligently develop and commercialize PRX002, the License Agreement provides us the right to terminate the License Agreement in connection with a material breach uncured for 90 days after notice thereof. However, our ability to enforce the provisions of the License Agreement so as to obtain meaningful recourse within a reasonable timeframe is uncertain. Further, any decision to pursue available remedies including termination would impact the potential success of PRX002, including inside the U.S., and we may choose not to terminate as we may not be able to find another partner and any new collaboration likely will not provide comparable financial terms to those in our arrangement with Roche. In the event of our termination, this may require us to develop and commercialize PRX002 on our own, which is likely to result in significant additional expense and delay. Significant changes in Roche’s business strategy, resource commitment and the willingness or ability of Roche to complete its obligations under our arrangement could materially affect the potential success of the product. Furthermore, if Roche does not successfully develop and commercialize PRX002 outside of the U.S., our potential to generate future revenue outside of the U.S. would be significantly reduced.
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
To date, our drug candidates have been manufactured in smaller quantities for preclinical and clinical testing by third-party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If third party manufacturers are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply, which in turn could have a material adverse effect on our business.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2015, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 1,835,992.

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
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. We will remain an emerging growth company only until December 31, 2015, because our public float was in excess of $700 million on June 30, 2015.
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
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period until we are no longer an "emerging growth company" effective December 31, 2015. Until then, we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our Consolidated Financial Statements may not be comparable to the financial statements of companies that comply with public company effective dates.
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
As an Irish incorporated company, we are governed by the Irish Companies Act 2014, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our ordinary shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
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

Dated:	November 2, 2015	Prothena Corporation plc (Registrant)

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