Form 10-K
period 2015-12-31
Prothena Corp plc
filed 2016-02-25
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015

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

Adelphi Plaza Upper George's Street Dún Laoghaire Co. Dublin, A96 T927, Ireland
(Address of principal executive offices including Zip Code)
Registrant’s telephone number, including area code: 011-353-1-236-2500

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1,651.6 million, based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
34,338,727 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 19, 2016 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2015.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2015

PART I
ITEM 1. BUSINESS

Overview

Prothena Corporation plc is a global biotechnology company seeking to fundamentally change the course of progressive diseases with its late-stage clinical pipeline of novel therapeutic antibodies. Fueled by its deep scientific understanding built over decades of research in protein misfolding and cell adhesion – the root causes of many serious or currently untreatable amyloid and inflammatory diseases – Prothena has advanced several drug candidates into clinical trials while pursuing discovery of additional novel therapies.

Our clinical pipeline of antibody-based product candidates targets a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and inflammatory diseases including psoriasis (PRX003).

We are a public limited company established on December 20, 2012 under the laws of Ireland. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.

Our Strategy

Our goal is to be a leading biotechnology company focused on the discovery, development and commercialization of novel immunotherapies for the treatment of diseases that involve protein misfolding or cell adhesion. Key elements of our strategy to achieve this goal are to:

•Concentrate our discovery and development efforts on diseases that involve protein misfolding or cell adhesion, where we have decades of scientific expertise and experience.

We leverage our core scientific expertise and proprietary technology to develop innovative antibody-based therapeutics for the potential treatment of major unmet medical needs. Once we formulate a novel hypothesis or approach to a known target, we generate antibodies against that target. Specific and selective antibodies are characterized in vitro, then used to test the initial hypothesis in vivo using animal models of disease. We sometimes rely on the use of animal models that have been extensively developed by external laboratories, as we have already done with our programs for AL amyloidosis, Parkinson’s disease and psoriasis. To establish early clinical proof of concept for our programs, we leverage our insight of disease pathology and, when possible, employ biomarker endpoints as a way to detect signals of biological activity. We may elect to start clinical testing of our antibodies in indications that have well-established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, either by us or potential partners.

•Focus on diseases that lack effective therapies.

We focus on the development and commercialization of therapies for serious and/or life-threatening diseases that currently lack effective therapies. Our efforts in AL amyloidosis and Parkinson’s disease are examples of this. In AL amyloidosis, misfolded proteins aggregate and form amyloid, which can accumulate in vital organs, disrupt their normal function and cause death. Today, there are no approved treatments that directly target and clear amyloid that builds up in organs. NEOD001 is intended to neutralize and clear disease-causing amyloid in AL amyloidosis and is the first immunotherapy directly targeting light chain amyloid to receive Fast Track designation from the U.S. Food and Drug Administration (the “FDA”).

Similarly, in Parkinson’s disease, all of the currently approved therapies focus on the alleviation of symptoms without addressing the underlying cause of the disease. Prothena is focusing its efforts to develop a therapeutic with the potential to slow the progression of Parkinson’s disease by targeting the α-synuclein protein. Synucleins are a family of proteins, of which there are three known members: α-synuclein, β-synuclein, and γ-synuclein.  The α- and β-synuclein proteins are found primarily in brain tissue. There is genetic evidence that α-synuclein plays a fundamental role in Parkinson’s disease, and an increasing body of evidence demonstrates that pathogenic forms of α-synuclein can be propagated and transmitted from neuron to neuron. Prothena’s scientists have generated PRX002 - a monoclonal antibody targeting α-synuclein that is designed to slow or reduce the neurodegeneration associated with α-synuclein misfolding and/or its transmission. We are developing PRX002 in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies.

Moving forward, we intend to advance new discovery-stage monoclonal antibody therapeutics with first-in-class or best-in-class potential.

•Strategically partner, collaborate, and leverage external resources.

We will rely on strategic collaborations and a combination of internal and external resources to advance our objectives.

Our robust discovery engine generates monoclonal antibodies that may be useful in treating unmet medical needs. For investigational therapeutic antibody programs targeting broad patient populations that may require large clinical trials and development investment, we may seek to collaborate or license these programs to biotechnology or pharmaceutical companies for development and/or commercialization. Our collaboration with Roche to develop PRX002 for the potential treatment of Parkinson’s disease and other related synucleinopathies is a good example of this.

We also collaborate with scientific and clinical experts in disease areas of interest to test and characterize our potential therapeutic antibody candidates and to gain feedback and guidance on our programs.

Although we rely on, and will expand as appropriate, strong internal talent with expertise in our core areas of focus, we also rely on external resources, as needed, to execute efficiently on our clinical development and business objectives. We engage consultants who have certain functional and/or disease area expertise to help us execute specific activities related to our programs.

•Pursue commercialization strategies to maximize the value of our product candidates or future potential products.

As we move our drug candidates through development toward regulatory approval, we will evaluate several strategic options for commercialization. These options include building our own internal sales force; forging partnerships with other pharmaceutical or biotechnology companies, whereby we jointly sell and market the product; regional licensing for markets where we do not have expertise or infrastructure; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. We evaluate options for each product based on a number of factors including commercial synergies and expertise, capital necessary to execute on each option, size of the market to be addressed and the expertise and terms of potential offers from other pharmaceutical and biotechnology companies.

Research and Development Pipeline

Our research and development pipeline includes three therapeutic antibody programs in clinical development: NEOD001 for the potential treatment of AL amyloidosis; PRX002, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; and PRX003 for the potential treatment of inflammatory diseases including psoriasis. We also have a preclinical program for the potential treatment of TTR amyloidosis (ATTR).

The following table summarizes the status of our clinical pipeline:

Our Programs

NEOD001 for AL Amyloidosis

Our most advanced program is NEOD001, a monoclonal antibody that specifically targets the amyloid that accumulates in AL amyloidosis. Systemic amyloidoses, including AL, AA and ATTR amyloidosis, are a complex group of diseases caused by tissue deposition of amyloid proteins that result in progressive organ damage. The most common type, AL amyloidosis or primary systemic amyloidosis, results from hematological disorder involving abnormal plasma cells. Plasma cells normally produce light chains that pair with heavy chains to make functional antibodies. But in AL amyloidosis, something goes awry - the cause remains unknown - whereby a subset of clonal plasma cells overproduce a single light chain, or fragment thereof, in great abundance. These light chains then misfold and eventually aggregate into tissues, such as heart and kidneys, causing extensive organ damage, fatigue, and potentially organ failure and death. In some cases, patients may have multiple organ involvement.

AL amyloidosis is a grievous disease and there are no approved treatments that directly target the toxic forms of the AL protein that build up in the organs. AL amyloidosis is a rare disorder. The Amyloidosis Foundation estimates that approximately 30,000 to 45,000 patients are living with AL amyloidosis in the US and EU today. It is estimated that there are approximately 10,000 to 15,000 new cases of AL amyloidosis diagnosed annually in the United States and EU. The cause of AL amyloidosis remains poorly understood, and we believe this disease is significantly underdiagnosed.

Current treatment for patients with AL amyloidosis may include autologous stem cell transplant or the administration of off-label chemotherapeutic and/or oncologic therapies. The goal of these treatments are to control the hematologic burden by targeting clonal plasma cells in order to decrease the production of new light chain. These chemotherapeutic and/or oncologic agents are associated with known adverse event profiles and patients often become refractory to their hematologic effect and/or relapse. In addition, the target of these therapies is the plasma cells responsible for production of light chain, rather than the toxic light chain in circulation or built up in the organs. There remains a significant unmet need to directly target and remove the amyloid deposited on organs, to improve organ function and survival.

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

Clinical Development Program for NEOD001

In December 2014, we initiated The VITAL Amyloidosis Study, a Phase 3 global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in patients with AL amyloidosis. The trial is designed to support global regulatory approvals. We intend to enroll approximately 230 newly-diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction. Patients will be randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days, with both groups receiving concurrent standard of care therapy.

The composite primary endpoint is event-based, with all-cause mortality or cardiac hospitalizations as qualifying events. Secondary endpoints of the study include evaluation of cardiac response as assessed by changes in the functional biomarker NT-proBNP, renal response as assessed by changes in the functional biomarker proteinuria, six-minute walk test, and multiple quality of life evaluations including the Short Form-36 and the Kansas City Cardiomyopathy Questionnaire. Prothena designed the study with 90% power to detect a 30% change in the event rate between the treatment and placebo groups with a two-sided alpha of 0.05.

In October 2015, Prothena announced plans to initiate PRONTO, a Phase 2b global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in previously-treated patients with AL amyloidosis and persistent cardiac dysfunction. PRONTO is designed to enroll approximately 100 patients with a primary diagnosis of AL amyloidosis and persistent cardiac dysfunction despite previous treatment with off-label, plasma cell directed therapy. Patients will be randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days.

The primary endpoint is cardiac best response as assessed by NT-proBNP measured over 12 months. Secondary endpoints include evaluations of Short Form-36, six-minute walk test, and renal response as assessed by proteinuria. Prothena designed the study with 80% power to detect an absolute difference of 26.5% in NT-proBNP best response rate between the treatment and placebo groups with a two-sided alpha of 0.05.

Cardiac and Renal Biomarker Responses in Phase 1/2 Multiple Ascending Dose Trial

The VITAL Amyloidosis Study and PRONTO were initiated based on positive interim data from the ongoing Phase 1/2 multiple ascending dose clinical trial. Data from a February 28, 2015 interim assessment of the ongoing Phase 1/2 clinical trial were reported in oral presentations at both the 2015 American Society for Clinical Oncology Annual Meeting (ASCO) and the 20th Congress of the European Hematology Association (EHA).

In June 2015, we reported results from the ongoing Phase 1/2 study that showed 8 of 14 cardiac-evaluable patients (57.1%) treated with NEOD001 demonstrated a cardiac response, defined as more than 30% and 300 pg/mL decrease in levels of NT-proBNP from baseline and the remaining 6 patients (42.9%) achieved stable disease. Also, additional monthly infusions of NEOD001 were significantly correlated with NT-proBNP decline (p < 0.0001). Cardiac responders, on average, showed more NT-proBNP decline with added monthly NEOD001 infusions. The 57.1% cardiac best response rate compares favorably with the expected cardiac best response rate of a 26.5% from historical data in patients treated solely with off-label standard of care (Comenzo, et al., Leukemia. 2012;26:2317-2325). NT-proBNP is a validated cardiac biomarker associated with mortality in patients with AL amyloidosis. As noted in numerous peer-reviewed publications, increasing levels of NT-proBNP predicts higher mortality rates in patients with AL amyloidosis. Conversely, decreasing levels of NT-proBNP following interventional treatment predicts lower mortality rates.

In a best response analysis of renal-evaluable patients treated with NEOD001, 9 of 15 renal-evaluable patients (60.0%) treated with NEOD001 demonstrated a response, defined as more than 30% decrease in proteinuria in the absence of estimated glomerular filtration rate (eGFR) worsening, and the remaining 6 patients (40.0%) achieved stable disease. The 60.0% renal response rate compares favorably with the expected renal best response rate of an approximately 24% from historical data in patients treated solely with off-label standard of care (Palladini, et al., Blood. 2014 124: 2325-2332). Increased levels of proteinuria and decreased eGFR predicts faster progression to dialysis where decreased levels of proteinuria and increased eGFR predicts delayed time to dialysis.

Safety, Tolerability, Pharmacokinetics and Immunogenicity

Data from the Phase 1/2 study continued to demonstrate that monthly infusions (every 28 days) of NEOD001 were safe and well-tolerated in patients with AL amyloidosis and persistent organ dysfunction. An interim analysis on February 28, 2015 showed that a total of 27 patients in seven dosing cohorts received 327 infusions, with a median treatment duration of 12 months. No hypersensitivity reactions or drug-related serious adverse events were reported and no anti-NEOD001 antibodies were detected. NEOD001 also continued to demonstrate excellent pharmacokinetic properties, supporting a dose level of 24 mg/kg administered every 28 days. The most frequently reported treatment-emergent adverse events of those occurring in more than 10% of subjects were fatigue, upper respiratory tract infection, cough, dyspnea, headache, anemia, increased blood creatinine, edema, diarrhea, nausea and hyponatremia. No dose limiting toxicities were observed and no patient discontinued treatment due to drug-related adverse events. All patients remaining in the study remained at or escalated to 24 mg/kg as of December 2014.

Expansion Cohort of Phase 1/2 Study

Concurrent with The VITAL Amyloidosis Study, we have enrolled an additional 42 patients, with AL amyloidosis and selected persistent organ dysfunction, in an open-label expansion portion of the Phase 1/2 trial. We have enrolled 15 patients with cardiac dysfunction, 16 patients with renal dysfunction and 11 patients with peripheral neuropathy, all of whom are eligible to receive 24 mg/kg intravenously every 28 days. The expansion phase will continue to evaluate safety, tolerability, pharmacokinetics and immunogenicity of NEOD001 as well as the specific clinical activity against cardiac, renal and neuropathy endpoints.

PRX002 for Parkinson’s Disease

In December 2013, we entered into a License, Development, and Commercialization Agreement (the "License Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including PRX002. Together with Roche, we aim to develop PRX002 as a disease-modifying treatment for Parkinson’s disease and potentially other synucleinopathies. For more information on the License Agreement, see the information below.

α-synuclein is found extensively in neurons and is a major component of pathological inclusions that characterize several neurodegenerative disorders, including Parkinson’s disease, dementia with Lewy bodies, and multiple system atrophy, which collectively are termed synucleinopathies. While the normal function of α-synuclein is not well understood, the protein normally occurs in a soluble form. In synucleinopathies, the α-synuclein protein can misfold and aggregate to form soluble aggregates and insoluble fibrils that contribute to the pathology of the disease.

There is genetic evidence for a causal role of synuclein in Parkinson’s disease. In rare cases of familial forms of Parkinson’s disease, there are mutations in the synuclein protein sequence, or duplication and triplications of the relevant gene leading to high levels of α-synuclein production, which may cause α-synuclein protein to form amyloid-like fibrils that contribute to the disease. There is also increasing evidence that this disease-causing α-synuclein can be propagated and transmitted from neuron to neuron, resulting in an infection-like spread of neuronal death. Recent studies in cellular and animal models suggest that the spread of α-synuclein-associated neurodegeneration can be disrupted by targeting aberrant forms of α-synuclein.

Parkinson’s disease is a degenerative disorder of the central nervous system that affects approximately seven to ten million people worldwide, making it the second most common neurodegenerative disease after Alzheimer's. Current treatments for Parkinson’s disease are primarily directed at managing the early motor symptoms of the disease, mainly through the use of levodopa and dopamine agonists. As the disease progresses and dopaminergic neurons continue to be lost, these drugs eventually become less effective at treating the symptoms. The goal of our approach is to slow the progressive neurodegenerative consequences of disease, a current unmet need. PRX002 targets α-synuclein and may slow or reduce the neurodegeneration associated with synuclein misfolding and/or transmission.

Clinical Development Program for PRX002

During 2014, together with Roche, we advanced PRX002 into clinical development with the initiation of two Phase 1 studies. The first study, a Phase 1 double-blind, placebo-controlled, single ascending dose trial, enrolled 40 healthy volunteers, all of which were randomized 3:1 into five escalating dose cohorts (0.3 mg/kg, 1 mg/kg, 3 mg/kg, 10 mg/kg or 30 mg/kg) to receive a single dose of PRX002 or placebo.

Results of the Phase 1 single ascending dose study were presented in June 2015 as part of the late breaking session at the 19th International Congress of Parkinson's Disease and Movement Disorders. The data demonstrated that PRX002 was safe and well-tolerated in healthy volunteers, meeting the primary objective of the study. Further, results from this study showed that administration of PRX002 led to a mean reduction of free serum α-synuclein levels of up to 96%. These overall results were highly statistically significant (p < 0.00001). Reduction of free serum α-synuclein, a protein potentially involved in the onset and progression of Parkinson's disease and the target of PRX002, was shown to be robust, rapid, and dose- and time-dependent after a single dose.

No serious adverse events or hypersensitivity reactions were reported. PRX002 demonstrated favorable pharmacokinetic properties. Treatment-emergent adverse events reported in greater than 5% of subjects were vessel puncture site pain, headache, viral infection, nausea, neutropenia, upper respiratory infection and pruritus. All PRX002-related adverse events were mild and no dose limiting toxicities were observed. No anti-drug antibodies were detected.

In addition, we are currently enrolling patients with Parkinson’s disease in a Phase 1 multiple ascending dose study. The Phase 1 randomized, double-blind, placebo-controlled study of PRX002 is expected to enroll up to 80 patients with Parkinson's disease at multiple centers across the U.S. and is designed to evaluate the safety, tolerability, pharmacokinetics and immunogenicity of PRX002. The multiple ascending dose study will also evaluate multiple clinical and exploratory biomarker endpoints. Patients will be enrolled in escalating dose cohorts of PRX002 or placebo and will be observed for up to six months. In January 2016, we added an additional dose level cohort to the ongoing Phase 1 multiple ascending dose trial of PRX002 in patients with Parkinson’s disease. The decision to add an additional cohort of patients, dosed at 60 mg/kg, made jointly with Roche, is intended to inform the design and dosing levels of future PRX002 clinical studies, and was based in part on the safety and tolerability profile of

PRX002 at lower dose levels. This study will remain blinded to us until completion of the study, which we expect to occur following completion of the 60 mg/kg dose cohort follow-up period.

Prior to initiating clinical trials, we tested the efficacy of PRX002 in various cellular and animal models of α-synuclein-related disease. In transgenic mouse models of Parkinson’s disease, passive immunization with 9E4, the murine version of PRX002, reduced the appearance of α-synuclein pathology, protected synapses and improved performance by the mice in behavioral testing.

License, Development, and Commercialization Agreement with Roche

In December 2013, we entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002, which are referred to in this report collectively as “Licensed Products.” The License Agreement became effective following the expiration of the applicable Hart-Scott-Rodino waiting period on January 17, 2014, which triggered an upfront payment to us of $30.0 million from Roche, which we received in February 2014.

Pursuant to the License Agreement, we are collaborating with Roche to research and develop antibody products targeting α-synuclein. Roche is providing funding for this research collaboration, which is focused on optimizing early stage antibodies targeting α-synuclein, potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to increase delivery of therapeutic antibodies to the brain. Roche is primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products under the collaboration including PRX002. Roche will also become responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.

In addition to the $30.0 million upfront payment and a clinical milestone payment of $15.0 million paid in 2014, Roche is also obligated to pay:

•up to $380.0 million upon the achievement of development, regulatory and various first commercial sales milestones;

•up to an additional $175.0 million in ex-U.S. commercial sales milestones; and

•tiered, high single-digit to high double-digit royalties in the teens on ex-U.S. annual net sales, subject to certain adjustments.

In the U.S., Prothena and Roche will share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for PRX002 in the Parkinson’s disease indication, as well as any other licensed products and/or indications for which we opt in to co-develop and co-fund. We may opt out of the co-development and cost and profit sharing on any co-developed licensed products and instead receive U.S. commercial sales milestones totaling up to $155.0 million and tiered, single-digit to high double-digit royalties in the teens based on U.S. annual net sales, subject to certain adjustments, with respect to the applicable licensed product. In addition, we have an option under the License Agreement to co-promote PRX002 in the U.S. in the Parkinson’s disease indication. If we exercise such option, we may also elect to co-promote additional licensed products in the U.S. approved for Parkinson’s disease or other indications calling on the same prescriber. Outside the U.S., Roche will have responsibility for developing and commercializing the licensed products.

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

PRX003 for Inflammatory Diseases Including Psoriasis

We are developing PRX003, a monoclonal antibody targeting melanoma cell adhesion molecule (MCAM) for the potential treatment of inflammatory diseases including psoriasis.

Within the immune system, white blood cells play an important role. T-cells are a subset of white blood cells that express either CD4 glycoprotein (CD4+) or CD8 glycoprotein (CD8+) on their surface. CD4+ T-cells are called “helper” cells as they do not neutralize the infection, but rather initiate the body’s response to infections. Th17 cells are a subset of CD4+ T-cells characterized by the production of IL-17, and are known to be key participants in inflammatory reactions and various autoimmune diseases.

MCAM is a cell adhesion molecule that allows certain cells traveling in the bloodstream to leave the circulation and enter tissues. MCAM is expressed on pathogenic Th17 immune cells. These immune cells are believed to underlie many inflammatory diseases. MCAM functions like VELCRO™ hook-and-loop fasteners, allowing these cells to stick to the blood vessel wall, so that they can migrate into the surrounding tissues to initiate and/or maintain their pathogenic process.

Our research in the area of cell adhesion has uncovered unique insights into MCAM function, allowing us to develop specific and novel antibodies that block MCAM’s VELCROTM– like function and may serve as therapeutics to prevent disease causing cells from spreading into tissue.

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

Current treatment for many types of inflammatory diseases may entail the use of broad acting immunosuppressive agents that weaken the body’s ability to fight infection. Only 3 to 5% of CD4+ T-cells in the circulation express MCAM, yet these cells appear to be disproportionately involved in the propagation of inflammatory diseases. Hence, anti-MCAM based therapy may provide a more specific approach to target the disease-causing immune cells while not interfering with normal function of the majority of the immune system.

The monoclonal antibodies we have generated that selectively block MCAM-mediated cell adhesion have been shown in a mouse model of inflammation to delay relapse and severity of relapse.

Our strategy is to pursue psoriasis initially to allow for potential rapid feedback on the biological activity of our therapeutic agent and establish a solid clinical foundation to inform our decisions as we explore the full development potential of this antibody in psoriasis and other orphan and/or inflammatory indications. We may elect to license or partner PRX003 for disease areas that would require larger clinical trials and investment.

Preclinical program in TTR Amyloidosis

Transthyretin (TTR)-mediated amyloidosis (ATTR) is a rare, progressively debilitating, and sometimes fatal disease characterized by deposition of amyloid. There are three types of ATTR amyloidosis: familial amyloid polyneuropathy (FAP); familial amyloid cardiomyopathy (FAC); and wild-type (or senile systemic) amyloidosis. FAP and FAC are hereditary and can occur concurrently, whereas wild-type amyloidosis is not hereditary and does not cause neuropathy.

TTR protein is produced primarily in the liver and its normal tetrameric confirmation serves as a carrier for thyroxin and retinol binding protein bound to retinol. In hereditary ATTR amyloidosis (FAP and FAC) the body makes a mutant form of a TTR protein. There are more than 100 reported types of TTR mutations that promote amyloid fibril formation, which most commonly affect the heart and nervous system. Wild-type ATTR amyloidosis is similar to hereditary TTR except that the protein that is deposited is the misfolded, non-mutated transthyretin protein. The wild-type transthyretin protein is less prone to forming amyloid deposits than the mutated form and patients usually develop the disease at 65 years of age or older.

Prothena has generated monoclonal antibodies that selectively bind to amyloidogenic (diseased) forms of the transthyretin (ATTR) protein. Preclinical data presented in November 2015 at the First European Congress on Hereditary TTR Amyloidosis

suggest that Prothena's antibodies have unique biological activity that may lead to the prevention of deposition, and enhancement of clearance, of ATTR in patients with both wild type and hereditary TTR-mediated amyloidosis.

Our Discovery Programs

Our pipeline also includes late discovery-stage programs for which we are testing the efficacy of antibodies in preclinical models of diseases related to amyloid or cell adhesion. If promising, we expect that these antibodies will advance to preclinical development. New target discovery will focus on the potential treatment of orphan indications involving protein misfolding or cell-adhesion where we can bring these therapies to patients expeditiously through our internal expertise and resources. Existing late discovery-stage programs with non-orphan indications may be partnered or out-licensed.

Regulation

We anticipate that if we commercialize any products, the U.S. market will be our most important market. For this reason, the laws and regulations discussed below focus on the requirements applicable to biologic products in the U.S.

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the design, development, testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising, promotion and marketing of pharmaceutical products, including biologics. The FDA does so under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, and the Public Health Service Act and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending product approval applications until manufacturing or other alleged deficiencies are brought into compliance. The FDA and other comparable regulatory authorities also have the authority to cause the withdrawal of approval of a marketed product or to impose labeling restrictions.

The pricing of pharmaceutical products is regulated in many countries and the mechanism of price regulation varies. In the U.S., while there are limited indirect federal government price controls over private sector purchases of drugs, it is not possible to predict future regulatory action or private sector initiatives on the pricing of pharmaceutical products.

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

Preclinical tests assess the potential safety and efficacy of a product candidate in in vitro and/or in vivo models. The results of these studies must be submitted to the FDA as part of an IND before human testing may proceed. An IND is a request for authorization from the FDA to administer an investigational drug or biologic product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of animal studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

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

The clinical investigation of a pharmaceutical, including a biologic, is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•Phase 1. Phase 1 includes the initial introduction of an investigational product into humans. Phase 1 clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80;

•Phase 2. Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants; and

•Phase 3. Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval. Phase 3 clinical trials usually involve several hundred to several thousand participants.

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

European Union. In Europe, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing application is similar to the NDA or BLA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (the "CHMP"), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety, and efficacy, it will submit a favorable opinion to the European Commission (the "EC"). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states.

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

The FDA also enforces the requirements of the Prescription Drug Marketing Act, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians. Sales, marketing and scientific/educational grant programs must comply with the Federal Anti-Kickback Statute, the False Claims Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. We may also be subject to the Physician Payment Sunshine Act (the "Sunshine Act") which regulates disclosure of payments to healthcare professionals and providers.

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

We own or hold exclusive licenses to a number of issued U.S. patents and pending U.S. patent applications, as well as issued foreign patents and pending Patent Corporation Treaty applications and foreign counterparts. As of December 31, 2015, our patent portfolio included the following patents or patent applications that we own or have exclusively licensed from other parties:

•	Approximately 3 patent families related to AL or AA amyloidosis, including our NEOD001 program;

•	Approximately 12 patent families related to Parkinson’s disease and other synucleinopathies, including our PRX002 program;

•	Approximately 12 patent families related to inflammatory diseases including psoriasis, including our PRX003 program; and

•	Approximately 12 patent families related to other potential targets of intervention and diseases.

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

University of California License Agreement: Under a License Agreement with The Regents of the University of California, we have exclusively licensed from the University of California its joint ownership interest in certain patents jointly owned with us. Those patents relate to our program targeting α-synuclein. Under that sublicensable, worldwide license, we are required to pay to the University of California an amount equal to 1% of net sales of any product covered by any licensed patent, plus certain additional payments for milestones achieved and sublicense revenue. To date, we have not paid or incurred any royalties to the University of California under our agreement. The agreement is effective until the expiration date of the last to expire licensed patent. The obligation to pay royalties continues on a country-by-country basis until the expiration of the last to expire patent containing a valid claim covering the applicable product. The agreement will terminate prior to the end of its term without prior written notice if (i) we, or third parties on our behalf or at our written urging, file a claim including an assertion that any portion of the licensed patents is invalid or unenforceable, or (ii) upon the filing of a petition for relief under the U.S. Bankruptcy Code by or against us as a debtor or alleged debtor. The University of California may terminate the agreement prior to the end of its term upon our default, if we fail to cure the default within 60 days of written notice of such default. We may terminate the agreement prior to the end of its term upon a 90 day written notice to the University of California.

Elan License Agreement: Under an Amended and Restated Intellectual Property License and Contribution Agreement with Elan and certain of its affiliates, we have exclusively licensed from Elan and those affiliates certain patents and patent applications owned by them, and exclusively sublicensed from Elan and those affiliates certain patents and patent applications owned by Janssen Alzheimer Immunotherapy. Those licenses are worldwide, fully paid, royalty-free, perpetual and irrevocable, and relate to our program targeting α-synuclein. Subsequent to entering into this Agreement, Elan was acquired by Perrigo Company plc.

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

Manufacturing
We do not own or operate facilities for the manufacture, storage, testing or distribution of preclinical or clinical supplies of any of our drug candidates. We instead contract with and rely on third-parties to manufacture, store, test and distribute all pre-clinical development and clinical supplies of our drug candidates, and we plan to continue to do so for the foreseeable future.
NEOD001 - Boehringer Ingelheim Biopharmaceuticals GmbH & Co. KG (“BI”) has manufactured and is contracted to continue to manufacture clinical supplies of our drug candidate NEOD001 for our on-going Phase 1/2, Phase 2b and Phase 3 clinical trials.  We are dependent on BI to continue to manufacture these clinical supplies.
We have contracted with Rentschler Biotechnologie GmbH (“Rentschler”) to develop the capability to manufacture drug substance for future commercial supply of NEOD001, if we obtain regulatory approval to market NEOD001.  The technology transfer from BI to Rentschler, in order for Rentschler to develop that manufacturing capability, is on-going.
PRX002 - BI manufactured clinical supplies of our drug candidate PRX002 for our completed Phase 1 single ascending dose and on-going multiple ascending dose trials. It is intended that Roche, with whom we are collaborating on development of PRX002, will manufacture clinical supplies for any Phase 2 and subsequent clinical trials. The technology transfer from BI to Roche, in order for Roche to assume that manufacturing, has been completed.
PRX003 - BI is our third-party manufacturer of clinical supplies of our drug candidate PRX003.  We are dependent on BI to continue to manufacture these clinical supplies.
Research and Development
Our research and development expenses totaled $58.4 million, $38.5 million and $26.1 million in 2015, 2014 and 2013, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2015, we had 66 employees, of whom 40 were engaged in research and development activities and the remainder were working in general and administrative areas.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 2 to the Consolidated Financial Statements included in this report.

Available information

Our principal executive office is at Adelphi Plaza, Upper George's Street, Dún Laoghaire, Co. Dublin, A96 T927, Ireland, and our telephone number at that address is 011-353-1-236-2500. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investors page of our website, www.prothena.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Conduct, which applies to all directors and employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors. Our filings with the SEC are posted on our website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing or telephoning us at: Prothena Corporation plc, Adelphi Plaza, Upper George's Street, Dún Laoghaire, Co. Dublin, A96 T927, Ireland, 011-353-1-236-2500, or through the Investors page of our website.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $80.6 million, $7.2 million and $41.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
conduct our Phase 3, Phase 2b and Phase 1/2 clinical trials for NEOD001, conduct our Phase 1 clinical trial for PRX002, conduct our Phase 1 clinical trial for PRX003, and initiate additional clinical trials for these and other programs;

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
As of December 31, 2015, we had cash and cash equivalents of $370.6 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3, Phase 2b and Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trial for PRX002, and our Phase 1 clinical trial for PRX003;

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

Certain of our historical financial information is not necessarily representative of the results we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
Prior to our separation from Elan on December 20, 2012, our financial results previously were included within the consolidated results of Elan. Therefore, certain historical financial information we have included or incorporated by reference in this report, to the extent it includes information for periods prior to our separation from Elan, might not reflect what our financial condition, results of operations and cash flows would have been had we been an independent, publicly traded company during those periods presented or what our results of operations, financial position and cash flows will be in the future. This is primarily because:

•
our historical financial information reflects allocations for services historically provided to us by Elan, which allocations may not reflect the costs we will incur for similar services in the future as an independent company;

•
subsequent to our separation from Elan, the cost of capital for our business has been and may continue to be higher than Elan’s cost of capital prior to the separation because Elan’s cost of debt was lower than ours has been and will likely continue to be; and

•
our historical financial information does not reflect changes that we have incurred as a result of the separation from Elan, including changes in the cost structure, personnel needs, financing and operations of the contributed business as a result of the separation from Elan and from reduced economies of scale.

We are also responsible for the additional costs associated with being an independent, public company, including costs related to corporate governance and compliance with the rules of The Nasdaq Stock Market ("Nasdaq") and the SEC. In addition, we incur costs and expenses, including professional fees, to comply with Irish corporate and tax laws and financial reporting requirements and costs and expenses incurred in connection with holding the meetings of our board of directors in Ireland. Prior to our separation from Elan, our business was operated by Elan as part of its broader corporate organization, rather than as an independent company. Elan or one of its affiliates performed various corporate functions for us, including, but not limited to, legal, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions and external reporting. Our historical financial results for periods prior to our separation from Elan include allocations of corporate expenses from Elan for these and similar functions. These allocations of cash and non-cash expenses are less than the comparable expenses we have incurred thus far as a separate publicly traded company. Therefore, certain financial information in this report might not be indicative of our future performance as an independent company.
The agreements we entered into with Elan involve conflicts of interest and therefore may have materially disadvantageous terms to us.
We entered into certain agreements with Elan in connection with our separation from Elan, which set forth the main terms of the separation and provided a framework for our initial relationship with Elan. These agreements may have terms that are materially disadvantageous to us or are otherwise not as favorable as those that might be negotiated between unaffiliated third parties. In December 2013, Elan was acquired by Perrigo Company plc ("Perrigo"), and in February 2014 Perrigo caused Elan to sell all of its shares of Prothena in an underwritten offering. As a result of the acquisition of Elan by Perrigo and the subsequent sale of all of its shares of Prothena, Perrigo may be less willing to collaborate with us in connection with the agreements to which we and Elan are a party and other matters.
We may be adversely affected by earthquakes or other natural disasters

We have a key facility and operations in the San Francisco, California area, which in the past has experienced severe earthquakes. If an earthquake, other natural disaster or similar event were to occur and prevent us from using all or a significant portion of those operations or local critical infrastructure, or that otherwise disrupts our operations, it could be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We have disaster recovery and business continuity plans, but they may prove to be inadequate in the event of a natural disaster or similar event. We may incur substantial expenses if our disaster recovery and business continuity plans prove to be inadequate. We do not carry earthquake insurance. Furthermore, third parties upon which we are materially dependent upon may be vulnerable to natural disasters or similar events.  Accordingly, such a natural disaster or similar event could have an adverse effect on our business, financial condition or results of operations.

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
Although we have ongoing Phase 3 and Phase 1/2 (and a soon to be initiated Phase 2b) clinical trials for NEOD001, a Phase 1 clinical trial for PRX002, and a Phase 1 clinical trial for PRX003, there is no assurance that these clinical trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with our Phase 3, Phase 2b or Phase 1/2 clinical trials for NEOD001, our Phase 1 clinical trial for PRX002, our Phase 1 clinical trial for PRX003, or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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
We do not know whether our clinical trials will be conducted as planned, will need to be restructured or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug candidates may be delayed or harmed and our ability to generate product revenues will be delayed or jeopardized. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate.

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
Even if our drug candidates receive regulatory approval in one country or jurisdiction, we may never receive approval or commercialize our products in other countries or jurisdictions.
In order to market drug candidates in a particular country or jurisdiction, we must establish and comply with numerous and varying regulatory requirements of that country or jurisdiction, including with respect tosafety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain, for example, FDA approval in the U.S. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another country or jurisdiction, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in one country or jurisdiction or any delay or setback in obtaining such approval would impair our ability to develop other markets for our drug candidates.
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
Under our License Agreement, outside of the U.S., Roche has responsibility for developing and commercializing PRX002 and any future Licensed Products targeting α-synuclein. As a consequence, any progress and commercial success outside of the U.S. is dependent solely on Roche’s efforts and commitment to the program. For example, Roche may delay, reduce or terminate development efforts relating to PRX002 outside of the U.S., or under some circumstances independently develop products that compete with PRX002, or decide not to commit sufficient resources to the commercialization, marketing and distribution of PRX002.
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
In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Law was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in 2013 and will stay in effect through 2024 unless additional congressional action is taken. In 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.
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
We do not have the ability to independently conduct clinical trials for our drug candidates, and we rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators, to assist us with these activities. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Although we have and will enter into agreements with these third parties, we will be responsible for confirming that our clinical trials are conducted in accordance with their general investigational plans and protocols. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
 To date, we believe our consultants, contract research organizations and other third parties with which we are working have performed well; however, if these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with applicable regulations, we may be required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue these activities, we may not be able to enter into arrangements with alternative third-party contractors or to do so on commercially reasonable terms, which may result in a delay of our planned clinical trials. Accordingly, we may be delayed in obtaining regulatory approvals for our drug candidates and may be delayed in our efforts to successfully develop our drug candidates.
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
We have no manufacturing capacity and depend on third-party manufacturers to produce our preclinical and clinical trial drug supplies, and will depend on third-party manufacturers to produce any drug supplies for commercial sale.
We do not own or operate facilities for the manufacture, storage, testing or distribution of preclinical or clinical supplies of any of our drug candidates. We instead contract with and rely on third-parties to manufacture, store, test and distribute pre-clinical and clinical supplies of our drug candidates, and we plan to continue to do so for the foreseeable future.

Boehringer Ingelheim Biopharmaceuticals GmbH & Co. KG (“BI”) has manufactured and is contracted to continue to manufacture clinical supplies of our drug candidate NEOD001 for our Phase 1/2, Phase 2b and Phase 3 clinical trials. We are dependent on BI to continue to manufacture these clinical supplies. We have contracted with Rentschler Biotechnologie GmbH (“Rentschler”) to develop the capability to manufacture drug substance for future commercial supply of NEOD001, if we obtain regulatory approval to market NEOD001. The technology transfer from BI to Rentschler, in order for Rentschler to develop that manufacturing capability, is on-going. In order to be able to use drug substance supplied by Rentschler for commercial purposes, we will need to first establish comparability of drug substance manufactured by Rentschler with clinical supplies manufactured by BI and used by us in clinical development of NEOD001.

BI also manufactured clinical supplies of our drug candidate PRX002 for our completed Phase 1 single ascending dose and on-going multiple ascending dose trials. It is intended that Roche, with whom we are collaborating on development of PRX002, will manufacture clinical supplies for any Phase 2 and subsequent clinical trials. The technology transfer from BI to Roche, in order for Roche to assume that manufacturing, has been completed.

BI is also our third-party manufacturer of clinical supplies of our drug candidate PRX003. We are dependent on BI to continue to manufacture these clinical supplies.
Any performance failure or capacity limitation on the part of our existing or future third-party manufacturers could delay preclinical or clinical development or regulatory approval of our drug candidates or commercialization of any approved products, which could result in additional losses, deprive us of potential product revenue and have an adverse effect on our business, financial condition and results of operations.
Our drug candidates require precise, high quality manufacturing that meet regulatory requirements and standards. Failure by our third-party manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Third-party manufacturers could encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, EMA and other regulatory agencies to ensure strict compliance with cGMPs and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.
If a third-party manufacturer cannot perform as agreed or does not have sufficient capacity to meet our requirements, we may be required to replace it or qualify an additional third-party manufacturer. Although we believe there are a number of potential alternative manufacturers, we may incur additional costs and delays in identifying and qualifying any new third-party manufacturer, due to the technology transfer to such new manufacturer and because the FDA, EMA and/or other regulatory authorities must approve any new manufacturer prior to manufacturing our drug candidates. Such approval would require successful technology transfer, comparability and other testing and compliance inspections. Transferring manufacturing to a new manufacturer could therefore interrupt supply, delay our clinical trials and any commercial launch and/or increase our costs for our drug candidates, which could have an adverse effect on our business, financial condition or results of operations.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO subsequently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future clinical trials;

•	our collaboration with Roche pursuant to the License Agreement to develop and commercialize PRX002, as well as any future Licensed Products targeting α-synuclein;

•	failure or delays in advancing our preclinical drug candidates or other drug candidates we may develop in the future, into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2015, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 4,919,659.
If we are unable to maintain effective internal controls, our business could be adversely affected.
Effective December 31, 2015, we are subject to the reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-

Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm, when required, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.
        We cannot provide assurance that a material weakness will not occur in the future, or that we will be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and the related rules and regulations of the SEC when required. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company's internal controls. If we cannot in the future favorably assess, or our independent registered public accounting firm, when required, is unable to provide an unqualified attestation report on, the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our share price. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would have an adverse effect on our business, financial position and results of operations.
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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable years ended December 31, 2015, 2014 or 2013. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for any future taxable year.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Dublin, Ireland and our U.S. operations are located in South San Francisco, California. In South San Francisco, California, we occupy approximately 50,400 square feet of office and laboratory space under a lease which expires in November 2020 ("the Current Space"), 14,000 square feet of which is occupied by a third party under a sublease which we entered into in December 2014. This sublease commenced in January 2015 and expires in December 2017.

In Dublin, Ireland, we occupy approximately 6,258 square feet of office under a lease which expires in August 2025.

We believe that our facilities are sufficient to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. We may at times be party to ordinary routine litigation incidental to our business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending legal proceedings.
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

	Price Range Per Share
	High	Low
Fiscal 2015
Fourth quarter	$76.42	$40.47
Third quarter	$70.52	$42.20
Second quarter	$55.97	$30.14
First quarter	$45.00	$18.76
Fiscal 2014
Fourth quarter	$24.67	$17.00
Third quarter	$24.31	$16.71
Second quarter	$41.33	$18.52
First quarter	$49.24	$24.42
On February 12, 2016, the closing price of our ordinary shares was $31.51.
Holders
There were approximately 1,348 shareholders of record of our ordinary shares as of February 12, 2016. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividend Policy
We have not paid dividends in the past and do not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.
Under Irish law, dividends and distributions may only be made from distributable reserves. Distributable reserves generally means accumulated realized profits, to the extent not previously utilized by distribution or capitalization, less accumulated realized losses, to the extent not previously written off in a reduction or re-organization of capital. In addition, no distribution or dividend may be made unless the net assets of Prothena are equal to, or in excess of, the aggregate of our called up share capital plus undistributable reserves and the distribution does not reduce our net assets below such aggregate. Undistributable reserves include undenominated capital, the share premium account, the capital redemption reserve fund and the amount by which Prothena’s accumulated unrealized profits, so far as not previously utilized by any capitalization, exceed our accumulated unrealized losses, so far as not previously written off in a reduction or reorganization of capital.
The determination as to whether or not we have sufficient distributable reserves to fund a dividend must be made by reference to the “relevant financial statements” of Prothena. The “relevant financial statements” are either the last set of unconsolidated annual audited financial statements or other financial statements properly prepared in accordance with the Irish Companies Act 2014, which give a “true and fair view” of our unconsolidated financial position and accord with accepted accounting practice. The relevant financial statements must be filed in the Companies Registration Office (the official public registry for companies in Ireland).
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Performance Graph(1)
The following graph shows a comparison from December 21, 2012 through December 31, 2015 of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.
COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/21/2012	12/31/2012	6/30/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015
Prothena Corporation plc	$100	$102	$179	$368	$313	$288	$732	$946
Nasdaq Composite Index	$100	$100	$113	$138	$146	$157	$165	$166
Nasdaq Biotechnology Index	$100	$99	$126	$164	$186	$220	$268	$246
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
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-

resident holders of such securities. The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present the Financial Transfers Act, 1992 prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Burma (Myanmar), Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland.
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
On December 20, 2012, we separated from Elan Corporation, plc ("Elan"). Therefore, certain of our historical results of operations presented below may not be reflective of our financial position, results of operations and cash flows had we operated as a stand-alone public company for periods prior to December 21, 2012. The financial data presented below for periods prior to December 31, 2012 has been prepared on a “carve-out” basis from the consolidated financial statements of Elan to represent our financial position and performance as if we had existed on a stand-alone basis prior to December 21, 2012. Central support costs have been allocated to us for the purposes of preparing the selected financial data below based on our estimated usage of the resources. Our estimated usage of the central support resources was determined by estimating our portion of the most appropriate driver for each category of central support costs such as headcount or labor hours, depending on the nature of the costs. We believe that such allocations have been made on a reasonable basis, but may not necessarily be indicative of all of the costs that would have been incurred if we had operated on a standalone basis.
The following tables set forth our selected consolidated financial data for the periods indicated below (amounts in thousands except for per share amounts).

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Collaboration revenue	$1,607	$50,320	$—	$—	$—
Revenue—related party	—	534	676	2,658	507
Total revenue	1,607	50,854	676	2,658	507
Operating expenses:
Research and development	58,439	38,452	26,052	34,139	24,172
General and administrative	23,105	19,051	15,051	9,929	5,579
Total operating expenses	81,544	57,503	41,103	44,068	29,751
Loss from operations	(79,937)	(6,649)	(40,427)	(41,410)	(29,244)
Other income (expense):
Interest income	196	79	71	5	—
Other income (expense), net	(170)	231	(225)	—	—
Total other income (expense)	26	310	(154)	5	—
Loss before income taxes	(79,911)	(6,339)	(40,581)	(41,405)	(29,244)
Provision for income taxes	701	811	415	6	426
Net loss	$(80,612)	$(7,150)	$(40,996)	$(41,411)	$(29,670)
Basic and diluted net loss per share (1)	$(2.66)	$(0.29)	$(2.20)	$(2.84)	$(2.05)
Shares used to compute basic and diluted net loss per share	30,326	24,672	18,615	14,593	14,497

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$370,586	$293,579	$176,677	$124,860	$—
Total assets	385,236	304,116	182,410	129,283	3,618
Other non-current liabilities	2,351	2,188	1,734	1,055	1,650
Total liabilities	24,567	14,227	9,140	2,799	10,054
Shareholders’ and parent company equity (deficit)	360,669	289,889	173,270	126,484	(6,436)

(1)
Prior to December 21, 2012, we operated as part of Elan and not as a separate stand-alone entity. As a result, we did not have any ordinary shares outstanding and cash and cash equivalents prior to December 21, 2012. The calculation of basic and diluted net loss per share assumes that the 14,496,929 ordinary shares issued to Elan shareholders in connection with the separation from Elan have been outstanding for the years ended December 31, 2012 and 2011 and that the 3,182,253 ordinary shares issued to Elan upon separation have been outstanding since December 20, 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K, including under Item 1- Business and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; the design of and enrollment in our Phase 2b PRONTO clinical trial for NEOD001; the possible clinical benefit of NEOD001; the possible clinical benefit of PRX002; research and development ("R&D") and general and administrative ("G&A") expenses in 2016; and the sufficiency of our cash and cash equivalents. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this Form 10-K.
•our ability to obtain additional financing in future offerings;
•our operating losses;
•our ability to successfully complete research and development of our drug candidates;
•our ability to develop, manufacture and commercialize products;
•our collaboration with Roche pursuant to the License Agreement;
•our ability to protect our patents and other intellectual property;
•our ability to hire and retain key employees;
•tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents, and investments and other assets capable of being monetized to meet our liquidity requirements;
•potential disruptions in the U.S. and global capital and credit markets;
•government regulation of our industry;
•the volatility of our ordinary share price;
•business disruptions; and
•the other risks and uncertainties described in the “Risk Factors” section of this Form 10-K.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Form 10-K.

Overview
Prothena Corporation plc is a global biotechnology company seeking to fundamentally change the course of progressive diseases, with its late-stage clinical pipeline of novel therapeutic antibodies. Fueled by its deep scientific understanding built over decades of research in protein misfolding and cell adhesion – the root causes of many serious or currently untreatable amyloid inflammatory diseases – Prothena has advanced several drug candidates into clinical trials while pursuing discovery of additional novel therapies.
Our clinical pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and inflammatory diseases including psoriasis (PRX003).
We are a public limited company formed under the laws of Ireland. We separated from Elan Corporation, plc ("Elan"), on December 20, 2012. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan's shareholders, our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on the The Nasdaq Global Select Market.

Recent Developments

NEOD001 for AL Amyloidosis

In October 2015, we announced plans to initiate PRONTO, a Phase 2b registration-directed global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in previously treated patients with AL amyloidosis and with persistent cardiac dysfunction. The PRONTO trial is designed to enroll approximately 100 patients with a primary diagnosis of AL amyloidosis and persistent cardiac dysfunction despite previous treatment with off-label, plasma cell directed therapy. Patients will be randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days. The primary endpoint is cardiac best response as assessed by NT-proBNP measured over 12 months. Secondary endpoints include evaluations of Short Form 36, six-minute walk test, and renal response as assessed by proteinuria. Prothena designed the study with 80% power to detect an absolute difference of 26.5% in NT-proBNP best response rate between the treatment and placebo groups with a two-sided alpha of 0.05.

In October, we also announced the completion of enrollment for the expansion cohort of the Phase 1/2 study of NEOD001 to treat patients with AL amyloidosis and persistent organ dysfunction. Based on strong interest from patients and physicians, enrollment in this trial was increased to 42 from the originally planned 25.

In December 2015, we presented preclinical data demonstrating the binding and clearance properties of NEOD001 and the related murine form of the antibody in various organs of patients with AL amyloidosis. The data was featured in a poster session at the 57th Annual American Society for Hematology meeting. At the same meeting, we also presented a poster highlighting quality of life measures in patients with AL amyloidosis.

PRX002 for Parkinson’s Disease and Other Related Synucleinopathies

In January 2016, Prothena added an additional dose level cohort to the ongoing Phase 1 multiple ascending dose trial of PRX002 in patients with Parkinson’s disease. The decision to add an additional cohort of patients, dosed at 60 mg/kg, made jointly with Roche, is intended to inform the design and dosing levels of future PRX002 clinical studies, and was based in part on the observed safety and tolerability profile of PRX002 at lower dose levels. This study will remain blinded to us until completion of the study, which we expect to occur following completion of the 60 mg/kg dose cohort follow-up period. This multiple ascending dose study is designed to assess PRX002 for safety, tolerability, pharmacokinetics and immunogenicity.

Preclinical Program in TTR Amyloidosis

In November 2015, we presented preclinical results from a series of novel, conformation-specific protein immunotherapy antibodies that selectively bind to amyloidogenic (diseased) forms of the transthyretin (ATTR) protein at the First European Congress on Hereditary TTR Amyloidosis. These data suggested that Prothena's antibodies have unique biological properties that may lead to the prevention of deposition, and enhancement of clearance of ATTR in patients with wild type and hereditary TTR-mediated amyloidosis.

January 2016 Offering

In January 2016, we completed an underwritten public offering of an aggregate of 2,587,500 of our ordinary shares at a public offering price of $53.00 per ordinary share. The Company received aggregate net proceeds of approximately $128.6 million, after deducting the underwriting discount and estimated offering costs.
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

Multiple Element Arrangements
Our revenues are generated primarily through our license, development and commercialization agreement. These types of agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our technology, (ii) R&D activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services or obligations in connection with the manufacturing or supply of preclinical and clinical material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.
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
Research and Development
We expense R&D costs as incurred. R&D expenses include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing prior to FDA approval and third-party service fees, including clinical research organizations and investigative sites. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. The objective of our accrual policy is to match the recording of the expenses in our Consolidated Financial Statements to the actual services we have received and efforts we have expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the events specified in the specific clinical study or trial contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in our Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.
Share-based Compensation
We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized to expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. Forfeitures are estimated based on expected turnover and historical experience. We estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data when available or when not available, on a peer group of companies. Prior to 2015, the expected volatility was based on historical stock volatilities of several of our publicly traded comparable companies over a period equal to the expected life of the options, as we did not have a long enough trading history to use the volatility of our own ordinary shares. Starting in 2015, the expected volatility was based on a combination of historical volatility for our shares and the historical volatilities of several of our publicly traded comparable companies. These peer companies are publicly traded, have similar industry, life cycle, revenue and market capitalization. In addition, since we do not have sufficient historical employee share option exercise data, the simplified method has been used to estimate the expected life of all options.

These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore subject to our judgment and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards.
Total share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $10.4 million, $5.6 million and $3.1 million, respectively.
The information contained in Note 2 to the Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.
Results of Operations
Comparison of Years Ended December 31, 2015, 2014and 2013
Revenue

	Year Ended December 31,			Percentage Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Collaboration revenue	$1,607	$50,320	$—	(97)%	nm
Revenue—related party	—	534	676	(100)%	(21)%
Total revenue	$1,607	$50,854	$676	(97)%	7,423%
______________________
nm = not meaningful
Total revenue was $1.6 million, $50.9 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Collaboration revenue for the year ended December 31, 2015 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $5.1 million (of which $0.2 million was recognized as collaboration license revenue) and reimbursement for research services of $1.4 million. Conversely, collaboration revenue for the year ended December 31, 2014 consisted of the following amounts: a one-time, non-refundable, non-creditable upfront payment of $30.0 million (which was recognized as collaboration license revenue), a clinical milestone payment from Roche of $15.0 million (of which $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $6.0 million (of which $5.3 million was recognized as collaboration license revenue) and reimbursement for research services of $1.7 million.
Related-party revenue for the years ended December 31, 2014 and 2013 was comprised of fees earned from the provision of research and development services to Elan. Total related-party revenue decreased by $142,000, or 21%, during the year ended December 31, 2014, compared to the corresponding periods of the prior year. Since our research and development services agreement with Elan terminated in December 2014, we did not have any related-party revenue in the year ended December 31, 2015.
Operating Expenses

	Year Ended December 31,			Percentage Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Research and development	$58,439	$38,452	$26,052	52%	48%
General and administrative	23,105	19,051	15,051	21%	27%
Total operating expenses	$81,544	$57,503	$41,103	42%	40%

Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the years ended December 31, 2015, 2014 and 2013 were $81.5 million, $57.5 million and $41.1 million, respectively.
Our R&D expenses primarily consisted of personnel costs and related expenses, including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003 and our discovery programs, and in 2013 and 2014 included costs of providing research services to Elan. Pursuant to our License Agreement with Roche, in 2014 we began making payments to Roche for our share of the development expenses incurred by Roche related to PRX002 program, which is included in our R&D expense. We recorded reimbursements from Roche for development and supply services based on the relative percentages as an offset to R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $20.0 million, or 52%, for the year ended December 31, 2015, compared to the prior year. The increase for the year ended December 31, 2015 compared to the prior year was primarily due to an increase in external expenses related to clinical trial costs associated with the NEOD001 program and to a lesser extent PRX003 and PRX002 programs, higher personnel costs including share-based compensation expenses and higher consulting expenses offset in part by lower external expenses related to product manufacturing.
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
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002 and PRX003) and other R&D expenses for the years ended December 31, 2015, 2014 and 2013, and the cumulative amounts to date (in thousands):

	Year Ended December 31,			Cumulative to Date
	2015	2014	2013
NEOD001 (1)	$33,872	$8,203	$3,763	$69,311
PRX002 (2)	7,472	9,373	11,677	37,782
PRX003 (3)	8,580	13,670	4,721	34,305
Other R&D (4)	8,515	7,206	5,891
	$58,439	$38,452	$26,052

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense and, in 2014, net of $1.7 million in offset to R&D expenses for a portion of the $15.0 million milestone received from

Roche. For the years ended December 31, 2015 and 2014, $4.9 million and $2.4 million, respectively, were recorded as an offset to R&D expenses.

(3)
Cumulative R&D costs to date for PRX003 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(4)
Other R&D is comprised of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial, and for 2014 and 2013 also includes research costs we incurred in providing research services to Elan.

We expect our R&D expenses to continue to increase in 2016 primarily due to increased spending for the NEOD001 program in connection with the ongoing VITAL Phase 3 clinical trial and the initiation of the PRONTO Phase 2b clinical trial, and to a lesser extent increased spending for our ATTR preclinical program.
General and Administrative Expenses
Our G&A expenses increased by $4.1 million, or 21%, for the year ended December 31, 2015, compared to the prior year, primarily due to higher personnel costs, including share-based compensation expenses and legal fees associated with being a growing company.
Our G&A expenses increased by $4.0 million, or 27%, for the year ended December 31, 2014 compared to the prior year, primarily due to higher personnel costs, including share-based compensation expenses, and higher external consulting expenses.
We expect our G&A expenses to continue to increase in 2016 in support of our anticipated R&D growth with increases in personnel, legal and other administrative expenses.
Other Income (Expense)

	Year Ended December 31,			Percentage Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Interest income	$196	$79	$71	148%	11%
Other income (expense), net	(170)	231	(225)	(174)%	(203)%
Total Other Income (Expense)	$26	$310	$(154)	(92)%	(301)%

Interest income increased by $117,000, or 148%, for the year ended December 31, 2015, compared to the prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the year ended December 31, 2015 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Interest income increased by $8,000, or 11%, for the year ended December 31, 2014 compared to the prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the year ended December 31, 2014 was higher primarily due to foreign exchange income from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Year Ended December 31,			Percentage Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Provision for income taxes	$701	$811	$415	(14)%	95%
The tax provisions were $0.7 million, $0.8 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013. The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources
Overview

	December 31,
	2015	2014
Working capital	$355,187	$287,069
Cash and cash equivalents	370,586	293,579
Total assets	385,236	304,116
Total liabilities	24,567	14,227
Total shareholders’ equity	360,669	289,889
Working capital was $355.2 million as of December 31, 2015, an increase of $68.1 million from working capital of $287.1 million as of December 31, 2014. This increase in working capital during the year ended December 31, 2015 was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $131.5 million from our public offering in the second quarter and to a lesser extent, from proceeds from issuance of ordinary shares upon exercise of stock options and from receivables collected from Roche, partially offset by use of cash for operating expenses during the same period.
As of December 31, 2015, we had $370.6 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of December 31, 2015, $34.0 million of our outstanding cash and cash equivalents related to U.S. operations that management asserts was permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
January 2016 Offering
In January 2016, we completed an underwritten public offering of an aggregate of 2,587,500 of our ordinary shares at a public offering price of $53.00 per ordinary share. We received aggregate net proceeds of approximately $128.6 million, after deducting the underwriting discount and estimated offering costs.
Cash Flows for the Year Ended December 31, 2015, 2014 and 2013
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(62,455)	$(683)	$(32,098)
Net cash used in investing activities	(1,382)	(499)	(535)
Net cash provided by financing activities	140,844	118,084	84,450
Net increase in cash and cash equivalents	$77,007	$116,902	$51,817
Cash Used in Operating Activities
Net cash used in operating activities was $62.5 million for the year ended December 31, 2015, primarily due to use of $81.5 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accrued liabilities.
Net cash used in operating activities was $0.7 million for the year ended December 31, 2014, primarily due to receipt of the upfront payment of $30.0 million, the clinical milestone payment of $15.0 million and reimbursement for research and development costs of $7.0 million from Roche, recognized as revenue, offset by $57.5 million in expenses (adjusted to exclude non-cash charges) and increases in accrued liabilities.
Net cash used in operating activities was $32.1 million for the year ended December 31, 2013 consisted primarily of net losses (adjusted to exclude non-cash charges) and changes in working capital accounts.
Cash Used in Investing Activities
Net cash used in investing activities was $1.4 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, consisting of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $140.8 million for the year ended December 31, 2015, primarily from the net proceeds of $131.5 million from our April 2015 public offering, proceeds from issuance of common stock upon exercise of stock options of $5.6 million and excess tax benefit from stock option exercises of $3.9 million.
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
Off-Balance Sheet Arrangements
At December 31, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of December 31, 2015 consist of operating leases of $12.4 million, contractual obligations under license agreements of $1.5 million and purchase obligations of $7.1 million (of which $3.1 million is included in the accrued current liabilities). Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In December 2014, we entered into a sublease agreement with a third party to sublease a portion of our leased facility in South San Francisco, California. This sublease agreement has a three-year term (with options to extend for another year) which commenced in January 2015. We recognized a loss of $0.4 million in the year ended December 31, 2015 for the cash difference between amount paid, including executory costs associated with the sublease, and the amount received for the sublease over the sublease term. We expect to receive future minimum payments from this sublease of $0.5 million and $0.3 million in 2016 and 2017, respectively, which is an offset to the lease payments below.
In August 2015, we entered into an agreement to lease office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease agreement, we are obligated to make lease payments totaling approximately €2.0 million, or $2.2 million as converted using exchange rate as of December 31, 2015, over the term of the lease, assuming current lease payments.
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$12,433	$2,126	$2,242	$2,322	$2,406	$2,283	$1,054
Purchase Obligations	7,081	7,028	44	9	—	—	—
Contractual obligations under license agreements (1)	1,507	233	123	123	123	93	812
Total	$21,021	$9,387	$2,409	$2,454	$2,529	$2,376	$1,866

(1) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreement with a contract manufacturer for clinical supplies which is denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $170,000 during the year ended December 31, 2015, a gain of $234,000 and a loss of $226,000 during the years ended December 31, 2014 and 2013, respectively. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of December 31, 2015 and 2014 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Our receivable from related party as of December 31, 2014 are derived from Elan located in Ireland. We do not believe that our credit risk is significant.
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
We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prothena Corporation plc and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prothena Corporation plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
San Francisco, California
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prothena Corporation plc:We have audited Prothena Corporation plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prothena Corporation plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Prothena Corporation plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prothena Corporation plc and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Francisco, California
February 25, 2016

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$370,586	$293,579
Receivable from Roche	509	1,729
Receivable from related party	—	30
Prepaid expenses and other current assets	6,308	3,770
Total current assets	377,403	299,108
Non-current assets:
Property and equipment, net	3,862	3,121
Deferred tax assets	2,850	1,887
Other non-current assets	1,121	—
Total non-current assets	7,833	5,008
Total assets	$385,236	$304,116
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,519	$4,722
Accrued research and development	12,794	2,285
Income taxes payable	—	57
Other current liabilities	4,903	4,975
Total current liabilities	22,216	12,039
Non-current liabilities:
Income taxes payable, non-current	98	98
Deferred rent	2,127	2,090
Other liabilities	126	—
Total non-current liabilities	2,351	2,188
Total liabilities	24,567	14,227
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2015 and December 31, 2014
Issued and outstanding shares — none at December 31, 2015 and 2014
Ordinary shares, $0.01 par value:	317	274
Authorized shares — 100,000,000 at December 31, 2015 and 2014
Issued and outstanding shares — 31,744,102 and 27,388,005 at December 31, 2015 and 2014, respectively
Additional paid-in capital	489,455	338,106
Accumulated deficit	(129,103)	(48,491)
Total shareholders’ equity	360,669	289,889
Total liabilities and shareholders’ equity	$385,236	$304,116

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Collaboration revenue	$1,607	$50,320	$—
Revenue—related party	—	534	676
Total revenue	1,607	50,854	676
Operating expenses:
Research and development	58,439	38,452	26,052
General and administrative	23,105	19,051	15,051
Total operating expenses	81,544	57,503	41,103
Loss from operations	(79,937)	(6,649)	(40,427)
Other income (expense):
Interest income	196	79	71
Other income (expense), net	(170)	231	(225)
Total other income (expense)	26	310	(154)
Loss before income taxes	(79,911)	(6,339)	(40,581)
Provision for income taxes	701	811	415
Net loss	$(80,612)	$(7,150)	$(40,996)
Basic and diluted net loss per share	$(2.66)	$(0.29)	$(2.20)
Shares used to compute basic and diluted net loss per share	30,326	24,672	18,615

See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(80,612)	$(7,150)	(40,996)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	806	743	660
Share-based compensation	10,414	5,597	3,128
Excess tax benefit from share-based award exercises	(3,855)	(242)	—
Deferred income taxes	(963)	(990)	(538)
(Gain) loss on disposal of fixed asset	20	(19)	(29)
Loss on sublease	261	—	—
Changes in operating assets and liabilities:
Receivable from Roche	1,220	(1,729)	—
Receivable from related party	30	28	165
Other assets	(937)	(2,352)	(721)
Accounts payable, accruals and other liabilities	11,161	5,431	6,233
Net cash used in operating activities	(62,455)	(683)	(32,098)
Investing activities
Purchases of property and equipment	(1,382)	(526)	(564)
Proceeds from disposal of fixed asset	—	27	29
Net cash used in investing activities	(1,382)	(499)	(535)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	131,341	117,348	84,534
Post separation adjustments to the funding provided by Elan	—	—	(84)
Proceeds from issuance of ordinary shares upon exercise of stock options	5,648	494	—
Excess tax benefit from share-based award exercises	3,855	242	—
Net cash provided by financing activities	140,844	118,084	84,450
Net increase in cash and cash equivalents	77,007	116,902	51,817
Cash and cash equivalents, beginning of the year	293,579	176,677	124,860
Cash and cash equivalents, end of the period	$370,586	$293,579	$176,677

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$442	$1,588	$796

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$185	$—	$26
Offering costs included in accounts payable and accrued liabilities	$18	$—	$82
Receivable from stock option exercises	$—	$6	$—

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2012	17,679,182	$177	$126,652	$(345)	$126,484
Issuance of ordinary shares in public offering, net of issuance costs of $7.4 million	4,177,079	42	84,411	—	84,453
Share-based compensation	—	—	3,128	—	3,128
Post separation adjustment to the funding provided by Elan	—	—	201	—	201
Net loss	—	—	—	(40,996)	(40,996)
Balances at December 31, 2013	21,856,261	219	214,392	(41,341)	173,270
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	5,462,500	54	117,375	—	117,429
Share-based compensation	—	—	5,597	—	5,597
Excess tax benefit from share-based award exercises	—	—	242	—	242
Issuance of ordinary shares upon exercise of stock options	69,244	1	500	—	501
Net loss	—	—	—	(7,150)	(7,150)
Balances at December 31, 2014	27,388,005	274	338,106	(48,491)	289,889
Issuance of ordinary shares in public offering, net of issuance costs of $8.9 million	3,795,000	38	131,443	—	131,481
Share-based compensation	—	—	10,414	—	10,414
Excess tax benefit from share-based award exercises	—	—	3,855	—	3,855
Issuance of ordinary shares upon exercise of stock options	561,097	5	5,637	—	5,642
Net loss	—	—	—	(80,612)	(80,612)
Balances at December 31, 2015	31,744,102	$317	$489,455	$(129,103)	$360,669

See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a global biotechnology company seeking to fundamentally change the course of progressive diseases, with its late-stage clinical pipeline of novel therapeutic antibodies. The Company's clinical pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and inflammatory diseases including psoriasis (PRX003).
The Company is a public limited company formed under the laws of Ireland. The Company separated from Elan Corporation, plc (“Elan”) on December 20, 2012. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan’s shareholders, the Company's ordinary shares commenced trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2015, the Company had an accumulated deficit of $129.1 million and cash and cash equivalents of $370.6 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at December 31, 2015 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-K and Regulations S-X statements. The Consolidated Financial Statements of Prothena Corporation plc are presented in U.S. dollars, which is the functional currency of the Company. These Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.
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

Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. There were no impairment charges recorded during the years ended December 31, 2015, 2014 and 2013.
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

Multiple Element Arrangements
The Company's revenues are generated primarily through its license, development and commercialization agreement. These types of agreements generally contain multiple elements, or deliverables, which may include (i) licenses to the Company's technology, (ii) R&D activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services or obligations in connection with the manufacturing or supply of preclinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.
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

Research and Development
Research and development costs are expensed as incurred and include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing prior to FDA approval and third-party service fees, including clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. The objective of the Company's accrual policy is to match the recording of the expenses in its Consolidated Financial Statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on its estimate of the degree of completion of the events specified in the specific clinical study or trial contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.
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
Income Taxes
The Company files its own U.S. and foreign income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes. Deferred tax assets (“DTAs”) and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates projected to be in effect for the year in which the differences are expected to reverse. Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.
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
Net Income (loss) per Ordinary Share
Basic net income (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded. In this case, diluted net loss per share is equal to basic net loss per share.
Comprehensive Loss
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore net income (loss) equals comprehensive income (loss) for all periods presented and, accordingly, the Consolidated Statements of Comprehensive Income (Loss) is not presented in a separate statement.
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
Receivable from Roche as of December 31, 2015 and 2014 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. The Company’s receivable from related party as of December 31, 2014 is from Elan located in Ireland. Revenue recorded in the Statements of Operations consists of collaboration revenue related to the upfront payment from Roche under the License Agreement, payment from Roche upon achievement of a clinical milestone and reimbursement for research and development services and fees earned from the provision of nonclinical research support to Elan, primarily in the areas of safety, toxicology and regulatory. Credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
As of December 31, 2015, $3.1 million of the Company's long-lived assets were held in the U.S. and $0.8 million were in Ireland. As of December 31, 2014, all of the Company's long-lived assets were held in the U.S.
The Company does not own or operate facilities for the manufacture, storage, testing or distribution of preclinical or clinical supplies of any of its drug candidates. The Company instead contracted with and relies on third-parties to manufacture, store, test and distribute all preclinical development and clinical supplies of its drug candidates, and the Company plans to continue to do so for the foreseeable future. Currently, the Company has a single source of preclinical or clinical supplies for each of its drug candidates. A delay or inability to obtain such supply could have an adverse effect on the Company's business, financial condition and results of operations.
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
In November 2015, the FASB issued an Accounting Standards Update 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities with classified balance sheet to present all deferred tax assets and liabilities as noncurrent and is effective for annual and interim periods beginning after December 15, 2016. However, early adoption is permitted for any financial statements that have not yet been issued. ASU 2015-17 allows entities to choose either prospective or retrospective transition, the latter of which was chosen by the Company. In these Consolidated Financial Statements the Company has presented its net deferred tax assets as noncurrent as of December 31, 2015 and 2014. The early adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements since the portion of current Deferred Tax Assets in prior year of $167,000 which was reclassified as noncurrent is not significant.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $320.5 million and $262.5 million in money market funds included in cash and cash equivalents at December 31, 2015 and December 31, 2014, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Machinery and equipment	$6,210	$5,481
Leasehold improvements	2,828	2,214
Purchased computer software	167	137
	9,205	7,832
Less: accumulated depreciation and amortization	(5,343)	(4,711)
Property and equipment, net	$3,862	$3,121
Depreciation expense was $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Payroll and related expenses	$3,774	$3,138
Professional services	325	1,169
Deferred rent	284	172
Other	520	496
Other current liabilities	$4,903	$4,975

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2015, 2014 and 2013, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(80,612)	$(7,150)	$(40,996)
Denominator:
Weighted-average ordinary shares outstanding	30,326	24,672	18,615
Net loss per share:
Basic and diluted net loss per share	$(2.66)	$(0.29)	$(2.20)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options to purchase ordinary shares	3,142	2,612	1,974

6.	Commitments and Contingencies
Operating Lease
The Company has a noncancelable operating lease agreement for office and research and development space in the U.S. that expires in November 2020 with an estimated annual rent payment of approximately $2.1 million. The lease provides for approximately 50,400 of rentable square feet at a base rent that increases annually. In December 2014, the Company entered into a noncancelable operating sublease agreement with a third party to sublease a portion of its leased facility. This sublease agreement has a three-year term which commenced in January 2015 (with options to extend for another year). The Company expects to receive future minimum payments from its sublease of $0.5 million and $0.3 million in 2016 and 2017, respectively, which is an offset to the lease payments below.
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease agreement, the

Company is obligated to make lease payments totaling approximately €2.0 million, or $2.2 million as converted using exchange rate as of December 31, 2015, over the term of the lease, assuming current lease payments. Of this obligation, approximately $2.1 million remain outstanding as of December 31, 2015.
Future minimum payments under noncancelable operating leases and future minimum rentals to be received under the sublease as of December 31, 2015, are as follows (in thousands):

Year Ended December 31,	Operating Lease	Sublease Rental
2016	$2,126	$(523)
2017	2,242	(316)
2018	2,322	—
2019	2,406	—
2020	2,283	—
Thereafter	1,054	—
Total	$12,433	$(839)

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. The Company records payments received from its sublease as offset against the current period rent expense. Rent expense was $1.9 million, $1.8 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Indemnity Obligations
The Company has entered into indemnification agreements with its current, and former, directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2015 and 2014.
Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2015, the Company had non-cancelable purchase commitments to suppliers for $7.1 million of which $3.1 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.5 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Purchase Obligations	$7,081	$7,028	$44	$9	$—	$—	$—
Contractual obligations under license agreements (1)	1,507	233	123	123	123	93	812
Total	$8,588	$7,261	$167	$132	$123	$93	$812

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

7.	Roche License Agreement
Overview
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002, which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote PRX002 in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting α-synuclein potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provides that Roche would make an upfront payment to the Company of $30.0 million, which was received in February 2014, and the clinical milestone payment of $15.0 million triggered by the initiation of the Phase 1 study for PRX002 in the clinic, which was received in May 2014.
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
Multiple Element Accounting
The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". The License Agreement includes the following deliverables: (1) an exclusive royalty bearing license, with the right to sublicense to develop and commercialize certain antibodies that target α-synuclein, including PRX002 delivered at the effective date; (2) the Company's obligation to supply clinical material as requested by Roche for a period up to twelve months; (3) the Company's obligation to provide manufacturing related services to Roche for a period up to twelve months; (4) the Company's obligation to provide development activities under the development plan including the preparation and filing of the IND and initiation of the Phase I clinical trial estimated to be carried out over the next two years; and (5) the Company's obligation to provide indeterminate research services for up to three years at rates that are not significantly discounted and fully reimbursable by Roche.
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
Under this agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $1.4 million as collaboration revenue for research reimbursement from Roche for the year ended December 31, 2015, as compared to $1.7 million for the year ended December 31, 2014. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $2.9 million in R&D expenses for payments made to Roche during the year ended December 31, 2015, as compared to $1.4 million for the year ended December 31, 2014. Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement is recorded as an offset to R&D expenses. In the year ended December 31, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue will be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the year ended December 31, 2015 was $5.1 million, of which $0.2 million, was recognized as collaboration license revenue and $4.9 million, was recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the years ended December 31, 2014 was $6.0 million, of which $5.3 million was recognized as collaboration license revenue and $0.7 million, respectively were recognized as an offset to R&D expenses.
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
The clinical and regulatory milestones under the License Agreement after the point at which the Company could opt-out are not considered to be substantive due to the fact that active participation in the development activities that generate the milestones is not required by the License Agreement, and the Company can opt-out of these activities. There are no refund or claw-back provisions and the milestones are uncertain of occurrence even after the Company has opted out. Based on this determination, these milestones will be recognized similar to the commercial milestone, which will be accounted for as contingent revenue payments with revenue recognized upon achievement of the milestone assuming all revenue recognition criteria are met. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the year ended December 31, 2015.

8.	Shareholders' Equity
Ordinary Shares
As of December 31, 2015, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 31,744,102 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.

Euro Deferred Shares
As of December 31, 2015, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2015. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
For the year ended December 31, 2015 underwriting discount and offering expense of $8.9 million were classified as an offset to the proceeds and recorded in additional paid in capital on the balance sheet.

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
The Company granted 1,155,300, 720,500 and 1,978,000 share options during the years ended December 31, 2015, 2014 and 2013, respectively, under the LTIP. The Company's option awards generally vest over four years. The aggregate number of ordinary shares authorized for issuance under the LTIP is 5,550,000 ordinary shares and as of December 31, 2015, 1,777,295 ordinary shares remain available for grant and options to purchase 3,142,364 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $21.36 per share.
Share-based Compensation Expense
The Company estimates the fair value of share-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value share-based compensation, excluding RSUs, which the Company values using the fair market value of its ordinary shares on the date of grant. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the share price on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s share price, volatility over the expected life of the awards and actual and projected employee stock option exercise behaviors. Since the Company does not have sufficient historical employee share option exercise data, the simplified method has been used to estimate the expected life of all options. Prior to 2015, the expected volatility was based on historical stock volatilities of several of the Company's publicly traded comparable companies over a period equal to the expected life of the options, as the Company did not have a long enough trading history to use the volatility of its own ordinary shares. Starting in 2015, the expected volatility was based on a combination of historical volatility for the Company's stock and the historical volatilities of several of the Company's publicly traded comparable companies. Although the fair value of share options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer and seller market transaction.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2018 related to unvested share-based payment awards at December 31, 2015 is $31.2 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013 and was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development(1)	$4,301	$2,270	$980
General and administrative	6,113	3,327	2,148
Total share-based compensation expense	$10,414	$5,597	$3,128
_________________

(1)	Includes $42,000, $108,000 and $320,000 for the years ended December 31, 2015, 2014 and 2013, respectively, of share-based compensation expense related to options granted to a consultant.
For the years ended December 31, 2015, 2014 and 2013, the Company recognized tax benefits from share-based awards of $1.7 million, $1.0 million and $0.4 million, respectively.
The fair value of the options granted to employees and non-employee directors during the years ended December 31, 2015, 2014 and 2013 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	76.3%	84.4%	84.0%
Risk-free interest rate	1.7%	1.8%	1.2%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$23.12	$19.97	$5.22
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s share option activity during the year ended December 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,612,080	$13.13	8.45	$25,298
Granted	1,155,300	34.58
Exercised	(561,097)	10.06
Canceled	(63,919)	23.27
Outstanding at December 31, 2015	3,142,364	$21.36	8.14	$146,917
Vested and expected to vest at December 31, 2015	3,053,060	$21.08	8.12	$143,578
Vested at December 31, 2015	1,169,118	$11.67	7.36	$65,983

During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of options exercised was $25.5 million, $1.5 million and nil, respectively, determined as of the date of exercise.
The following table summarizes information about the Company's share options outstanding as of December 31, 2015:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.03	$6.03	383,334	7.08	$6.03	261,459	$6.03
6.41	6.41	591,665	7.08	6.41	429,024	6.41
6.65	16.42	340,250	7.29	8.01	214,946	8.51
17.36	26.47	230,838	8.32	21.53	59,458	21.59
27.81	27.81	754,550	9.19	27.81	—	—
29.52	29.52	14,063	8.09	29.52	1,042	29.52
29.81	29.81	437,914	8.09	29.81	186,731	29.81
33.65	55.05	316,000	9.42	43.89	16,458	37.02
67.64	67.64	72,500	9.59	67.64	—	—
70.17	70.17	1,250	9.92	70.17	—	—
$6.03	$70.17	3,142,364	8.14	$21.36	1,169,118	$11.67

10. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Ireland	$(83,009)	$(9,714)	$(42,523)
U.S.	3,098	3,375	1,942
Loss before provision for income taxes	$(79,911)	$(6,339)	$(40,581)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$1,663	$1,855	$958
U.S. State	1	1	(5)
Ireland	—	—	—
Total current provision	$1,664	$1,856	$953
Deferred:
U.S. Federal	$(963)	$(1,045)	$(538)
U.S. State	—	—	—
Ireland	—	—	—
Total deferred benefit	(963)	(1,045)	$(538)
Total provision for income taxes	$701	$811	$415
Excess tax benefits associated with share-based compensation deductions are credited to shareholders' equity. The reductions in income taxes payable resulting from share-based compensation deductions that were credited to stockholder's equity were approximately $3.9 million, $0.2 million and nil for the years ended December 31, 2015, 2014 and 2013, respectively.
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

	Year Ended December 31,
	2015	2014	2013
Taxes at the Irish statutory tax rate of 12.5%	$(9,989)	$(792)	$(5,073)
Income tax at rates other than applicable statutory rate	446	705	(3,169)
Change in valuation allowance	12,594	2,444	10,365
Share-based payments	214	74	164
Tax credits	(2,712)	(1,643)	(1,921)
Other	148	23	49
Provision for income taxes	$701	$811	$415

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$26,676	$16,322
Tax credits	2,473	1,139
Accruals	1,117	1,016
Share-based compensation	3,769	2,225
Gross deferred tax assets	34,035	20,702
Valuation allowance	(31,185)	(18,815)
Net deferred tax assets	2,850	1,887
Deferred tax liability	—	—
Net deferred tax assets	$2,850	$1,887
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
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $31.2 million against its deferred tax assets as of December 31, 2015 in relation to deferred tax assets arising from tax credits and net operating losses. The deferred tax assets recognized net of the valuation allowance, $2.9 million as of December 31, 2015, consist of U.S. federal temporary differences. Due to consistent U.S. operating income, the Company expects to realize such deferred tax assets. The net increase of $12.4 million in the valuation allowance during the year ended December 31, 2015 was primarily due to net operating losses of the Company's Irish subsidiaries, and to a lesser extent from share-based compensation, US federal and state tax credits.
As of December 31, 2015, certain of the Company's Irish subsidiaries had trading loss carryovers of $179.7 million and non-trading loss carryovers of $8.0 million, each of which can be carried forward indefinitely but are limited to the same trade/trades. In addition, as of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $0.7 million and $36.4 million, respectively, which are available to reduce future taxable income for the Company's U.S. subsidiary, if any. If not utilized, the federal net operating loss carryforward begins to expire in 2035 and state net operating loss carryforward begins expiring in 2032.
The Company also has federal and California research and development credit carryforwards of $3.9 million and $2.5 million, respectively, at December 31, 2015. The federal research and development credit carryforwards will expire starting in 2033 if not utilized. The California tax credits can be carried forward indefinitely.
As a result of certain realization requirements of ASC Topic 718, "Compensation - Stock Compensation" the table of deferred tax assets does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $3.5 million if and when such deferred tax assets are ultimately realized. We use ASC Topic 740, "Income Taxes" ordering when determining when excess tax benefits have been realized.
Cumulative unremitted earnings of the Company’s U.S. subsidiary total approximately $6.5 million at December 31, 2015 The Company's U.S. subsidiary's cash balance at December 31, 2015 is committed for its working capital needs. No taxes have been provided for the unremitted earnings as any tax basis differences relating to investments in this overseas subsidiary are considered to be permanent in duration. Unremitted earnings may be subject to U.S. withholding taxes (potentially at 5%) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. tax withheld and as of December 31, 2015 the Company's net operating losses in Ireland are sufficient to offset any potential dividend income received from its U.S. subsidiary.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2015	2014
Gross Unrecognized Tax Benefits at January 1	$383	$480
Additions for tax positions taken in the current year	678	253
Reductions for tax positions taken in the prior year	—	(350)
Gross Unrecognized Tax Benefits at December 31	$1,061	$383
If recognized, none of our unrecognized tax benefits as of December 31, 2015 would reduce our annual effective tax rate, primarily due to corresponding adjustments to our deferred tax valuation allowance. As of December 31, 2015, we have not recorded a liability for potential interest or penalties. We also do not expect our unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2012 to 2015 remain subject to examination by the U.S taxing authorities and the tax years 2011 to 2015 remain subject to examination by the Irish taxing authorities.
11. Employee Retirement Plan
In the United States, the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions of $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee’s eligible earnings. The Company recorded expense of $51,000 and $19,000 in the years ended December 31, 2015 and 2014, respectively, and none in 2013 in connection with the contributions we made under the Irish defined contribution plan.
12. Related Parties
Prior to December 21, 2012, the Company operated as part of Elan and not as a separate stand-alone entity. Effective December 20, 2012, the Prothena Business separated from Elan. In connection with the separation, a wholly owned subsidiary of Elan acquired an 18% interest in the Company (as calculated immediately following the separation). Elan was subsequently acquired by Perrigo, in December 2013, and such 3,182,253 ordinary shares were held by ESOL, an indirect wholly owned subsidiary of Perrigo, as of December 31, 2013.
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
Agreements with Elan
The related party revenue recognized by the Company for the years ended December 31, 2014 and 2013 consisted of fees arising from R&D services provided to Elan. There was no related party revenue recognized by the Company for the year ended December 31, 2015.
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
TSA expenses recognized during the years ended December 31, 2015, 2014 and 2013 respectively, were $nil, $nil and $0.5 million (of which $0.1 million was included in R&D expenses and $0.4 million was included in G&A expenses), respectively. The TSA expired on December 31, 2013.
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
The payment terms of the RDSA provided that Elan would pay the Company: (i) a fixed charge of $500,000 per year based on a charge for two of the Company’s employees providing the services at a rate of $250,000 each per annum, (ii) if the $500,000 fixed charge has been paid in any year, a variable charge of $250,000 per year for any additional employee that provides services for such year (calculated pro rata based on the number of days the employee provides services in such year), (iii) research costs including direct overheads, and (iv) a mark-up of 10% applied to the fixed charge, variable charge (if any) and research costs such that the total payment reflects a cost-plus standard. Revenue recognized by the Company for the years ended December 31, 2014 and 2013 included fees arising from R&D services provided to Elan of $534,000 and $676,000, respectively. Since the RDSA with Elan terminated in December 2014, the Company did not have any related-party revenue for the year ended December 31, 2015.

13. Subsequent Events
January 2016 Offering
In January 2016, the Company completed an underwritten public offering of an aggregate of 2,587,500 of its ordinary shares at a public offering price of $53.00 per ordinary share. The Company received aggregate net proceeds of approximately $128.6 million, after deducting the underwriting discount and estimated offering costs.

14. Selected Quarterly Financial Information (Unaudited)
The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2015. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share - basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2015
Revenues	$593	$278	$429	$307
Operating expenses	$15,622	$18,313	$23,090	$24,519
Net loss	$(15,202)	$(18,277)	$(22,976)	$(24,157)
Net loss per share - basic	$(0.55)	$(0.59)	$(0.73)	$(0.76)
Net loss per share - diluted	$(0.55)	$(0.59)	$(0.73)	$(0.76)
Year Ended December 31, 2014
Revenues	$32,234	$15,121	$1,486	$2,013
Operating expenses	$14,215	$13,552	$14,618	$15,118
Net income (loss)	$17,852	$1,290	$(13,182)	$(13,110)
Net income (loss) per share - basic	$0.82	$0.06	$(0.48)	(0.48)
Net income (loss) per share - diluted	$0.78	$0.06	$(0.48)	$(0.48)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-K.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ITEM 9B. OTHER INFORMATION
None.
PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 19, 2016 (our "Proxy Statement").

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Election of Directors

•	Section 16(a) Beneficial Ownership Reporting Compliance
Executive Officers of the Registrant

Following is certain information regarding our executive officers as of February 25, 2016.

Name	Age	Position(s)	Since
Dale B. Schenk, Ph.D.	58	President and Chief Executive Officer, Director	2012
A. W. Homan	56	Chief Legal Officer	2014
Gene G. Kinney, Ph.D.	47	Chief Scientific Officer and Head of Research and Development	2012
Martin Koller, M.D.	65	Chief Medical Officer	2013
David B. McNinch	47	Chief Commercial Officer	2016
Tran B. Nguyen	42	Chief Financial Officer	2013
Tara Nickerson, Ph.D.	43	Chief Business Officer	2014
Karin L. Walker	52	Chief Accounting Officer, Controller and Head of Accounting	2013

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

Martin Koller, M.D., has served as our Chief Medical Officer since 2013. Prior to joining Prothena, he served as Chief Medical Officer of Sonexa Therapeutics, Inc. (a pharmaceutical company), a position he held from 2009 to 2013. From 2007 to 2009, Dr. Koller was an independent consultant to various small and medium sized pharmaceutical and biotechnology companies. From 2002 to 2007, he was Vice President of Clinical Development at Elan Pharmaceuticals, Inc., overseeing a national, and then international, drug development group. Dr. Koller is a board-certified neurologist who has been involved with a number of Investigational New Drugs and New Drug Applications in several indications (including Alzheimer’s disease, multiple sclerosis, cervical dystonia, pain, anti-epileptics, migraine, stroke, anxiety and depression). Dr. Koller earned his BA from Franklin and Marshall College, his MD from the University of Maryland at Baltimore and his MPH with an emphasis in epidemiology from the University of Texas at Houston.

David B. McNinch joined Prothena as our Chief Commercial Officer in 2016. Prior to joining Prothena, he was Senior Vice President of Commercial Operations at InterMune Pharmaceuticals, Inc. (a biotechnology company), from 2013 until it was acquired by Roche in 2015.  Mr. McNinch was Vice President of Marketing and Managed Markets for Ipsen, Inc. (a pharmaceutical company) from 2010 to 2012, and Executive Director of Marketing and Commercial Operations at Affymax Inc. (a biotechnology company) from 2007 to 2010. Prior to that, he held director-level marketing positions at Genentech and Novartis, and a number of marketing and sales positions at AstraZeneca. Mr. McNinch also provided consulting services, as BayBio Strategic Consulting, to multiple biopharma companies in various stages of commercialization, in 2015 and from 2012 to 2013.  Mr. McNinch earned his BS in Marketing from the University of South Carolina.

Tran B. Nguyen has served as our Chief Financial Officer since 2013. Prior to joining Prothena, Mr. Nguyen was Vice President, Chief Financial Officer (from 2010 to 2011) and then Senior Vice President, Chief Financial Officer of Somaxon Pharmaceuticals, Inc., from 2011 until its sale in 2013. He was Vice President, Chief Financial Officer and Investor Relations at Metabasis Therapeutics, Inc. (a biopharmaceutical company), from 2009 until its sale in 2010. From 2007 to 2009, Mr. Nguyen was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc., and from 2004 to 2007 he served in various capacities as a healthcare investment banker at Lehman Brothers, Inc. Mr. Nguyen earned his BA in Economics and Psychology from Claremont McKenna College and his MBA from the Anderson School of Management at the University of California, Los Angeles.

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

Code of Conduct
We have a Code of Conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That Code of Conduct is available on the Company’s website at http://ir.prothena.com. The Company will provide to any person without charge, upon request, a copy of that Code of Conduct; such a request may be made by sending it to our Company Secretary, Prothena Corporation plc, Adelphi Plaza, Upper George's Street, Dún Laoghaire, Co. Dublin, A96 T927, Ireland. If we make any amendment to, or waiver from, a provision of our Code of Conduct that we are required to disclose under SEC rules, we intend to satisfy that disclosure requirement by posting such information to our website at http://ir.prothena.com.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Executive Compensation

•	Proposal No. 1 - Election of Directors

•	Report of the Compensation Committee of the Board of Directors
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Equity Compensation Plan Information

•	Security Ownership of Certain Beneficial Owners and Management

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Certain Transactions with Related Persons

•	Proposal No. 1 - Election of Directors

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Paid to KPMG

•	Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures
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

Dated:	February 25, 2016	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/Dale B. Schenk	President and Chief Executive Officer	February 25, 2016
Dale B. Schenk, Ph.D.	(Principal Executive Officer) and Director

/s/Tran B. Nguyen	Chief Financial Officer	February 25, 2016
Tran B. Nguyen	(Principal Financial Officer)

/s/Karin L. Walker	Controller, Chief Accounting Officer and Head of Accounting	February 25, 2016
Karin L. Walker	(Principal Accounting Officer)

/s/Lars G. Ekman	Chairman of the Board	February 25, 2016
Lars G. Ekman, M.D., Ph.D.

/s/Richard T. Collier	Director	February 25, 2016
Richard T. Collier

/s/Shane M. Cooke	Director	February 25, 2016
Shane M. Cooke

/s/K. Anders O. Härfstrand	Director	February 25, 2016
K. Anders O. Härfstrand, M.D., Ph.D.

/s/Christopher S. Henney	Director	February 25, 2016
Christopher S. Henney, D.Sc., Ph.D.

/s/Dennis J. Selkoe	Director	February 25, 2016
Dennis J. Selkoe, M.D.

EXHIBIT INDEX

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Demerger Agreement, dated as of November 8, 2012, between Elan Corporation, plc and Prothena Corporation plc	10/A	001-35676	11/30/2012	2.1

2.2(a)	Amended and Restated Intellectual Property License and Contribution Agreement, dated as of December 20, 2012, by and among Neotope Biosciences Limited, Elan Pharma International Limited, and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.1

2.2(b)
Amendment Number One to the Amended and Restated Intellectual Property License and Contribution Agreement, effective as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited, Elan Pharmaceuticals, LLC, Elan Corporation, plc, and Crimagua Limited

		S-1/A	333-191218	9/30/2013	2.2(b)

2.3	Intellectual Property License and Conveyance Agreement, dated as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.2

3.1	Amended and Restated Memorandum and Articles of Association of Prothena Corporation plc	10-K	001-35676	3/29/2013	3.1

4.1	Reference is made to Exhibit 3.1

10.1(a)	Tax Matters Agreement, dated as of December 20, 2012, between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.1

10.1(b)	Amendment No. 1 to Tax Matters Agreement, dated as of June 25, 2013, between Elan Corporation, plc and Prothena Corporation plc	10-Q	001-35676	8/13/2013	10.2

10.2	Subscription and Registration Rights Agreement, dated as of November 8, 2012, among Prothena Corporation plc, Elan Corporation, plc and Elan Science One Limited	10/A	001-35676	11/30/2012	10.3

10.3†	License, Development, and Commercialization Agreement, dated as of December 11, 2013, among Neotope Biosciences Limited and Prothena Biosciences Inc with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.	10-K/A	001-35676	6/6/2014	10.4

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.4†	Master Process Development and Clinical Supply Agreement, dated June 23, 2010, as amended August 1, 2011, among Elan Pharma International Limited, Neotope Biosciences limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.5#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.6(a)	Lease Agreement, dated as of March 18, 2010, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.6

10.6(b)	First Amendment to Lease, dated as of November 18, 2011, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.7

10.6(c)	Second Amendment to Lease, dated as of June 1, 2012, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.8

10.6(d)	Third Amendment to Lease, dated as of October 3, 2012, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.9

10.6(e)	Assignment of Tenant’s Interest in Lease and Assumption of Lease Obligations, dated as of December 2, 2012, between Elan Pharmaceuticals, Inc. and Prothena Biosciences Inc	10/A	001-35676	11/30/2012	10.10

10.6(f)	Fourth Amendment to Lease, dated as of November 30, 2013, between ARE-San Francisco No. 33, LLC and Prothena Biosciences, Inc	8-K	001-35676	12/5/2013	10.1

10.7#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	S-8	333-196572	6/6/2014	99.1

10.8#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Non-Employee Directors (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.9#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Named Executive Officers (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

10.10#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Named Executive Officers (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.11#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.12#	Prothena Corporation plc Incentive Compensation Plan	8-K	001-35676	12/21/2012	10.6

10.13	License Agreement, dated as of December 31, 2008, between the University of Tennessee Research Foundation and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.14

10.14#	Employment Agreement, dated January 22, 2013, between Prothena Biosciences Inc and Dale B. Schenk	8-K	001-35676	1/25/2013	10.1

10.15#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.16#	Offer letter, dated December 22, 2012, between Prothena Biosciences Inc and Gene G. Kinney	10-K	001-35676	3/29/2013	10.18

10.17#	Offer letter, dated March 19, 2013, between Prothena Biosciences Inc and Martin Koller	8-K	001-35676	3/28/2013	10.2

10.18#	Offer letter, dated December 14, 2012, between Prothena Biosciences Inc and Tara Nickerson	10-K	001-35676	3/29/2013	10.2

10.19#	Promotion letter, dated February 5, 2014, between Prothena Biosciences Inc and Tara Nickerson	8-K	001-35676	3/3/2014	10.1

10.20#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.21#	Offer letter, dated April 11, 2014, between Prothena Biosciences Inc and A. W. Homan	10-Q	001-35676	8/5/2014	10.5

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
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