Form 10-Q
period 2016-03-31
Prothena Corp plc
filed 2016-05-04
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of April 22, 2016 was 34,349,208.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$474,252	$370,586
Receivable from Roche	1,003	509
Prepaid expenses and other current assets	6,837	6,308
Total current assets	482,092	377,403
Non-current assets:
Property and equipment, net	3,924	3,862
Deferred tax assets	3,294	2,850
Other non-current assets	1,998	1,121
Total non-current assets	9,216	7,833
Total assets	$491,308	$385,236
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,897	$4,519
Accrued research and development	10,970	12,794
Income taxes payable	530	—
Other current liabilities	3,837	4,903
Total current liabilities	23,234	22,216
Non-current liabilities:
Income taxes payable, non-current	98	98
Deferred rent	2,070	2,127
Other liabilities	126	126
Total non-current liabilities	2,294	2,351
Total liabilities	25,528	24,567
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2016 and December 31, 2015
Issued and outstanding shares — none at March 31, 2016 and December 31, 2015
Ordinary shares, $0.01 par value:	343	317
Authorized shares — 100,000,000 at March 31, 2016 and December 31, 2015
Issued and outstanding shares — 34,340,208 and 31,744,102 at March 31, 2016 and December 31, 2015, respectively
Additional paid-in capital	622,061	489,455
Accumulated deficit	(156,624)	(129,103)
Total shareholders’ equity	465,780	360,669
Total liabilities and shareholders’ equity	$491,308	$385,236

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2016	2015
Collaboration revenue	$265	$593
Total revenue	265	593
Operating expenses:
Research and development	20,493	10,573
General and administrative	7,182	5,049
Total operating expenses	27,675	15,622
Loss from operations	(27,410)	(15,029)
Other income (expense):
Interest income	277	26
Other income (expense), net	(207)	67
Total other income (expense)	70	93
Loss before income taxes	(27,340)	(14,936)
Provision for income taxes	181	266
Net loss	$(27,521)	$(15,202)
Basic and diluted net loss per share	$(0.81)	$(0.55)
Shares used to compute basic and diluted net loss per share	34,026	27,401
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(27,521)	$(15,202)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	251	193
Share-based compensation	3,724	1,703
Excess tax benefit from share-based award exercises	(96)	(390)
Deferred income taxes	(445)	(369)
Loss on sublease	—	261
Changes in operating assets and liabilities:
Receivable from Roche	(494)	372
Other assets	(1,181)	933
Accounts payable, accruals and other liabilities	609	(2,221)
Net cash used in operating activities	(25,153)	(14,720)
Investing activities
Purchases of property and equipment	(238)	(28)
Net cash used in investing activities	(238)	(28)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	128,785	—
Proceeds from issuance of ordinary shares upon exercise of stock options	176	636
Excess tax benefit from share-based award exercises	96	390
Net cash provided by financing activities	129,057	1,026
Net increase in cash and cash equivalents	103,666	(13,722)
Cash and cash equivalents, beginning of the year	370,586	293,579
Cash and cash equivalents, end of the period	$474,252	$279,857

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$(383)	$442

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$260	$—
Offering costs included in accounts payable and accrued liabilities	$8	$117
Receivable from stock option exercises	$—	$16

 See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a global, late-stage clinical biotechnology company seeking to fundamentally change the course of progressive diseases, with its clinical pipeline of novel therapeutic antibodies. The Company's clinical pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002) and inflammatory diseases including psoriasis (PRX003).
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
Liquidity and Business Risks
As of March 31, 2016, the Company had an accumulated deficit of $156.6 million and cash and cash equivalents of $474.3 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at March 31, 2016 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulations S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (the "2015 Form 10-K"). These Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2016, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statements" in the 2015 Form 10-K.
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
Receivable from Roche as of March 31, 2016 and December 31, 2015 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services. Credit risk exposure is up to the extent of amounts recorded on the Company's Consolidated Balance Sheet.
As of March 31, 2016, $3.1 million of the Company's long-lived assets were held in the U.S. and $0.8 million were held in Ireland.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is permitted after January 1, 2017. The standard permits the use of either retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on its consolidated financial statements. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (ASC Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. The Company is evaluating the potential impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. Under the new guidance, APIC pools will be eliminated and entities will be required to recognize the income tax effects of share-based awards in the income statement when share-based awards vest or are settled. ASU 2016-09 also changes the classification of excess tax benefits on the statement of cash flows. It also will allow an employer to repurchase more of an employee's shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to either account for forfeitures as they occur or to continue the current practice of estimating forfeitures at the time of grant. ASU 2016-09 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $425.6 million and $320.5 million in money market funds included in cash and cash equivalents at March 31, 2016 and December 31, 2015, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Machinery and equipment	$6,311	$6,210
Leasehold improvements	3,040	2,828
Purchased computer software	167	167
	9,518	9,205
Less: accumulated depreciation and amortization	(5,594)	(5,343)
Property and equipment, net	$3,924	$3,862
Depreciation expense was $0.3 million, and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Payroll and related expenses	$2,083	$3,774
Professional services	934	325
Deferred rent	304	284
Other	516	520
Other current liabilities	$3,837	$4,903

5.	Net income (loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2016 and 2015, and therefore diluted net loss per share is equal to basic net loss per share.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(27,521)	$(15,202)
Denominator:
Weighted-average ordinary shares outstanding	34,026	27,401
Net loss per share:
Basic and diluted net loss per share	$(0.81)	$(0.55)

The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options to purchase ordinary shares	4,097	3,312

6.	Commitments and Contingencies
Operating Leases

The Company currently leases 50,400 square feet of office and research and development space located South San Francisco, California (the “Current Facility”), which lease expires on November 30, 2020.

In March 2016, the Company entered into a noncancelable operating sublease (the "Lease") to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “New Facility”) from Amgen Inc. (the "Landlord"). The Lease became effective on March 28, 2016. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Lease provides that the Company's obligation to pay rent shall commence on the earlier of (i) the date that certain improvements to the New Facility are completed and (ii) August 1, 2016 (the “Rent Commencement Date”). The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the Landlord certain costs, including taxes and operating expenses.

The Company will be entitled to an improvement allowance of up to $14.2 million, to be used for costs incurred by the Company to construct certain improvements to the New Facility and to prepare for the Company's occupancy of the New Facility.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the Landlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the Landlord for all losses and damages the Landlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period.

As of March 31, 2016, the lease term has not commenced as the Company did not have the right to use or control physical access to the New Facility and therefore no accounting relating to the Lease has been recorded in the Balance Sheet as of March 31, 2016. Subsequently, in April 2016, the Company took possession of the New Facility.
The operating lease for the Current Facility has an estimated annual rent payment of approximately $2.1 million. In December 2014, the Company entered into a noncancelable operating sublease (the "Sublease") with a third party to sublease a portion of its current facility to that party. This Sublease has a three-year term which commenced in January 2015 (with options to extend for another year). The Company recognized a loss of $0.4 million in the three months ended March 31, 2015 for the cash difference between the total payments associated with the Sublease, including executory costs, and the amount of Sublease rental receipts over the Sublease term. The Company expects to receive future minimum payments from this Sublease of $0.4 million and $0.3 million in 2016 and 2017, respectively, which is an offset to the lease payments below.
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.3 million as converted using exchange rate as of March 31, 2016, over the term of the lease, assuming current lease payments. Of this obligation, approximately $2.2 million remain outstanding as of March 31, 2016.
Future minimum payments under noncancelable operating leases (including the Lease) and future minimum rentals to be received under the Sublease as of March 31, 2016, are as follows (in thousands):

Year Ended December 31,	Operating Lease	Sublease Rental
2016 (nine months)	$1,633	$(392)
2017	5,527	(316)
2018	7,246	—
2019	8,218	—
2020	8,271	—
Thereafter	20,147	—
Total	$51,042	$(708)
The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. The Company records payments received from the Sublease as offset against the current period rent expense.
Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2016, the Company had non-cancelable purchase commitments to suppliers for $12.7 million of which $4.0 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.4 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Purchase Obligations	$12,672	$12,504	$70	$36	$30	$32	$—
Contractual obligations under license agreements (1)	1,440	190	120	120	120	90	800
Total	$14,112	$12,694	$190	$156	$150	$122	$800

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

7.	Roche License Agreement
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002. The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". Under this agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.3 million as collaboration revenue for research reimbursement from Roche for the three months ended March 31, 2016, as compared to $0.4 million for the three months ended March 31, 2015. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $0.5 million in R&D expenses for payments made to Roche during the three months ended March 31, 2016, as compared to $0.5 million for the three months ended March 31, 2015. Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement is recorded as an offset to R&D expenses. In the year ended December 31, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue will be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the three months ended March 31, 2016 was $1.2 million, of which $nil, was recognized as collaboration license revenue and $1.2 million, was recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the three months ended March 31, 2015 was $1.5 million, of which $0.2 million was recognized as collaboration license revenue and $1.3 million, respectively were recognized as an offset to R&D expenses.
The License Agreement provides that Roche would make an upfront payment to the Company of $30.0 million, which was received in February 2014, and the clinical milestone payment of $15.0 million triggered by the initiation of the Phase 1 study for PRX002 in the clinic, which was received in May 2014. The Company recognized the $30.0 million upfront payment from Roche as collaboration license revenue in 2014 and concluded that the $15.0 million clinical milestone is consistent with the definition of a substantive milestone included in ASU No. 2010-17, "Milestone Method of Revenue Recognition". Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone.
Accordingly, the Company recognized payments related to the achievement of this milestone when the milestone was achieved. The milestone payment was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the three months ended March 31, 2016 and 2015.

8.	Shareholders' Equity

Ordinary Shares
As of March 31, 2016, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 34,340,208 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2016, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2016. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
The Company granted 1,008,475 and 785,550 share options during the three months ended March 31, 2016 and 2015, respectively, under the LTIP. The Company's option awards generally vest over four years. The aggregate number of ordinary shares authorized for issuance under the LTIP is 5,550,000 ordinary shares and as of March 31, 2016, 813,820 ordinary shares remain available for grant and options to purchase 4,097,233 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $24.38 per share. In February 2016, our Board approved an increase of 1,850,000 additional ordinary shares authorized for issuance under the LTIP, subject to shareholder approval.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2019 related to unvested share-based payment awards at March 31, 2016 is $49.1 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development(1)	$1,419	$758
General and administrative	2,305	945
Total share-based compensation expense	$3,724	$1,703
_________________

(1)	Includes $nil and $42,000 for the three months ended March 31, 2016 and 2015, respectively, of share-based compensation expense related to options granted to a consultant.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2016 and 2015 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2016	2015
Expected volatility	74.8%	76.2%
Risk-free interest rate	1.4%	1.8%
Expected dividend yield	—%	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$22.94	$18.48
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s share option activity during the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,142,364	$21.36	8.14	$146,917
Granted	1,008,475	35.03
Exercised	(8,606)	20.65
Canceled	(45,000)	52.20
Outstanding at March 31, 2016	4,097,233	$24.38	8.29	$71,988
Vested and expected to vest at March 31, 2016	3,912,442	$23.97	8.25	$70,254
Vested at March 31, 2016	1,491,495	$13.87	7.32	$40,696
During the three months ended March 31, 2016 and 2015, the total intrinsic value of options exercised was $0.3 million and $2.2 million, respectively, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company's income tax provision was $181,000 and $266,000 for the three months ended March 31, 2016 and 2015, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and due to U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
The Company's deferred tax assets are composed primarily of its Irish subsidiaries' net operating loss carryovers, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiary, federal and California research and development credit carryforward, shared-based compensation and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company's foreign subsidiaries because the Company considers such earnings to be indefinitely reinvested.
11. Subsequent Events [Placeholder only]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; the design of and enrollment in our Phase 2b PRONTO clinical trial for NEOD001 and our Phase 1 clinical trial for PRX002; our ability to rapidly assess biological activity of PRX003 in its Phase 2b clinical trial; research and development ("R&D") and general and administrative ("G&A") expenses in 2016; and the sufficiency of our cash and cash equivalents. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this Form 10-Q.
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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 25, 2016 (the "2015 Form 10-K").

Overview
Prothena Corporation plc is a global, late-stage clinical biotechnology company seeking to fundamentally change the course of progressive diseases with its clinical pipeline of novel therapeutic antibodies. Fueled by its deep scientific understanding built over decades of research in protein misfolding and cell adhesion – the root causes of many serious or currently untreatable amyloid and inflammatory diseases – Prothena has advanced several drug candidates into clinical trials while pursuing discovery of additional novel therapies.
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
Recent Developments

NEOD001 for AL Amyloidosis

NEOD001 is a monoclonal antibody that targets circulating misfolded soluble light chain and deposited insoluble amyloid for the potential treatment of AL amyloidosis. We recently initiated PRONTO, a Phase 2b registration-directed global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in previously treated patients with AL amyloidosis and with persistent cardiac dysfunction. The PRONTO trial is designed to enroll approximately 100 patients with a primary diagnosis of AL amyloidosis and persistent cardiac dysfunction despite previous treatment with off-label, plasma cell directed therapy. Patients are randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days. The primary endpoint is cardiac best response as assessed by NT-proBNP measured over 12 months. Secondary endpoints include evaluations of Short Form 36, six-minute walk test, and renal response as assessed by proteinuria. Prothena designed the study with 80% power to detect an absolute difference of approximately 26.5% in NT-proBNP best response rate between the treatment and placebo groups with a two-sided alpha of 0.05.

PRX002 for Parkinson’s Disease and Other Related Synucleinopathies

PRX002 is a monoclonal antibody that targets α-synuclein, for the potential treatment of Parkinson's disease and related synucleinopathies, and is the primary focus of Prothena's worldwide collaboration with Roche. In January 2016, we announced the addition of an additional dose level cohort to the ongoing Phase 1 multiple ascending dose trial of PRX002 in patients with Parkinson’s disease. The decision to add an additional cohort of patients, dosed at 60 mg/kg, made jointly with Roche, is intended to inform the design and dosing levels of future PRX002 clinical studies, and was based in part on the observed safety and tolerability profile of PRX002 at lower dose levels. This study will remain blinded to us until completion of the study, which we expect to occur following completion of the 60 mg/kg dose cohort follow-up period. This randomized, double-blind, placebo-controlled multiple ascending dose study is expected to enroll up to 80 patients with Parkinson’s’ disease at multiple sites across the U.S. and is designed to assess PRX002 for safety, tolerability, pharmacokinetics and immunogenicity. The study will also evaluate multiple clinical and exploratory biomarker endpoints.

PRX003 for Inflammatory Diseases Including Psoriasis

PRX003 is a monoclonal antibody that targets melanoma cell adhesion molecule (MCAM) for the potential treatment of inflammatory diseases, including psoriasis. In March 2016, we presented preclinical data for PRX003 at the American Academy of Allergy, Asthma & Immunology (AAAAI) 2016 Annual Meeting regarding the ability of PRX003 to inhibit migration of disease-causing immune cells.

We recently initiated a double-blind, placebo-controlled Phase 1b multiple ascending dose study of PRX003 in patients with psoriasis. Because of the visual, defined nature of psoriasis, Prothena expects to be able to rapidly assess the biological activity of PRX003 and establish a clinical foundation to inform the strategic clinical development pathway for psoriasis and other inflammatory indications.

Preclinical Program in TTR Amyloidosis

In March 2016, we published in the peer-reviewed journal Amyloid, preclinical data from a series of novel, conformation-specific protein immunotherapy antibodies that selectively bind to amyloidogenic (diseased) forms of the transthyretin (ATTR) protein.

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
There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2016 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.
Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in our 2015 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,		Percentage Change
	2016	2015

Collaboration revenue	$265	$593	(55)%
Total revenue	$265	$593	(55)%
Total revenue was $0.3 million and $0.6 million three months ended March 31, 2016 and 2015, respectively.
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
Collaboration revenue for the three months ended March 31, 2016 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $1.2 million (of which $1.2 million was recognized as a reduction in research and development expenses and $nil was recognized as collaboration license revenue) and reimbursement for research services of $0.3 million, all recognized in collaboration revenue. Conversely, collaboration revenue for the three months ended March 31, 2015 consisted of the following amounts: reimbursement for development costs of $1.5 million (of which $1.3 million was recognized as a reduction in research and development expenses and $0.2 million was recognized as collaboration license revenue) and reimbursement for research services of $0.4 million, all recognized in collaboration revenue.

Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2016	2015
	(Dollars in thousands)
Research and development	$20,493	$10,573	94%
General and administrative	7,182	5,049	42%
Total operating expenses	$27,675	$15,622	77%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three months ended March 31, 2016 and 2015 were $27.7 million and $15.6 million, respectively.
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
Research and Development Expenses
Our R&D expenses increased by $9.9 million, or 94%, for the three months ended March 31, 2016, compared to the same period in the prior year. The increase for the three months ended March 31, 2016 compared to the same period in the prior year was primarily due to an increase in external expenses related to clinical trial costs associated with the NEOD001 program and to a lesser extent PRX003 and PRX002 programs, higher external expenses for product manufacturing primarily related to NEOD001 and ATTR and higher personnel costs including share-based compensation expenses.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002 and PRX003) and other R&D expenses for the three months ended March 31, 2016 and 2015, and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2016	2015
NEOD001 (1)	$13,236	$4,947	$82,547
PRX002 (2)	1,395	1,953	39,177
PRX003 (3)	2,430	1,878	36,735
Other R&D (4)	3,432	1,795
	$20,493	$10,573

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three months ended March 31, 2016 and 2015, $1.2 million and $1.3 million, respectively, were recorded as an offset to R&D expenses.

(3)
Cumulative R&D costs to date for PRX003 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(4)	Other R&D is comprised of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial.
We expect our R&D expenses to continue to increase in 2016 over the prior year primarily due to increased spending for the NEOD001 program in connection with the ongoing VITAL Phase 3 clinical trial and the initiation of the PRONTO Phase 2b clinical trial, and to a lesser extent increased spending for our ATTR preclinical program.
General and Administrative Expenses
Our G&A expenses increased by $2.1 million, or 42%, for the three months ended March 31, 2016, compared to the prior year, primarily due to higher personnel costs, including share-based compensation expenses.
We expect our G&A expenses to continue to increase in 2016 over the prior year in support of our anticipated R&D growth with increases in personnel, legal and other administrative expenses.
Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2016	2015
	(Dollars in thousands)
Interest income	$277	$26	965%
Other income (expense), net	(207)	67	(409)%
Total Other Income (Expense)	$70	$93	(25)%
Interest income increased by $251,000, or 965%, for the three months ended March 31, 2016, compared to the prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the three months ended March 31, 2016 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Three Months Ended March 31,		Percentage Change
	2016	2015
	(Dollars in thousands)
Provision for income taxes	$181	$266	(32)%
The tax provisions were $181,000 and $266,000 for the three months ended March 31, 2016 and 2015. The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	March 31,	December 31,
	2016	2015
Working capital	$458,858	$355,187
Cash and cash equivalents	474,252	370,586
Total assets	491,308	385,236
Total liabilities	25,528	24,567
Total shareholders’ equity	465,780	360,669

Working capital was $458.9 million as of March 31, 2016, an increase of $103.7 million from working capital of $355.2 million as of December 31, 2015. This increase in working capital during the three months ended March 31, 2016 was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $128.6 million from our public offering in January 2016, partially offset by use of cash for operating expenses during the same period.
As of March 31, 2016, we had $474.3 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of March 31, 2016, $33.6 million of our outstanding cash and cash equivalents related to U.S. operations that management asserts was permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates. Our future capital requirements will depend on numerous factors, including, without limitation, the timing of initiation, progress, results and costs of our clinical trials; the results of our research and preclinical studies; the costs of clinical manufacturing and of establishing commercial manufacturing arrangements; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; the costs and timing of capital asset purchases; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under current and potential future collaborations; and the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates. Pursuant to the License Agreement with Roche, in the U.S., we and Roche share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for PRX002 in the Parkinson’s disease indication, as well as any other Licensed Products and/or indications for which we opt in to co-develop and co-fund. In order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
Cash Flows for the Three Months Ended March 31, 2016 and 2015
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(25,153)	$(14,720)
Net cash used in investing activities	(238)	(28)
Net cash provided by financing activities	129,057	1,026
Net increase in cash and cash equivalents	$103,666	$(13,722)
Cash Used in Operating Activities
Net cash used in operating activities was $25.2 million for the three months ended March 31, 2016, primarily due to use of $27.7 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accrued liabilities.
Net cash used in operating activities was $14.7 million for the three months ended March 31, 2015, primarily due to use of $15.6 million for operating expenses (adjusted to exclude non-cash charges) and decreases in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $238,000 and $28,000 for the three months ended March 31, 2016 and 2015, respectively, consisting of purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $129.1 million for the three months ended March 31, 2016, primarily from the net proceeds from our January 2016 public offering.
Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2015, primarily from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Off-Balance Sheet Arrangements
At March 31, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of March 31, 2016 consist of operating leases of $51.0 million, purchase obligations of $12.7 million (of which $4.0 million is included in the accrued current liabilities) and contractual obligations under license agreements of $1.4 million. Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$51,042	$1,633	$5,527	$7,246	$8,218	$8,271	$20,147
Purchase obligations	12,672	12,504	70	36	30	32	—
Contractual obligations under license agreements (1)	1,440	190	120	120	120	90	800
Total	$65,154	$14,327	$5,717	$7,402	$8,368	$8,393	$20,947

(1) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreement with a contract manufacturer for clinical supplies which is denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $205,000 and $66,000 during the three months ended March 31, 2016 and 2015, respectively. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of March 31, 2016 and December 31, 2015 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk.  Our Annual Report on Form 10-K for 2015 (filed with the SEC on February 25, 2016) includes a detailed discussion of our business and the risks to our business.  You should carefully read that Form 10-K.  You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q.  The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
As of March 31, 2016, we had cash and cash equivalents of $474.3 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

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
Although we have ongoing Phase 3, Phase 2b and Phase 1/2 clinical trials for NEOD001, a Phase 1 clinical trial for PRX002, and a Phase 1 clinical trial for PRX003, there is no assurance that these clinical trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2016, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 4,911,053.
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
Significant potential adverse U.S. federal income tax implications generally apply to U.S. investors owning shares of a passive foreign investment company (“PFIC”), directly or indirectly. In general, we would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes passive income (the “income test”) or (ii) 50% or more of our assets produce passive income (the “asset test”). Changes in the composition of our active or passive income, passive assets or fair market value may cause us to become a PFIC. A separate determination must be made each taxable year as to whether we are a PFIC (after the close of each taxable year).
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

Dated:	May 3, 2016	Prothena Corporation plc (Registrant)

/s/ Dale B. Schenk
Dale B. Schenk
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.1	Offer letter, dated January 20, 2016, by and between Prothena Biosciences Inc and David McNinch					X

10.2(a)	Sublease, dated as of March 22, 2016, by and between Prothena Biosciences Inc and Amgen Inc.					X

10.2(b)	Consent to Sublease Agreement, dated as of March 28, 2016, by and among Prothena Biosciences Inc, Amgen Inc. and HCP BTC, LLC					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
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