Form 10-Q
period 2016-06-30
Prothena Corp plc
filed 2016-08-02
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding as of July 22, 2016 was 34,395,876.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$442,948	$370,586
Receivable from Roche	364	509
Prepaid expenses and other current assets	7,286	6,308
Total current assets	450,598	377,403
Non-current assets:
Property and equipment, net	41,852	3,862
Deferred tax assets	3,693	2,850
Restricted cash	4,056	—
Other non-current assets	2,363	1,121
Total non-current assets	51,964	7,833
Total assets	$502,562	$385,236
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,592	$4,519
Accrued research and development	16,650	12,794
Other current liabilities	5,214	4,903
Total current liabilities	33,456	22,216
Non-current liabilities:
Income taxes payable, non-current	98	98
Deferred rent	2,084	2,127
Build-to-suit lease obligation, non-current	35,933	—
Other liabilities	126	126
Total non-current liabilities	38,241	2,351
Total liabilities	71,697	24,567
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2016 and December 31, 2015
Issued and outstanding shares — none at June 30, 2016 and December 31, 2015
Ordinary shares, $0.01 par value:	343	317
Authorized shares — 100,000,000 at June 30, 2016 and December 31, 2015
Issued and outstanding shares — 34,381,501 and 31,744,102 at June 30, 2016 and December 31, 2015, respectively
Additional paid-in capital	627,591	489,455
Accumulated deficit	(197,069)	(129,103)
Total shareholders’ equity	430,865	360,669
Total liabilities and shareholders’ equity	$502,562	$385,236

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration revenue	333	278	$598	$871
Total revenue	333	278	598	871
Operating expenses:
Research and development	32,359	12,791	52,852	23,364
General and administrative	8,134	5,522	15,316	10,571
Total operating expenses	40,493	18,313	68,168	33,935
Loss from operations	(40,160)	(18,035)	(67,570)	(33,064)
Other income (expense):
Interest income (expense), net	(10)	40	267	66
Other expense, net	(86)	(87)	(293)	(20)
Total other income (expense)	(96)	(47)	(26)	46
Loss before income taxes	(40,256)	(18,082)	(67,596)	(33,018)
Provision for income taxes	189	195	370	461
Net loss	$(40,445)	$(18,277)	$(67,966)	$(33,479)
Basic and diluted net loss per share	$(1.18)	$(0.59)	$(1.99)	$(1.15)
Shares used to compute basic and diluted net loss per share	34,358	30,792	34,192	29,106
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(67,966)	$(33,479)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	679	388
Share-based compensation	8,270	4,119
Excess tax benefit from share-based award exercises	(300)	(989)
Deferred income taxes	(854)	(426)
Interest expense under build-to-suit lease transaction	325	—
Loss on sublease	—	261
Changes in operating assets and liabilities:
Receivable from Roche	145	768
Receivable from related party	—	30
Other assets	(2,331)	1,560
Accounts payable, accruals and other liabilities	9,349	1,908
Net cash used in operating activities	(52,683)	(25,860)
Investing activities
Purchases of property and equipment	(942)	(68)
Change in restricted cash	(4,056)	—
Net cash used in investing activities	(4,998)	(68)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	128,777	131,481
Proceeds from issuance of ordinary shares upon exercise of stock options	966	2,268
Excess tax benefit from share-based award exercises	300	989
Net cash provided by financing activities	130,043	134,738
Net increase in cash and cash equivalents	72,362	108,810
Cash and cash equivalents, beginning of the year	370,586	293,579
Cash and cash equivalents, end of the period	$442,948	$402,389

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$877	$442

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$16	$15
Amounts capitalized under build-to-suit lease transaction	$37,571	$—
Interest capitalized during construction period for build-to-suit lease transaction	$326	$—
Stock option shortfall	$(11)	$—
Offering costs included in accounts payable and accrued liabilities	$—	$41

 See accompanying Notes to Condensed Consolidated Financial Statements.
Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a global, late-stage clinical biotechnology company seeking to fundamentally change the course of progressive diseases, with its clinical pipeline of novel therapeutic antibodies. The Company's pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002), inflammatory diseases including psoriasis (PRX003) and TTR amyloidosis (PRX004).
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
Liquidity and Business Risks
As of June 30, 2016, the Company had an accumulated deficit of $197.1 million and cash and cash equivalents of $442.9 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at June 30, 2016 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2016, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statements" in the 2015 Form 10-K, with the exception of those noted below.
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of June 30, 2016 , the Company had $4.1 million of restricted cash held by a bank in a certificate of deposit as collateral to a standby letter of credit under a build-to-suit lease. See Note 6 to the Condensed Consolidated Financial Statements regarding “Build-to-Suit Lease Accounting” for more information.
Build-to-Suit Leases
In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40, “Leases – Sale-Leaseback Transactions (Subsection 05-5),” requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of the pre-existing building plus the amount of estimated construction costs and tenant improvements incurred by the landlord and the Company as of the balance sheet date. The Company records a corresponding build-to-suit lease obligation on its consolidated balance sheets representing the amounts paid by the lessor.
Once construction is complete, the Company considers the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on the Company’s consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life. The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The interest rate used for the build-to-suit lease obligation represents the Company’s estimated incremental borrowing rate at inception of the lease, adjusted to reduce any built in loss. The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.
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
Receivable from Roche as of June 30, 2016 and December 31, 2015 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services. Credit risk exposure is up to the extent of amounts recorded on the Company's Consolidated Balance Sheet.
As of June 30, 2016, $41.0 million of the Company's long-lived assets were held in the U.S. and $0.8 million were held in Ireland.
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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $400.9 million and $320.5 million in money market funds included in cash and cash equivalents at June 30, 2016 and December 31, 2015, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Machinery and equipment	$6,323	$6,210
Leasehold improvements	2,764	2,828
Purchased computer software	225	167
Construction-in-progress build-to-suit	38,554	—
	47,866	9,205
Less: accumulated depreciation and amortization	(6,014)	(5,343)
Property and equipment, net	$41,852	$3,862
Depreciation expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Payroll and related expenses	$3,035	$3,774
Professional services	615	325
Deferred rent	320	284
Other	1,244	520
Other current liabilities	$5,214	$4,903

5.	Net income (loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2016 and 2015, and therefore diluted net loss per share is equal to basic net loss per share.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(40,445)	$(18,277)	$(67,966)	$(33,479)
Denominator:
Weighted-average ordinary shares outstanding	34,358	30,792	34,192	29,106
Net loss per share:
Basic and diluted net loss per share	$(1.18)	$(0.59)	$(1.99)	$(1.15)

The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options to purchase ordinary shares	4,121	3,290	4,121	3,290

6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the "Lease") to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “New Facility”). The Lease became effective on March 28, 2016. Subsequently, in April 2016, the Company took possession of the New Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Lease provides that the Company's obligation to pay rent shall commence on the earlier of (i) the date that certain improvements to the New Facility are completed and (ii) August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses.

In connection with this Lease, the Company is entitled to a tenant improvement allowance of up to $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the New Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded the Company is the deemed owner of the building during the construction period. In connection with the Company’s accounting for this transaction, the Company capitalized $35.6 million within property and equipment, net, including $0.3 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the condensed consolidated balance sheets as of June 30, 2016. The Company has also recognized structural tenant improvements totaling $2.9 million for amounts incurred by the Company during the construction period through June 30, 2016, which are expected be reimbursed by the landlord through the tenant improvement allowance. The Company will increase the asset and financing obligation as additional building costs are incurred during the construction period. For the three and six months ended June 30, 2016, we recorded rent expense associated with the ground lease of $0.1 million in the condensed consolidated statements of operations.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash.

7. Commitments and Contingencies
Lease Commitments

The Company currently leases 50,400 square feet of office and research and development space located South San Francisco, California (the “Current Facility”), which lease expires on November 30, 2020. The operating lease for the Current Facility has an estimated annual rent payment of approximately $2.1 million.
In December 2014, the Company entered into a noncancelable operating sublease (the "Sublease") with a third party to sublease a portion of its Current Facility to that party. This Sublease has a three-year term which commenced in January 2015 (with options to extend for another year). The Company recognized a loss of $0.4 million in the three months ended March 31, 2015 for the cash difference between the total payments associated with the Sublease, including executory costs, and the amount of Sublease rental receipts over the Sublease term. The Company expects to receive future minimum payments from this Sublease of $0.3 million and $0.3 million in 2016 and 2017, respectively, which is an offset to the lease payments below.
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.2 million as converted using exchange rate as of June 30, 2016, over the term of the lease, assuming current lease payments. Of this obligation, approximately $2.1 million remain outstanding as of June 30, 2016.
Future minimum payments under noncancelable operating leases and future minimum rentals to be received under the Sublease as of June 30, 2016, are as follows (in thousands):

Year Ended December 31,	Operating Lease	Sublease Rental
2016 (six months)	$1,090	$(261)
2017	2,246	(316)
2018	2,326	—
2019	2,410	—
2020	2,287	—
Thereafter	1,073	—
Total	$11,432	$(577)
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
In June 2016, in connection with the Company's intent to vacate the Current Facility in December 2016, the Company accelerated depreciation related to the leasehold improvements and certain assets that are expected to remain at the Current Facility. The incremental depreciation associated with acceleration of the useful life was $0.2 million of the three and six months ended June 30, 2016.

In March 2016, the Company entered into a noncancelable operating sublease in South San Francisco, California (the “New Facility”). The Company is considered the "accounting owner" of the New Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6. "Build-To-Suit Lease." Future minimum payments under build-to-suit lease obligation as of June 30, 2016, are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation
2016 (six months)	$—
2017	3,275
2018	4,915
2019	5,803
2020	5,979
Thereafter	19,050
Total	$39,022
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2016, the Company had non-cancelable purchase commitments to suppliers for $17.2 million of which $11.5 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.4 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Purchase Obligations	$17,181	$16,980	$86	$53	$30	$32	$—
Contractual obligations under license agreements (1)	1,390	140	120	120	120	90	800
Total	$18,571	$17,120	$206	$173	$150	$122	$800

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
8. Roche License Agreement
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002. The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". Under this License Agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.3 million and $0.6 million as collaboration revenue for research reimbursement from Roche for the three and six months ended June 30, 2016, respectively, as compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $0.9 million and $1.4 million in R&D expenses for payments made to Roche during the three and six months ended June 30, 2016, respectively, as compared to $0.8 million and $1.3 million for the three and six months ended June 30, 2015, respectively. Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement is recorded as an offset to R&D expenses. In the year ended December 31, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue will be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and six months ended June 30, 2016 were $0.7 million and $1.9 million, respectively, of which $nil and $nil, was recognized as collaboration license revenue and $0.7 million and $1.9 million, respectively, were recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and six months ended June 30, 2015 were $1.5 million and $3.0 million, respectively, of which $nil and $0.2 million, respectively, were recognized as collaboration license revenue and $1.5 million and $2.7 million, respectively, were recognized as an offset to R&D expenses.
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

Accordingly, the Company recognized payments related to the achievement of this milestone when the milestone was achieved. The milestone payment was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the six months ended June 30, 2016 and 2015.
9. Shareholders' Equity
Ordinary Shares
As of June 30, 2016, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 34,381,501 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2016, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2016. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
January 2016 Offering
In January 2016, the Company completed an underwritten public offering of an aggregate of 2,587,500 of its ordinary shares at a public offering price of $53.00 per ordinary share. The Company received aggregate net proceeds of approximately $128.6 million, after deducting the underwriting discount and estimated offering costs.
10. Share-Based Compensation
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
The Company granted 112,000 and 1,120,475 share options during the three and six months ended June 30, 2016, respectively, and 140,000 and 925,550 share options during the three and six months ended June 30, 2015, respectively, under the LTIP. The Company's option awards generally vest over four years. In May 2016, the Company's shareholders approved an increase of 1,850,000 additional ordinary shares authorized for issuance under the LTIP. The aggregate number of ordinary shares authorized for issuance under the LTIP is 7,400,000 ordinary shares, and as of June 30, 2016, 2,598,437 ordinary shares remain available for grant and options to purchase 4,121,323 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $24.87 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2019 related to unvested share-based payment awards at June 30, 2016 is $46.7 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.71 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development(1)	1,818	$969	$3,237	$1,727
General and administrative	2,728	1,447	5,033	2,392
Total share-based compensation expense	$4,546	$2,416	$8,270	$4,119
_________________

(1)
Includes $nil and $nil for the three months ended June 30, 2016 and 2015, respectively, and $nil and $42,000 for the six months ended June 30, 2016 and 2015, respectively, of share-based compensation expense related to options granted to a consultant.

The fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2016 and 2015 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	75.6%	75.3%	74.9%	76.1%
Risk-free interest rate	1.5%	1.8%	1.4%	1.8%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$28.72	$25.50	$23.52	$19.54
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s share option activity during the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,142,364	$21.36	8.14	$146,917
Granted	1,120,475	35.87
Exercised	(49,899)	19.39
Canceled	(91,617)	41.69
Outstanding at June 30, 2016	4,121,323	$24.87	8.17	$47,332
Vested and expected to vest at June 30, 2016	3,534,399	$23.39	8.01	$45,366
Vested at June 30, 2016	1,732,399	$15.38	7.23	$34,185
During the three and six months ended June 30, 2016, the total intrinsic value of options exercised was $1.1 million and $1.4 million, respectively, and $3.6 million and $5.8 million during the three and six months ended June 30, 2015, respectively, determined as of the date of exercise.
11. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company's income tax provision was $189,000 and $370,000 for the three and six months ended June 30, 2016, respectively, and $195,000 and $461,000 for the three and six months ended June 30, 2015, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and due to U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
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
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company's U.S. subsidiary because the Company considers such earnings to be indefinitely reinvested.
12. Subsequent Events

On July 5, 2016, Prothena Biosciences Inc (“PBI”), a wholly owned subsidiary of Prothena Corporation plc, entered into an Agreement to Assign Lease (the “Assignment Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), a wholly owned subsidiary of Merck & Co., Inc., under which PBI agreed to assign to Merck, and Merck agreed to assume from PBI, all of PBI’s right, title and interest as tenant in the lease for the Current Facility (see Note 7, Commitments and Contingencies).

On July 11, 2016, PBI, Merck and the landlord entered into a Consent to Assignment and Amendment to Lease, effective as of July 5, 2016, pursuant to which the landlord consented to the Assignment Agreement and the assignment by PBI and the assumption by Merck of PBI’s interest as tenant in the lease contemplated thereby (the “Assignment”), and agreed to release (a) PBI from all of its obligations as tenant under the lease and (b) the Company from all of its obligations as guarantor under that certain Guaranty of Lease dated as of December 21, 2012, in each case that accrue after the Assignment.

Under the Assignment Agreement, Merck will pay to PBI the amount of $500,000 as consideration for the assignment of PBI’s interest as tenant in the lease and the amount of $100,000 as consideration for PBI’s transfer to Merck of certain furniture, fixtures and equipment located at the Current Facility. Under the Assignment Agreement, the Assignment will occur five (5) business days after the date when PBI provides written notice to Merck that PBI has vacated and decommissioned the Current Facility and certain other customary conditions are satisfied. PBI intends to vacate the Current Facility when it completes construction at the New Facility.

The Assignment Agreement may be terminated by either party if the Assignment does not occur by April 30, 2017, although Merck may extend such date for an additional six (6) months upon notice to PBI. The Assignment Agreement will terminate on October 30, 2017 if the Assignment has not occurred on or before that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; our ability to rapidly assess biological activity of PRX003 in its Phase 1b clinical study; our plan to advance PRX004 into the clinic; research and development ("R&D") and general and administrative ("G&A") expenses in 2016; and the sufficiency of our cash and cash equivalents. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this Form 10-Q.
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

Overview
Prothena Corporation plc is a global, late-stage clinical biotechnology company seeking to fundamentally change the course of progressive diseases with its pipeline of novel therapeutic antibodies. Fueled by its deep scientific understanding built over decades of research in protein misfolding and cell adhesion – the root causes of many serious or currently untreatable amyloid and inflammatory diseases – Prothena has advanced several drug candidates into clinical trials while pursuing discovery of additional novel therapies.

Our pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002),inflammatory diseases including psoriasis (PRX003) and TTR amyloidosis (PRX004).
We are a public limited company formed under the laws of Ireland. We separated from Elan Corporation, plc ("Elan") on December 20, 2012. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan's shareholders, our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Recent Developments

NEOD001 for AL Amyloidosis

NEOD001 is a monoclonal antibody that targets circulating misfolded soluble light chain and deposited insoluble amyloid for the potential treatment of AL amyloidosis.

In July 2016, we presented new clinical data from the NEOD001 Phase 1/2 dose-escalation and expansion study at the 15th International Symposium on Amyloidosis (ISA) demonstrating improvements in three organ systems in previously-treated patients with AL amyloidosis. These new interim data from the Phase 1/2 study as of May 9, 2016, demonstrated best response rates from total cardiac- (n=36) and renal- (n=35) evaluable patients of 53% and 63%, respectively, that are consistent with the interim analysis from the dose-escalation phase published February 2016 in the Journal of Clinical Oncology (Gertz, et al, 2016). NEOD001-treated patients also demonstrated improvement of peripheral neuropathy, evidenced by a mean 35% decrease in the NIS-LL in the expansion cohort (n=11), leading to an 82% response rate. The Phase 1/2 study (N=69) consisted of previously-treated patients with AL amyloidosis and persistent organ dysfunction who received a mean of 2.5 prior lines of plasma cell directed therapy. NEOD001 continued to be safe and well tolerated, with study participants having received more than 900 monthly infusions with a mean treatment duration of 13.2 months.

PRX003 for Inflammatory Diseases Including Psoriasis

PRX003 is a monoclonal antibody that targets melanoma cell adhesion molecule (MCAM) for the potential treatment of inflammatory diseases, including psoriasis.

In June 2016, we presented results of a Phase 1 single ascending dose study of PRX003 at The European League Against Rheumatism (EULAR) 17th Annual European Congress of Rheumatology demonstrating MCAM target engagement of PRX003. The data demonstrated that PRX003 was safe and well-tolerated following a single infusion, up to and including the highest dose level tested of 30 mg/kg. In addition, results from this study showed that administration of PRX003 led to greater than 95 percent neutralization of MCAM at saturating drug exposures. The data also showed a statistically significant (p<0.0001) dose-dependent duration of downregulation of MCAM on Th17 cells. In this Phase 1 study in healthy volunteers PRX003 was found to be safe and well tolerated.

We recently initiated a double-blind, placebo-controlled Phase 1b multiple ascending dose study of PRX003 in patients with psoriasis. Because of the visual, defined nature of psoriasis, we expect to be able to rapidly assess the biological activity of PRX003 and establish a clinical foundation to inform the strategic clinical development pathway for psoriasis and other inflammatory indications.

PRX004 for TTR Amyloidosis

PRX004 is a monoclonal antibody that targets the misfolded forms of the amyloid TTR protein found in TTR amyloidosis. Currently in preclinical development, we plan to advance PRX004 into the clinic as a potential therapy for TTR amyloidosis.

In July 2016, we presented data at International Symposium on Amyloidosis (ISA) preclinical data from a series of novel, conformation-specific protein immunotherapy antibodies that selectively bind to amyloidogenic (diseased) forms of the transthyretin (ATTR) protein.

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
Except as noted below, there were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2016 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.
Build-to-Suit Lease Accounting
In certain lease arrangements, we are involved in the construction of the building. To the extent we are involved with structural improvements of the construction project or take construction risk prior to the commencement of a lease, Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 840-40, “Leases – Sale-Leaseback Transactions (Subsection 05-5)”, requires us to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, we record an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of the pre-existing building plus the amount of estimated construction costs and tenant improvements incurred by the landlord and us as of the balance sheet date. We record a corresponding build-to-suit lease obligation on our consolidated balance sheets representing the amounts paid by the lessor.
Once construction is complete, we consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on our consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life of 30 years. We bifurcate our lease payments into a portion allocated to the building, and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land are treated for accounting purposes as operating lease payments, and therefore recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.
The interest rate used for the build-to-suit lease obligation represents our estimated incremental borrowing rate, adjusted to reduce any built in loss.
The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.
The most significant estimates used by management in accounting for build-to-suit leases and the impact of these estimates are as follows:

•
Expected lease term- Our expected lease term includes the contractual lease period. The expected lease term is used in determining the depreciable life of the asset or the straight-line rent recognition period for the portion of the lease payment allocable to the land component.

•
Incremental borrowing rate- We estimate our incremental borrowing rate. For build-to-suit leases recorded on our consolidated balance sheet with a related build-to-suit lease obligation, the incremental borrowing rate is used in allocating our rental payments between interest expense and a reduction of the outstanding build-to-suit lease obligation.

•
Fair market value of leased asset- The fair market value of a build-to-suit lease property is based on replacement cost of the pre-construction shell and comparable market data. Fair market value is used in determining the amount of the property asset and related build-to-suit lease obligation to be recognized on our consolidated balance sheet for build-to-suit leases.

Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three and six months ended June 30, 2016, as compared to the recent accounting pronouncements described in our 2015 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Collaboration revenue	$333	$278	20%
Total revenue	$333	$278	20%

	Six Months Ended June 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Collaboration revenue	$598	$871	(31)%
Total revenue	$598	$871	(31)%
Total revenue for the three months ended June 30, 2016 and 2015 was $0.3 million and $0.3 million, respectively, and was $0.6 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 2014. The portion of the amounts recognized as collaboration revenue for the milestone and the development reimbursements were based on the relative selling price method in applying multiple element accounting. See Note 7 to the Condensed Consolidated Financial Statements regarding “Roche License Agreement” for more information.
Collaboration revenue for the three months ended June 30, 2016 and 2015 consisted of reimbursement for research services of $0.3 million and $0.3 million, respectively.
Collaboration revenue for the six months ended June 30, 2016 consisted of reimbursement for research services of $0.6 million. Conversely, collaboration revenue for the six months ended June 30, 2015 consisted of the following amounts: reimbursement for research services of $0.6 million, and reimbursement for development costs of $3.0 million (of which $0.2 million was recognized as collaboration license revenue and $2.7 million was recognized as a reduction in research and development expenses).
Operating Expenses

	Three Months Ended June 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Research and development	$32,359	12,791	153%
General and administrative	8,134	5,522	47%
Total operating expenses	$40,493	18,313	121%

	Six Months Ended June 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Research and development	$52,852	$23,364	126%
General and administrative	15,316	10,571	45%
Total operating expenses	$68,168	$33,935	101%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three and six months ended June 30, 2016 were $40.5 million and $68.2 million, respectively, and for three and six months ended June 30, 2015 were $18.3 million and $33.9 million, respectively.
Our R&D expenses primarily consisted of personnel costs and related expenses, including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003, PRX004 and our discovery programs. Pursuant to our License Agreement with Roche, in 2014 we make payments to

Roche for our share of the development expenses incurred by Roche related to PRX002 program, which is included in our R&D expense. We recorded reimbursements from Roche for development and supply services based on the relative percentages as an offset to R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $19.6 million, or 153%, for three months ended June 30, 2016, and increased by $29.5 million, or 126%, for the six months ended June 30, 2016, compared to the same periods in the prior year. The increase for the three months ended June 30, 2016 compared to the same period in the prior year was primarily due to an increase in external expenses for product manufacturing primarily related to NEOD001 and PRX004, higher personnel costs including share-based compensation expenses and higher external expenses for clinical trial costs associated with the NEOD001 program and to a lesser extent PRX003. The increase for the six months ended June 30, 2016 compared to the same period in the prior year was primarily due to an increase in external expenses for product manufacturing primarily related to NEOD001 and PRX004 and higher external expenses related to clinical trial costs associated with the NEOD001 program and to a lesser extent PRX003 and higher personnel costs including share-based compensation expenses.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002 and PRX003) and other R&D expenses for the three and six months ended June 30, 2016 and 2015, and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2016	2015	2016	2015
NEOD001 (1)	$22,377	$7,367	$35,613	$12,315	$104,924
PRX002 (2)	$1,797	$1,824	3,192	3,777	40,974
PRX003 (3)	2,637	1,890	5,067	3,768	39,372
Other R&D (4)	5,548	1,710	8,980	3,504
	$32,359	$12,791	$52,852	$23,364

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three and six months ended June 30, 2016, $0.7 million and $1.9 million, respectively, and $1.5 million and $2.7 million for the three and six months ended June 30, 2015, respectively, were recorded as an offset to R&D expenses.

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
We expect our R&D expenses to continue to increase in 2016 over the prior year primarily due to increased spending for the NEOD001 program in connection with the ongoing VITAL Phase 3 clinical trial and the PRONTO Phase 2b clinical trial, and to a lesser extent increased spending for our PRX004 preclinical program.
General and Administrative Expenses

Our G&A expenses increased by $2.6 million, or 47%, and $4.7 million, or 45%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily due to higher personnel costs, including share-based compensation expenses.
We expect our G&A expenses to continue to increase in the second half of 2016 in support of our anticipated R&D growth with increases in personnel, legal and other administrative expenses.
Other Income (Expense)

	Three Months Ended June 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Interest income (expense), net	$(10)	$40	(125)%
Other expense, net	(86)	(87)	(1)%
Total Other Income (Expense)	(96)	(47)	104%

	Six Months Ended June 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Interest income (expense), net	$267	$66	305%
Other expense, net	(293)	(20)	1,365%
Total Other Income (Expense)	$(26)	$46	(157)%
Interest income (expense), net decreased by $50,000, or 125% and increased by $201,000, or 305%, for the three and six months ended June 30, 2016, respectively. The decrease for the three months ended June 30, 2016 compared to the same period in the prior year was primarily due to interest expense associated with the build-to-suit lease transaction offset in part by higher balances in our cash and money market accounts. The increase for the six months ended June 30, 2016 compared to the same period in the prior year was primarily due to higher balances in our cash and money market accounts offset in part by interest expense associated with the build-to-suite lease transaction. Other expense, net for the three and six months ended June 30, 2016 were primarily due to foreign exchange losses from trans actions with vendors denominated in Euros.
Provision for Income Taxes

	Three Months Ended June 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Provision for income taxes	189	195	(3)%

	Six Months Ended June 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Provision for income taxes	$370	$461	(20)%
The tax provisions were $189,000 and $370,000 for the three and six months ended June 30, 2016, respectively, and $195,000 and $461,000 for the three and six months ended June 30, 2015, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources

Overview

	June 30,	December 31,
	2016	2015
Working capital	$417,142	$355,187
Cash and cash equivalents	442,948	370,586
Total assets	502,562	385,236
Total liabilities	71,697	24,567
Total shareholders’ equity	430,865	360,669
Working capital was $417.1 million as of June 30, 2016, an increase of $62.0 million from working capital of $355.2 million as of December 31, 2015. This increase in working capital during the six months ended June 30, 2016 was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $128.6 million from our public offering in January 2016, partially offset by use of cash for operating expenses during the same period.
As of June 30, 2016, we had $442.9 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of June 30, 2016, $26.5 million of our outstanding cash and cash equivalents related to U.S. operations that management asserts was permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Six Months Ended June 30, 2016 and 2015
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(52,683)	$(25,860)
Net cash used in investing activities	(4,998)	(68)
Net cash provided by financing activities	130,043	134,738
Net increase in cash and cash equivalents	$72,362	$108,810
Cash Used in Operating Activities

Net cash used in operating activities was $52.7 million for the six months ended June 30, 2016, primarily due to use of $68.2 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accounts payable and accrued liabilities.
Net cash used in operating activities was $25.9 million for the six months ended June 30, 2015, primarily due to use of $33.9 million for operating expenses (adjusted to exclude non-cash charges) and increases in accounts payable and accrued liabilities and a decrease in prepaid expenses.
Cash Used in Investing Activities
Net cash used in investing activities was $5.0 million and $68,000 for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities for the six months ended June 30, 2016 related primarily to $4.1 million restricted cash that collateralized the standby letter of credit related to the March 2016 sublease for our New Facility and the balance related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $130.0 million for the six months ended June 30, 2016, primarily from the net proceeds of $128.6 million from our January 2016 public offering and from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Net cash provided by financing activities was $134.7 million for the six months ended June 30, 2015, primarily from net proceeds of $131.4 million from our April 2015 public offering and from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Off-Balance Sheet Arrangements
At June 30, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of June 30, 2016 consist of minimum cash payments under a build-to-suit lease obligation of $39.0 million, operating leases of $11.4 million, purchase obligations of $17.2 million (of which $11.5 million is included in accrued current liabilities) and contractual obligations under license agreements of $1.4 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases (1)	$11,432	$1,090	$2,246	$2,326	$2,410	$2,287	$1,073
Minimum cash payments under build-to-suit lease obligation (1)	39,022	—	3,275	4,915	5,803	5,979	19,050
Purchase obligations	17,181	16,980	86	53	30	32	—
Contractual obligations under license agreements (2)	1,390	140	120	120	120	90	800
Total	$69,025	$18,210	$5,727	$7,414	$8,363	$8,388	$20,923

(1) See Note 7, "Commitments and Contingencies," to our consolidated financial statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for clinical supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $85,000 and $20,000 during the six months ended June 30, 2016 and 2015, respectively. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of June 30, 2016 and December 31, 2015 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $80.6 million, $7.2 million and $41.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
conduct our Phase 3, Phase 2b, Phase 1/2 and open label extension ("OLE") clinical trials for NEOD001, conduct our Phase 1b clinical trial for PRX002, conduct our Phase 1b clinical trial for PRX003, and initiate additional clinical trials for these and other programs;

•	develop and commercialize our product candidates, including NEOD001, PRX002, PRX003 and PRX004;

•	complete preclinical development of other product candidates and initiate clinical trials, if supported by positive preclinical data; and

•	pursue our early stage research and seek to identify additional drug candidates and potentially acquire rights from third parties to drug candidates through licenses, acquisitions or other means.
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
As of June 30, 2016, we had cash and cash equivalents of $442.9 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3, Phase 2b, Phase 1/2 and OLE clinical trials for NEOD001, our Phase 1b clinical trial for PRX002, and our Phase 1b clinical trial for PRX003;

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
The results of the United Kingdom’s referendum on withdrawal from the European Union could have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom (the "UK") elected in a national referendum to withdraw from the European Union (the "EU"). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the UK formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.

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
Although we have ongoing Phase 3, Phase 2b, Phase 1/2 and OLE clinical trials for NEOD001, a Phase 1b clinical trial for PRX002, and a Phase 1b clinical trial for PRX003, there is no assurance that these clinical trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with our Phase 3, Phase 2b, Phase 1/2 or OLE clinical trials for NEOD001, our Phase 1b clinical trial for PRX002, our Phase 1b clinical trial for PRX003, or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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
NEOD001 has been granted orphan drug designation by the FDA for the treatment of AL and AA amyloidosis and by the European Medicines Agency (the "EMA") for the treatment of AL amyloidosis. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a disease or condition that affects a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
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

Boehringer Ingelheim Biopharmaceuticals GmbH & Co. KG (“BI”) has manufactured and is contracted to continue to manufacture clinical supplies of our drug candidate NEOD001 for its clinical trials. We are dependent on BI to continue to manufacture these clinical supplies. We have contracted with Rentschler Biotechnologie GmbH (“Rentschler”) to develop the capability to manufacture drug substance for future commercial supply of NEOD001, if we obtain regulatory approval to market NEOD001. The technology transfer from BI to Rentschler, in order for Rentschler to develop that manufacturing capability, is on-going. In order to be able to use drug substance supplied by Rentschler for commercial purposes, we will need to first establish comparability of drug substance manufactured by Rentschler with clinical supplies manufactured by BI and used by us in clinical development of NEOD001.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2016, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 6,719,760.
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

Dated:	August 2, 2016	Prothena Corporation plc (Registrant)

/s/ Dale B. Schenk
Dale B. Schenk
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Prothena Corporation plc	8-K	001-35676	5/25/2016	3.1

10.1#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan (as of May 19, 2016)	8-K	001-35676	5/25/2016	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________

#	Indicates management contract or compensatory plan or arrangement.

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