Form 10-Q
period 2016-09-30
Prothena Corp plc
filed 2016-11-02
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding as of October 21, 2016 was 34,488,428.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$408,574	$370,586
Receivable from Roche	409	509
Prepaid expenses and other current assets	6,655	6,308
Total current assets	415,638	377,403
Non-current assets:
Property and equipment, net	51,738	3,862
Deferred tax assets	5,988	2,850
Restricted cash	4,056	—
Other non-current assets	2,162	1,121
Total non-current assets	63,944	7,833
Total assets	$479,582	$385,236
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,540	$4,519
Accrued research and development	16,937	12,794
Income taxes payable, current	1,180	—
Other current liabilities	8,251	4,903
Total current liabilities	36,908	22,216
Non-current liabilities:
Income taxes payable, non-current	98	98
Deferred rent	2,118	2,127
Build-to-suit lease obligation, non-current	39,358	—
Other liabilities	—	126
Total non-current liabilities	41,574	2,351
Total liabilities	78,482	24,567
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2016 and December 31, 2015
Issued and outstanding shares — none at September 30, 2016 and December 31, 2015
Ordinary shares, $0.01 par value:	344	317
Authorized shares — 100,000,000 at September 30, 2016 and December 31, 2015
Issued and outstanding shares — 34,456,309 and 31,744,102 at September 30, 2016 and December 31, 2015, respectively
Additional paid-in capital	641,064	489,455
Accumulated deficit	(240,308)	(129,103)
Total shareholders’ equity	401,100	360,669
Total liabilities and shareholders’ equity	$479,582	$385,236
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration revenue	$286	$429	$884	$1,300
Total revenue	286	429	884	1,300
Operating expenses:
Research and development	26,838	17,185	79,690	40,549
General and administrative	16,136	5,905	31,452	16,476
Total operating expenses	42,974	23,090	111,142	57,025
Loss from operations	(42,688)	(22,661)	(110,258)	(55,725)
Other income (expense):
Interest income, net	138	50	405	116
Other expense, net	(268)	(127)	(561)	(147)
Total other income (expense)	(130)	(77)	(156)	(31)
Loss before income taxes	(42,818)	(22,738)	(110,414)	(55,756)
Provision for income taxes	421	238	791	699
Net loss	$(43,239)	$(22,976)	$(111,205)	$(56,455)
Basic and diluted net loss per share	$(1.26)	$(0.73)	$(3.25)	$(1.89)
Shares used to compute basic and diluted net loss per share	34,413	31,441	34,266	29,893
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(111,205)	$(56,455)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,509	588
Share-based compensation	19,718	7,136
Excess tax benefit from share-based award exercises	(827)	(2,351)
Deferred income taxes	(3,156)	(704)
Interest expense under build-to-suit lease transaction	550	—
Loss on sublease	—	261
Changes in operating assets and liabilities:
Receivable from Roche	100	915
Receivable from related party	—	30
Other assets	(964)	304
Accounts payable, accruals and other liabilities	11,004	7,502
Net cash used in operating activities	(83,271)	(42,774)
Investing activities
Purchases of property and equipment	(9,497)	(397)
Change in restricted cash	(4,056)	—
Net cash used in investing activities	(13,553)	(397)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	128,777	131,481
Proceeds from issuance of ordinary shares upon exercise of stock options	2,396	3,562
Excess tax benefit from share-based award exercises	827	2,351
Proceeds from tenant improvement allowance under build-to-suit lease transaction	2,812	—
Net cash provided by financing activities	134,812	137,394
Net increase in cash and cash equivalents	37,988	94,223
Cash and cash equivalents, beginning of the year	370,586	293,579
Cash and cash equivalents, end of the period	$408,574	$387,802

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$1,557	$442

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$4,077	$—
Amounts capitalized under build-to-suit lease transaction	$38,584	$—
Interest capitalized during construction period for build-to-suit lease transaction	$713	$—
Receivable from option exercises	$76	$—
Stock option shortfall	$(18)	$—
Offering costs included in accounts payable and accrued liabilities	$—	$12
 See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a global, late-stage clinical biotechnology company seeking to fundamentally change the course of progressive diseases, with its clinical pipeline of novel therapeutic antibodies. Fueled by its deep scientific understanding built over decades of research in protein misfolding and cell adhesion - the root causes of many serious or currently untreatable amyloid and inflammatory diseases - Prothena is establishing a fully integrated research, development and commercial focus and has advanced several drug candidates into clinical studies while pursuing discovery of additional novel therapies.
The Company's pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002), inflammatory diseases including psoriasis and psoriatic arthritis (PRX003) and ATTR amyloidosis (PRX004).
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
Liquidity and Business Risks
As of September 30, 2016, the Company had an accumulated deficit of $240.3 million and cash and cash equivalents of $408.6 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at September 30, 2016 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulations S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (the "2015 Form 10-K"). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information
The accompanying Unaudited Interim Condensed Consolidated Financial Statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2016, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statements" in the 2015 Form 10-K, with the exception of those noted below.
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of September 30, 2016, the Company had $4.1 million of restricted cash held by a bank in a certificate of deposit as collateral to a standby letter of credit under a build-to-suit lease. This amount is classified as a non-current asset in the Company's Condensed Consolidated Balance Sheet. See Note 6 to the Condensed Consolidated Financial Statements regarding “Build-to-Suit Lease Accounting” for more information.
Build-to-Suit Leases
In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40, “Leases – Sale-Leaseback Transactions (Subsection 05-5),” requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment, net on the Condensed Consolidated Balance Sheets, including capitalized interest costs, for the replacement cost of the pre-existing building plus the amount of estimated construction costs and tenant improvements incurred by the landlord and the Company as of the balance sheet date. The Company records a corresponding build-to-suit lease obligation on its Condensed Consolidated Balance Sheets representing the amounts paid by the lessor.
Once construction is completed, the Company considers the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on the Company’s Condensed Consolidated Balance Sheets at its historical cost, and such asset is depreciated over its estimated useful life. The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The interest rate used for the build-to-suit lease obligation represents the Company’s estimated incremental borrowing rate at inception of the lease, adjusted to reduce any built in loss. The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

Segment and Concentration of Risks
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews all financial information on a consolidated basis.
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheets.
Receivable from Roche as of September 30, 2016 and December 31, 2015 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services. Credit risk exposure is up to the extent of amounts recorded on the Company's Condensed Consolidated Balance Sheets.
As of September 30, 2016, $51.0 million of the Company's long-lived assets were held in the U.S. and $0.8 million were held in Ireland.
The Company does not own or operate facilities for the manufacture, storage, testing or distribution of preclinical or clinical supplies of any of its drug candidates. The Company instead contracts with and relies on third-parties to manufacture, store, test and distribute all preclinical development and clinical supplies of its drug candidates, and the Company plans to continue to do so for the foreseeable future. Currently, the Company has a single source of preclinical or clinical supplies for each of its drug candidates. A delay or inability to obtain such supply could have an adverse effect on the Company's business, financial condition and results of operations.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is permitted after January 1, 2017. The standard permits the use of either retrospective or cumulative effect transition method. The Company is evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (ASC Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. The Company is evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. Under the new guidance, additional paid-in capital pools will be eliminated and entities will be required to recognize the income tax effects of share-based awards in the income statement when share-based awards vest or are settled. ASU 2016-09 also changes the classification of excess tax benefits on the statement of cash flows. It also will allow an employer to repurchase more of an employee's shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to either account for forfeitures as they occur or to continue the current practice of estimating forfeitures at the time of grant. ASU 2016-09 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance related to accounting for cash receipts and cash payments and classification of statement of cash flow. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $361.5 million and $320.5 million in money market funds included in cash and cash equivalents at September 30, 2016 and December 31, 2015, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Machinery and equipment	$8,090	$6,210
Leasehold improvements	2,770	2,828
Purchased computer software	313	167
Construction-in-progress build-to-suit	47,409	—
	58,582	9,205
Less: accumulated depreciation and amortization	(6,844)	(5,343)
Property and equipment, net	$51,738	$3,862
Depreciation expense was $0.8 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Payroll and related expenses	$5,615	$3,774
Professional services	819	325
Deferred rent	336	284
Other	1,481	520
Other current liabilities	$8,251	$4,903

5.	Net income (loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2016 and 2015, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(43,239)	$(22,976)	$(111,205)	$(56,455)
Denominator:
Weighted-average ordinary shares outstanding	34,413	31,441	34,266	29,893
Net loss per share:
Basic and diluted net loss per share	$(1.26)	$(0.73)	$(3.25)	$(1.89)

The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options to purchase ordinary shares	4,170	3,306	4,170	3,306

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

In connection with this Lease, the Company is entitled to a tenant improvement allowance of up to $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the New Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, we have concluded the Company is the deemed owner of the building during the construction period. In connection with the Company’s accounting for this transaction, the Company capitalized $36.0 million within property and equipment, net, including $0.7 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2016. The Company has also recognized structural and non-structural tenant improvements totaling $8.5 million and $11.4 million for the three and nine months ended September 30, 2016 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $2.8 million were reimbursed by the landlord during the three and nine months ended September 30, 2016 through the tenant improvement allowance. The Company will increase the asset as additional building costs are incurred and increase the financing obligation as additional building costs reimbursements are received from the landlord during the construction period. For the three and nine months ended September 30, 2016, we recorded rent expense associated with the ground lease of $0.1 million and $0.2 million, respectively in the Condensed Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $0.6 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, of which 0.2 million and $0.6 million was recognized within the Condensed Consolidated Statement of Operations.

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
In December 2014, the Company entered into a noncancelable operating sublease (the "Sublease") with a third party to sublease a portion of its Current Facility to that party. This Sublease has a three-year term which commenced in January 2015, with options to extend for another year. The Company recognized a loss of $0.4 million in the three months ended March 31, 2015 for the cash difference between the total payments associated with the Sublease, including executory costs, and the amount of Sublease rental receipts over the Sublease term. The Company expects to receive future minimum payments from this Sublease of $0.1 million and $0.3 million in 2016 and 2017, respectively, which is an offset to the lease payments below.
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.3 million as converted using exchange rate as of September 30, 2016, over the term of the lease, assuming current lease payments. Of this obligation, approximately $2.1 million remain outstanding as of September 30, 2016.
Future minimum payments under noncancelable operating leases and future minimum rentals to be received under the Sublease as of September 30, 2016, are as follows (in thousands):

Year Ended December 31,	Operating Lease	Sublease Rental
2016 (three months)	$552	$(131)
2017	2,249	(316)
2018	2,328	—
2019	2,412	—
2020	2,289	—
Thereafter	1,083	—
Total	$10,913	$(447)

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
In June 2016, in connection with the Company's intent to vacate the Current Facility in December 2016, the Company accelerated depreciation related to the leasehold improvements and certain assets that are expected to remain at the Current Facility. The incremental depreciation associated with acceleration of the useful life was $0.6 million and $0.7 million, respectively, for the three and nine months ended September 30, 2016.
In July 2016, the Company, entered into an Agreement to Assign Lease (the “Assignment Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), a wholly owned subsidiary of Merck & Co., Inc., under which the Company agreed to assign to Merck, and Merck agreed to assume from the Company, all of the Company’s right, title and interest as tenant in the lease for the Current Facility.

In July 2016, the Company, Merck, and the landlord entered into a Consent to Assignment and Amendment to Lease, effective as of July 5, 2016, pursuant to which the landlord consented to the Assignment Agreement and the assignment by the Company and the assumption by Merck of the Company’s interest as tenant in the lease contemplated thereby (the “Assignment”), and agreed to release (a) the Company from all of its obligations as tenant under the lease and (b) the Company from all of its obligations as guarantor under that certain Guaranty of Lease dated as of December 21, 2012, in each case that accrue after the Assignment. The Company will account for the assignment when it occurs.

Under the Assignment Agreement, Merck will pay to the Company the amount of $500,000 as consideration for the assignment of the Company’s interest as tenant in the lease and the amount of $100,000 as consideration for the Company’s transfer to Merck of certain furniture, fixtures and equipment located at the Current Facility. Under the Assignment Agreement, the Assignment will occur five (5) business days after the date when the Company provides written notice to Merck that the Company has vacated and decommissioned the Current Facility and certain other customary conditions are satisfied. The Company intends to vacate the Current Facility when it completes construction at the New Facility.

The Assignment Agreement may be terminated by either party if the Assignment does not occur by April 30, 2017, although Merck may extend such date for an additional six (6) months upon notice to the Company. The Assignment Agreement will terminate on October 30, 2017 if the Assignment has not occurred on or before that date.

In March 2016, the Company entered into a noncancelable operating sublease in South San Francisco, California (the “New Facility”). The Company is considered the "accounting owner" of the New Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6. "Build-To-Suit Lease." Future minimum payments under build-to-suit lease obligation as of September 30, 2016, are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation
2016 (three months)	$—
2017	3,275
2018	4,915
2019	5,803
2020	5,979
Thereafter	19,050
Total	$39,022
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2016, the Company had non-cancelable purchase commitments to suppliers for

$21.6 million of which $10.1 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.6 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Purchase Obligations	$21,559	$21,217	$144	$107	$59	$32	$—
Contractual obligations under license agreements (1)	1,590	140	130	130	130	100	960
Total	$23,149	$21,357	$274	$237	$189	$132	$960

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

8. Roche License Agreement
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002. The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". Under this License Agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.3 million and $0.9 million as collaboration revenue for research reimbursement from Roche for the three and nine months ended September 30, 2016, respectively, as compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $1.0 million and $2.4 million in R&D expenses for payments made to Roche during the three and nine months ended September 30, 2016, respectively, as compared to $0.8 million and $2.2 million for the three and nine months ended September 30, 2015, respectively. Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement is recorded as an offset to R&D expenses. In the year ended December 31, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue will be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and nine months ended September 30, 2016 were $1.1 million and $3.0 million, respectively, of which $nil and $nil, was recognized as collaboration license revenue and $1.1 million and $3.0 million, respectively, were recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the three and nine months ended September 30, 2015 were $1.2 million and $4.2 million, respectively, of which $nil and $0.2 million, respectively, were recognized as collaboration license revenue and $1.2 million and $4.0 million, respectively, were recognized as an offset to R&D expenses.
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
Accordingly, the Company recognized payments related to the achievement of this milestone when the milestone was achieved. The milestone payment was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the nine months ended September 30, 2016 and 2015.
9. Shareholders' Equity
Ordinary Shares
As of September 30, 2016, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 34,456,309 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.

Euro Deferred Shares
As of September 30, 2016, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2016. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
The Company granted 132,500 and 1,252,975 share options during the three and nine months ended September 30, 2016, respectively, and 157,500 and 1,083,050 share options during the three and nine months ended September 30, 2015, respectively, under the LTIP. The Company's option awards generally vest over four years. In May 2016, the Company's shareholders approved an increase of 1,850,000 additional ordinary shares authorized for issuance under the LTIP. The aggregate number of ordinary shares authorized for issuance under the LTIP is 7,400,000 ordinary shares, and as of September 30, 2016, 2,475,187 ordinary shares remain available for grant and options to purchase 4,169,765 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $25.66 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2019 related to unvested share-based payment awards at September 30, 2016 is $39.1 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.63 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development(1)	1,990	$1,220	$5,227	$2,953
General and administrative(2)	9,458	1,797	14,491	4,183
Total share-based compensation expense	$11,448	$3,017	$19,718	$7,136
_________________

(1)
Includes $nil and $nil for the three months ended September 30, 2016 and 2015, respectively, and $nil and $42,000 for the nine months ended September 30, 2016 and 2015, respectively, of share-based compensation expense related to options granted to a consultant.

(2)
Includes $6.5 million and nil for the three and nine months ended September 30, 2016 and 2015, respectively, of share-based compensation expense related to the accelerated vesting of stock options to the Company's former CEO upon his death.

The fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2016 and 2015 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	75.2%	77.0%	74.9%	76.2%
Risk-free interest rate	1.3%	1.8%	1.4%	1.8%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$32.50	$40.05	$24.47	$22.52
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s share option activity during the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,142,364	$21.36	8.14	$146,917
Granted	1,252,975	37.31
Exercised	(124,707)	19.83
Canceled	(100,867)	43.53
Outstanding at September 30, 2016	4,169,765	$25.66	6.66	$143,621
Vested and expected to vest at September 30, 2016	3,721,265	$24.39	6.38	$132,851
Vested at September 30, 2016	2,255,642	$18.52	4.85	$93,656
During the three and nine months ended September 30, 2016, the total intrinsic value of options exercised was $2.7 million and $4.1 million, respectively, and $7.0 million and $12.8 million during the three and nine months ended September 30, 2015, respectively, determined as of the date of exercise.
11. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company's income tax provision was $421,000 and $791,000 for the three and nine months ended September 30, 2016, respectively, and $238,000 and $699,000 for the three and nine months ended September 30, 2015, respectively. The provision for income taxes differs from the statutory tax rate of

12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and due to U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; our ability to rapidly assess biological activity of PRX003 in our Phase 1b clinical study; our plan to advance PRX003 into a Phase 2 clinical study; research and development ("R&D") and general and administrative ("G&A") expenses in 2016; and the sufficiency of our cash and cash equivalents. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under “Risk Factors” in this Form 10-Q.
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
Our pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002), inflammatory diseases including psoriasis and psoriatic arthritis (PRX003) and ATTR amyloidosis (PRX004).
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

In July 2016, new clinical data from the NEOD001 Phase 1/2 dose-escalation and expansion study was presented at the 15th International Symposium on Amyloidosis (ISA) demonstrating improvements in three organ systems in previously-treated patients with AL amyloidosis. These new interim data from the Phase 1/2 study as of May 9, 2016, demonstrated best response rates from total cardiac- (n=36) and renal- (n=35) evaluable patients of 53% and 63%, respectively, that are consistent with the interim analysis from the dose-escalation phase published February 2016 in the Journal of Clinical Oncology (Gertz, et al, 2016). NEOD001-treated patients also demonstrated improvement of peripheral neuropathy, evidenced by a mean 35% decrease in the NIS-LL in the expansion cohort (n=11), leading to an 82% response rate. The Phase 1/2 study (N=69) consisted of previously-treated patients with AL amyloidosis and persistent organ dysfunction who received a mean of 2.5 prior lines of plasma cell directed therapy. NEOD001 continued to be safe and well tolerated, with study participants having received more than 900 monthly infusions with a mean treatment duration of 13.2 months.

In August 2016, we published a study in the journal Amyloid that further supports NEOD001’s proposed mechanism of action and features preclinical data demonstrating the binding and phagocytosis clearance properties of NEOD001 and the related murine form of the antibody in tissue samples from multiple organs of patients with AL amyloidosis.

PRX003 for Inflammatory Diseases Including Psoriasis and Psoriatic Arthritis

PRX003 is a monoclonal antibody that targets CD146, also known as melanoma cell adhesion molecule (MCAM), for the potential treatment of inflammatory diseases, including psoriasis and psoriatic arthritis.

In September 2016, we announced plans to advance a Phase 2 clinical study of PRX003 in patients with psoriatic arthritis. PRX003 targets CD146, a cellular adhesion molecule expressed on the surface of Th17 cells, and is designed to block pro-inflammatory Th17 cells from infiltrating into tissue and releasing multiple cytokines that contribute to inflammatory disease pathology in psoriatic arthritis.

We recently initiated a double-blind, placebo-controlled Phase 1b multiple ascending dose study of PRX003 in patients with psoriasis. Because of the visual, defined nature of psoriasis, we expect to be able to rapidly assess the biological activity of PRX003 and establish a clinical foundation to inform the strategic clinical development pathway for psoriasis and/or other inflammatory indications. Prothena's plans to advance a Phase 2 clinical study of PRX003 in psoriatic arthritis, will be based on certain pre-specified criteria being met in an ongoing Phase 1b proof-of-biology study in patients with psoriasis.

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

Except as noted below, there were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2016 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.

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

Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three and nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in our 2015 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Collaboration revenue	$286	$429	(33)%
Total revenue	$286	$429	(33)%

	Nine Months Ended September 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Collaboration revenue	$884	$1,300	(32)%
Total revenue	$884	$1,300	(32)%

Total revenue for the three months ended September 30, 2016 and 2015 was $0.3 million and $0.4 million, respectively, and was $0.9 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Collaboration revenue for the three months ended September 30, 2016 and 2015 consisted of reimbursement for research services of $0.3 million and $0.4 million, respectively.
Collaboration revenue for the nine months ended September 30, 2016 consisted of reimbursement for research services of $0.9 million. Conversely, collaboration revenue for the nine months ended September 30, 2015 consisted of the following amounts: reimbursement for research services of $1.1 million, and reimbursement for development costs of $4.2 million (of which $0.2 million was recognized as collaboration license revenue and $4.0 million was recognized as a reduction in research and development expenses).
Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Research and development	$26,838	$17,185	56%
General and administrative	16,136	5,905	173%
Total operating expenses	$42,974	$23,090	86%

	Nine Months Ended September 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Research and development	$79,690	$40,549	97%
General and administrative	31,452	16,476	91%
Total operating expenses	$111,142	$57,025	95%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three and nine months ended September 30, 2016 were $43.0 million and $111.1 million, respectively, and for three and nine months ended September 30, 2015 were $23.1 million and $57.0 million, respectively.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003, PRX004 and our discovery programs. Pursuant to our License Agreement with Roche, we make payments to Roche for our share of the development expenses incurred by Roche related to PRX002 program, which is included in our R&D expense. We recorded reimbursements from Roche for development and supply services based on the relative percentages as an offset to R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $9.7 million, or 56%, for the three months ended September 30, 2016, and increased by $39.1 million, or 97%, for the nine months ended September 30, 2016, compared to the same periods in the prior year. The increase for the three months ended September 30, 2016 compared to the same period in the prior year was primarily due to an increase in external expenses for product manufacturing primarily related to NEOD001 and to a lesser extent PRX004 and PRX003, higher personnel costs including share-based compensation expenses and higher external expenses for clinical trial costs associated with the NEOD001 program. The increase for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to an increase in external expenses for product manufacturing primarily related to NEOD001 and PRX004 and higher external expenses related to clinical trial costs associated with the NEOD001 program and to a lesser extent PRX003, higher personnel costs including share-based compensation expenses and higher consulting costs.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002 and PRX003) and other R&D expenses for the three and nine months ended September 30, 2016 and 2015, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2016	2015	2016	2015
NEOD001 (1)	$17,640	$10,762	$53,253	$23,077	$122,564
PRX002 (2)	1,959	2,068	5,151	5,845	42,933
PRX003 (3)	3,423	2,342	8,490	6,110	42,795
Other R&D (4)	3,816	2,013	12,796	5,517
	$26,838	$17,185	$79,690	$40,549

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three and nine months ended September 30, 2016, $1.1 million and $3.0 million, respectively, and $1.2 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, were recorded as an offset to R&D expenses.

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
General and Administrative Expenses
Our G&A expenses increased by $10.2 million, or 173%, and $15.0 million, or 91%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily due to higher personnel costs, including share-based compensation expenses (including $7.7 million for the three and nine months ended September 30, 2016 of share-based compensation expense related to the accelerated vesting of stock options and payments due to our former CEO's estate upon his death).
We expect our G&A expenses to continue to increase in 2016 over the prior year in support of our anticipated R&D growth with increases in personnel, legal and other administrative expenses.

Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Interest income (expense), net	$138	$50	176%
Other expense, net	(268)	(127)	111%
Total Other Income (Expense)	$(130)	$(77)	69%

	Nine Months Ended September 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Interest income (expense), net	$405	$116	249%
Other expense, net	(561)	(147)	282%
Total Other Income (Expense)	$(156)	$(31)	403%
Interest income (expense), net increased by $88,000, or 176%, and increased by $289,000, or 249%, for the three and nine months ended September 30, 2016, respectively. The increase for the three and nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to higher balances in our cash and money market accounts offset in part by interest expense associated with the build-to-suit lease transaction. Other expense, net for the three and nine months ended September 30, 2016 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Three Months Ended September 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Provision for income taxes	$421	$238	77%

	Nine Months Ended September 30,		Percentage Change
	2016	2015
	(Dollars in thousands)
Provision for income taxes	$791	$699	13%
The tax provisions were $0.4 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that the Company's U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources
Overview

	September 30,	December 31,
	2016	2015
Working capital	$378,730	$355,187
Cash and cash equivalents	408,574	370,586
Total assets	479,582	385,236
Total liabilities	78,482	24,567
Total shareholders’ equity	401,100	360,669
Working capital was $378.7 million as of September 30, 2016, an increase of $23.5 million from working capital of $355.2 million as of December 31, 2015. This increase in working capital during the nine months ended September 30, 2016 was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $128.6 million from our public offering in January 2016, partially offset by use of cash for operating expenses during the same period.
As of September 30, 2016, we had $408.6 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates and preparation for commercialization. As of September 30, 2016, $30.8 million of our outstanding cash and cash equivalents related to U.S. operations that management asserts was permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Nine Months Ended September 30, 2016 and 2015
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(83,271)	$(42,774)
Net cash used in investing activities	(13,553)	(397)
Net cash provided by financing activities	134,812	137,394
Net increase in cash and cash equivalents	$37,988	$94,223

Cash Used in Operating Activities
Net cash used in operating activities was $83.3 million for the nine months ended September 30, 2016, primarily due to use of $111.1 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accounts payable and accrued liabilities.
Net cash used in operating activities was $42.8 million for the nine months ended September 30, 2015, primarily due to use of $57.0 million for operating expenses (adjusted to exclude non-cash charges) and increases in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $13.6 million and $397,000 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities for the nine months ended September 30, 2016 related primarily to $9.5 million of purchases of property and equipment and $4.1 million restricted cash that collateralized the standby letter of credit related to the March 2016 sublease for our New Facility. Net cash used in investing activities for the nine months ended September 30, 2015 related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $134.8 million for the nine months ended September 30, 2016, primarily from the net proceeds of $128.6 million from our January 2016 public offering, $2.8 million from our landlord for tenant improvement allowance related to our build-to-suit lease, and $3.2 million from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Net cash provided by financing activities was $137.4 million for the nine months ended September 30, 2015, primarily from net proceeds of $131.5 million from our April 2015 public offering and from issuance of common stock upon exercise of stock options and excess tax benefit from stock option exercises.
Off-Balance Sheet Arrangements
At September 30, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of September 30, 2016 consist of minimum cash payments under a build-to-suit lease obligation of $39.0 million, operating leases of $10.9 million, purchase obligations of $21.6 million (of which $10.1 million is included in accrued current liabilities) and contractual obligations under license agreements of $1.6 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases (1)	$10,913	$552	$2,249	$2,328	$2,412	$2,289	$1,083
Minimum cash payments under build-to-suit lease obligation (1)	39,022	—	3,275	4,915	5,803	5,979	19,050
Purchase obligations	21,559	21,217	144	107	59	32	—
Contractual obligations under license agreements (2)	1,590	140	130	130	130	100	960
Total	$73,084	$21,909	$5,798	$7,480	$8,404	$8,400	$21,093

(1) See Note 7, "Commitments and Contingencies," to our consolidated financial statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for clinical supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $558,000 and $147,000 during the nine months ended September 30, 2016 and 2015, respectively. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of September 30, 2016 and December 31, 2015 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $80.6 million, $7.2 million and $41.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
conduct our Phase 3, Phase 2b and open label extension ("OLE") clinical trials for NEOD001, conduct our Phase 1b clinical trial for PRX002, conduct our Phase 1b clinical trial for PRX003, and initiate additional clinical trials for these and other programs;

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
As of September 30, 2016, we had cash and cash equivalents of $408.6 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3, Phase 2b and OLE clinical trials for NEOD001, our Phase 1b clinical trial for PRX002, and our Phase 1b clinical trial for PRX003;

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
We have based our expectations relating to liquidity and capital resources on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of our current product candidates.
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
We are highly dependent on key personnel, including Dr. Gene G. Kinney, our President and Chief Executive Officer. There can be no assurance that we will be able to retain Dr. Kinney or any of our key personnel. The loss of the services of Dr. Kinney or any other person on which we become highly dependent might impede the achievement of our research,development and commercial objectives. Recruiting and retaining qualified scientific and other personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions.
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

We may be adversely affected by earthquakes or other natural disasters

We have a key facility and operations in the San Francisco Bay Area of Northern California, which in the past has experienced severe earthquakes. If an earthquake, other natural disaster or similar event were to occur and prevent us from using all or a significant portion of those operations or local critical infrastructure, or that otherwise disrupts our operations, it could be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We have disaster recovery and business continuity plans, but they may prove to be inadequate in the event of a natural disaster or similar event. We may incur substantial expenses if our disaster recovery and business continuity plans prove to be inadequate. We do not carry earthquake insurance. Furthermore, third parties upon which we are materially dependent upon may be vulnerable to natural disasters or similar events.  Accordingly, such a natural disaster or similar event could have an adverse effect on our business, financial condition or results of operations.

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
Although we have ongoing Phase 3, Phase 2b and OLE clinical trials for NEOD001, a Phase 1b clinical trial for PRX002, a Phase 1b clinical trial for PRX003 and are in preclinical development for PRX004, there is no assurance that this work will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with our Phase 3, Phase 2b or OLE clinical trials for NEOD001, our Phase 1b clinical trial for PRX002, our Phase 1b clinical trial for PRX003, or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2016, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 6,644,952.
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

Dated:	November 1, 2016	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
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