Form 10-K
period 2016-12-31
Prothena Corp plc
filed 2017-02-27
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1,200.9 million, based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
35,028,721 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 17, 2017 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2016.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2016

PART I
ITEM 1. BUSINESS
Overview

Prothena Corporation plc is a global, late-stage clinical biotechnology company establishing fully-integrated research, development and commercial capabilities. Fueled by its deep scientific understanding built over decades of research in protein misfolding and cell adhesion - the root causes of many serious or currently untreatable amyloid and inflammatory diseases - Prothena seeks to fundamentally change the course of progressive diseases associated with this biology.

Our pipeline of antibody-based product candidates targets a number of potential indications including AL amyloidosis (NEOD001), Parkinson's disease and other related synucleinopathies (PRX002), inflammatory diseases, including psoriasis and psoriatic arthritis (PRX003) and ATTR amyloidosis (PRX004). The company continues discovery of additional novel therapeutic candidates where our deep scientific understanding of disease pathology can be leveraged.

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

Our Strategy

Our goal is to be a leading biotechnology company focused on the discovery, development and commercialization of novel immunotherapies for the treatment of diseases that involve protein misfolding or cell adhesion. Key elements of our strategy to achieve this goal are to:

•	Concentrate our discovery and development efforts on diseases that involve protein misfolding or cell adhesion, where we have decades of scientific expertise and experience.

We leverage our core scientific expertise and proprietary technology to develop innovative antibody-based therapeutics for the potential treatment of major unmet medical needs. Our scientists are exclusively focused on the biology of diseases caused by protein misfolding or cell adhesion and our approach leverages the unique insights derived from our immersion in these areas. Once we formulate a novel hypothesis or approach to a known target, we generate antibodies against that target. Specific and selective antibodies are characterized in vitro, then used to test the initial hypothesis in vivo using animal models of disease. We sometimes rely on the use of animal models that have been extensively developed by external laboratories. To establish early clinical proof of concept for our programs, we leverage our insight of disease pathology and, when possible, employ biomarker endpoints as a way to detect signals of biological activity. We may elect to start clinical testing of our antibodies in indications that have well-established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, either by us or potential partners.

•Focus on diseases that lack effective therapies.

We focus on the development and commercialization of therapies for serious and/or life-threatening diseases that currently lack effective therapies or in areas where current therapies have known limitations. Our efforts in AL amyloidosis, Parkinson’s disease, and inflammation are examples of this. In AL amyloidosis, misfolded proteins aggregate and form amyloid, which can accumulate in vital organs, disrupt their normal function and cause death. Today, there are no approved treatments that directly target and clear amyloid that builds up in organs. NEOD001 is intended to neutralize and clear disease-causing amyloid in AL amyloidosis and is the first immunotherapy directly targeting light chain amyloid to receive Fast Track designation from the U.S. Food and Drug Administration (the “FDA”).

Similarly, in Parkinson’s disease, currently approved therapies focus on the alleviation of symptoms without addressing the underlying cause of the disease. Prothena is focusing its efforts to develop a therapeutic with the potential to slow the progression of Parkinson’s disease by targeting the α-synuclein protein. Synucleins are a family of proteins, of which there are three known members: α-synuclein, β-synuclein, and γ-synuclein.  The α- and β-synuclein proteins are found primarily in brain tissue. There is genetic evidence that α-synuclein plays a fundamental role in Parkinson’s disease, and an increasing body of evidence demonstrates that pathogenic forms of α-synuclein can be propagated and transmitted from neuron to neuron. Prothena’s scientists have generated PRX002 - a monoclonal antibody targeting the pathogenic aggregated form of α-synuclein that is designed to slow or reduce the neurodegeneration associated with α-synuclein misfolding and/or its transmission. We are developing PRX002 in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies.

Finally, in inflammatory autoimmune diseases such as psoriatic arthritis, a subset of patients are unresponsive or intolerant to existing therapies, and some therapies do not offer patients sufficient levels of symptom control. Prothena scientists, whose expertise in inflammatory disease stems from the development of Tysabri® for relapsing-remitting multiple sclerosis, have made key discoveries about a specific cell adhesion molecule and its role in initiating or perpetuating an inflammatory disease process. These discoveries are the basis of our strategy for PRX003, an investigational antibody that Prothena is developing as a new immune cell targeting approach to inflammatory disease.

Moving forward, we intend to advance new discovery-stage monoclonal antibody therapeutics with first-in-class or best-in-class potential.

•	Strategically partner, collaborate, and leverage external resources.

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

•	Pursue commercialization strategies to maximize the value of our product candidates or future potential products.

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

Research and Development Pipeline

Our research and development pipeline includes three therapeutic antibody programs in clinical development: NEOD001 for the potential treatment of AL amyloidosis; PRX002, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; and PRX003 for the potential treatment of inflammatory diseases including psoriasis and psoriatic arthritis. We also have a late-stage preclinical program for the potential treatment of ATTR amyloidosis.

The following table summarizes the status of our clinical pipeline:

Our Programs

NEOD001 for the Potential Treatment of AL Amyloidosis

Our most advanced program is NEOD001, an investigational monoclonal antibody that specifically targets the amyloid that accumulates in AL amyloidosis. Systemic amyloidoses, including AL, AA and ATTR amyloidosis, are a complex group of diseases caused by misfolded amyloid proteins that aggregate and deposit in tissue, resulting in progressive organ damage. The most common type, AL amyloidosis or primary systemic amyloidosis, results from hematological disorder involving abnormal plasma cells. Plasma cells normally produce light chains that pair with heavy chains to make functional antibodies. But in AL amyloidosis, something goes awry - the cause remains unknown - whereby a subset of clonal plasma cells overproduce a single light chain, or fragment thereof, in great abundance. These amyloid light chains (AL) misfold to form toxic soluble and insoluble aggregates that deposit in vital organs such as heart, kidneys, and/or the autonomic or peripheral nerves, causing extensive damage, and potentially organ failure and death. In some cases, patients have multiple organ involvement.

AL amyloidosis is a rare, progressive and often fatal disease and there are no approved treatments that directly target the toxic forms of the AL protein that build up in the organs. The Amyloidosis Foundation estimates that approximately 30,000 to 45,000 patients are living with AL amyloidosis in the United States and European Union today. It is estimated that there are approximately 10,000 to 15,000 new cases of AL amyloidosis diagnosed annually in the United States and European Union. The cause of AL amyloidosis remains poorly understood, and we believe this disease is significantly underdiagnosed.

Current treatment for patients with AL amyloidosis may include autologous stem cell transplant or the administration of off-label chemotherapeutic and/or oncologic therapies. The goal of these treatments is to control the hematologic burden by targeting clonal plasma cells in order to decrease the production of new light chain. These chemotherapeutic and/or oncologic agents are associated with known adverse event profiles and patients often become refractory to their hematologic effect and/or relapse. In addition, the target of these therapies is the plasma cells responsible for production of light chain, rather than the toxic light chain in circulation or built up in the organs. Restoring organ function is the goal in the treatment of AL amyloidosis and as such, there remains a significant unmet need to directly target and remove the amyloid deposited on organs, to improve organ function and survival.

NEOD001 is a monoclonal antibody that specifically targets the amyloid that accumulates in AL amyloidosis. Preclinical testing has demonstrated that NEOD001 reacts only with a “cryptic” epitope that is exposed only in the misfolded form of the light chain. The proposed mechanism of action of NEOD001 is to neutralize circulating soluble aggregates and clear deposited insoluble aggregates from organs. NEOD001 received Fast Track designation from the FDA in December 2014.

The purpose of the Fast Track designation is to make important new drugs available to patients earlier. The Fast Track program also provides a company with the ability to submit sections of the Biologic License Application ("BLA") for review before the company submits the complete BLA. This enables the FDA to review sections of the BLA as they are received, rather than waiting until every section of the application is completed, and also allows for Priority Review, which can shorten the standard review of the final BLA to six months. A drug program with Fast Track designation permits the company to have early and frequent communications with the FDA in the development and review of the product candidate, potentially leading to faster drug approval.

In addition, NEOD001 was granted orphan drug designation for the treatment of AL and AA amyloidosis by the FDA in 2012 and for the treatment of AL amyloidosis by the European Medicines Agency (the "EMA") in 2013.

Clinical Development Program for NEOD001

Consistent with a commitment to developing a disease-modifying therapy for patients with AL amyloidosis, Prothena is currently enrolling two global, multi-center, randomized, double-blind, placebo-controlled clinical studies for NEOD001: the PRONTO study (theprontostudy.com) is evaluating NEOD001 in previously-treated patients with AL amyloidosis and persistent cardiac dysfunction, and The VITAL Amyloidosis Study (thevitalstudy.com) is evaluating NEOD001 in newly-diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction.

The VITAL Amyloidosis Study was initiated in December 2014 and is a Phase 3 global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in patients with AL amyloidosis. The trial is designed to support global regulatory approvals. We intend to enroll approximately 230 newly-diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction. Patients will be randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days, with both groups receiving concurrent standard of care therapy.

The composite primary endpoint is event-based, with all-cause mortality or cardiac hospitalizations as qualifying events. Secondary endpoints of the study include evaluation of the cardiac functional biomarker NT-proBNP, the renal functional biomarker proteinuria, the quality of life evaluation Short Forum-36 (“SF-36”), Six-minute Walk Test, and Neuropathy Impairment Score-Lower Limb (“NIS-LL”), a composite clinical scoring scale used as a clinical endpoint in peripheral neuropathy studies. The study was designed with 90% power to detect as little as a 30% change in the event rate between the treatment and placebo groups with a two-sided alpha of 0.05.

The PRONTO study was initiated in October 2015 and is a Phase 2b global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in previously-treated patients with AL amyloidosis and persistent cardiac dysfunction. PRONTO is designed to enroll approximately 100 patients with a primary diagnosis of AL amyloidosis and persistent cardiac dysfunction despite previous treatment with off-label, plasma cell directed therapy. Patients will be randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days.

The primary endpoint is cardiac best response as assessed by NT-proBNP measured over 12 months. Secondary endpoints include evaluations of SF-36, Six-minute Walk Test, proteinuria and NIS-LL. The study was designed with 80% power to detect an absolute difference of 26.5% in NT-proBNP best response rate between the treatment and placebo groups with a two-sided alpha of 0.05.

Cardiac, Renal and Peripheral Neuropathy Responses in Phase 1/2 Multiple Ascending Dose Study

The VITAL Amyloidosis Study and the PRONTO study were initiated based on positive interim data from the Phase 1/2 multiple ascending dose clinical study. In 2015, data from an interim assessment from the dose escalation phase of the Phase 1/2 clinical study were reported in oral presentations at both the American Society for Clinical Oncology Annual Meeting (ASCO) and the 20th Congress of the European Hematology Association (EHA) and subsequently published in February 2016 in the Journal of Clinical Oncology.

In July 2016, we presented positive interim data from the Phase 1/2 clinical study from patients in both the dose escalation and expansion phases at the International Symposium on Amyloidosis (ISA), and in December 2016, results from the completed study were presented in an oral session at the American Society of Hematology (ASH) Annual Meeting.

The Phase 1/2 study of NEOD001 enrolled patients with AL amyloidosis with persistent organ dysfunction who had been previously treated with standard-of-care plasma cell directed therapy. The Phase 1/2 study consisted of a dose escalation phase (n=27) and expansion phase (n=42) which evaluated safety, tolerability, pharmacokinetics and immunogenicity of NEOD001 as well as the specific clinical activity against cardiac and renal endpoints. The expansion phase of this study also evaluated clinical activity against neuropathy endpoints. The 42 patients in the expansion phase of the study were enrolled into three prospectively-defined cohorts as follows: 15 patients with predominantly cardiac dysfunction, 16 patients with renal dysfunction and 11 patients with predominantly peripheral neuropathy. All patients received 24 mg/kg of NEOD001 by intravenous infusion every 28 days.

Results of the Phase 1/2 study demonstrated that NEOD001 was safe and well-tolerated in patients with AL amyloidosis and persistent organ dysfunction. In this study, clinical assessments demonstrated improvements in three organ systems in previously treated patients with AL amyloidosis.

In a best response analysis of patients in the Phase 1/2 study who received NEOD001, 53% or 19 of 36 total cardiac-evaluable patients demonstrated a cardiac response, defined as more than 30% and 300 pg/mL decrease in levels of NT-proBNP. These cardiac best response rates compared favorably to cardiac response rates of 0% to 15% from available published historical data in patients previously treated with plasma cell directed therapy, and were consistent with the best response rate of 57%, or 8 of 14 cardiac-evaluable patients, reported in the interim analysis of the dose escalation phase (n=27) of the NEOD001 Phase 1/2 study published in the Journal of Clinical Oncology in February 2016.

In a best response analysis of patients in the Phase 1/2 study who received NEOD001, 64%, or 23 of 36 total renal-evaluable patients, demonstrated a renal response, defined as a 30% decrease in proteinuria in the absence of estimated glomerular filtration rate (eGFR) worsening. These renal best response rates compared favorably to renal response rates of 17% to 29% from published historical data in patients previously treated with plasma cell directed therapy, and were consistent with the best response rate of 60%, or 9 of 15 renal-evaluable patients, reported in the interim analysis of the dose-escalation phase (n=27) of the NEOD001 Phase 1/2 study published in the Journal of Clinical Oncology in February 2016.

In addition, an improvement in peripheral neuropathy in patients in the prospectively defined peripheral neuropathy expansion cohort was demonstrated by a mean 35% (median 23%) decrease in NIS-LL measured at month 10, indicating improvement to a third organ system in NEOD001-treated patients. Complete resolution of peripheral neuropathy, as measured by NIS-LL, was achieved in two patients in this cohort. Improvements in patient NIS-LL scores resulted in a response rate of 82% or nine of 11 patients in the peripheral neuropathy expansion cohort of the Phase 1/2 study. A response on the NIS-LL is defined as a less than 2-point increase on the 88-point scale.

Safety, Tolerability, Pharmacokinetics and Immunogenicity

Data from the Phase 1/2 study demonstrated that monthly infusions (every 28 days) of NEOD001 were safe and well-tolerated in patients with AL amyloidosis and persistent organ dysfunction. A total of 69 patients received more than 990 infusions, of up to 24 mg/kg, with a mean treatment duration of 12.8 months. No hypersensitivity reactions or drug-related serious adverse events were reported and no anti-NEOD001 antibodies were detected. NEOD001 also demonstrated excellent pharmacokinetic properties, supporting a dose level of 24 mg/kg administered every 28 days. The most commonly reported treatment-emergent adverse events of those occurring in more than 10% of subjects, regardless of relationship to study drug, were fatigue, nausea, upper respiratory tract infection, peripheral edema, diarrhea, anemia, increased blood creatinine, dizziness, cough, constipation, headache, vomiting, dyspnea, pain in extremity, back pain, muscle spasms, rash and urinary tract infection. No dose limiting toxicities were observed and no patient discontinued treatment due to drug-related adverse events.

PRX002 for the Potential Treatment of Parkinson’s Disease and other synucleinopathies

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

There is genetic evidence for a causal role of α-synuclein in Parkinson’s disease. In rare cases of familial forms of Parkinson’s disease, there are mutations in the synuclein protein sequence, or duplication and triplications of the relevant gene leading to high levels of α-synuclein production, which may cause α-synuclein protein to form amyloid-like fibrils that contribute to the disease. There is also increasing evidence that this disease-causing α-synuclein can be propagated and transmitted from neuron to neuron, resulting in an infection-like spread of neuronal death. Recent studies in cellular and animal models suggest that the spread of α-synuclein-associated neurodegeneration can be disrupted by targeting aberrant forms of α-synuclein.

Parkinson’s disease is a degenerative disorder of the central nervous system that affects approximately seven to ten million people worldwide, making it the second most common neurodegenerative disease after Alzheimer's. The disease is characterized by the neuronal accumulation of aggregated α-synuclein in the CNS and peripheral nervous system that results in a wide spectrum of worsening progressive motor and non-motor symptoms. While diagnosis relies on motor symptoms classically associated with Parkinson's disease, non-motor symptoms may present many years earlier. Current treatments for Parkinson's disease are primarily directed at managing the early motor symptoms of the disease, mainly through the use of levodopa and dopamine agonists and only address a subset of symptoms such as motor impairment, dementia, or psychosis. Symptomatic therapies do not target the underlying cause of the disease and as the disease progresses and dopaminergic neurons continue to be lost, these drugs lose effectiveness, often leading to debilitating side effects as the disease progresses. The goal of our approach is to slow the progressive neurodegenerative consequences of disease, a current unmet need. PRX002 targets α-synuclein and may slow or reduce the neurodegeneration associated with synuclein misfolding and/or transmission.

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

During 2014, together with Roche, we advanced PRX002 into clinical development with the initiation of two Phase 1 studies. Results of the first study, a Phase 1 double-blind, placebo-controlled, single ascending dose trial, were presented in June 2015 as part of the late breaking session at the 19th International Congress of Parkinson's Disease and Movement Disorders and published in December 2016 in the journal Movement Disorders. The data demonstrated that PRX002 was safe and well-tolerated in healthy volunteers, meeting the primary objective of the study. Further, results from this study showed that administration of PRX002 led to a mean reduction of free serum α-synuclein levels of up to 96.5%. These overall results were statistically significant (p < 0.0001). Reduction of free serum α-synuclein, a protein potentially involved in the onset and progression of Parkinson's disease and the target of PRX002, was shown to be robust, rapid, and dose- and time-dependent after a single dose. No serious adverse events or hypersensitivity reactions were reported. PRX002 demonstrated favorable pharmacokinetic properties. The most common treatment emergent adverse events were headache, nausea, vessel puncture site pain, viral infection, and viral upper respiratory tract infection. In this study, all PRX002-related adverse events were mild, no dose limiting toxicities were observed and no anti-drug antibodies were detected.

Results of the second study, a Phase 1b double-blind, placebo-controlled, multiple ascending dose study of PRX002 in patients with Parkinson’s disease that was designed to assess the safety, tolerability, pharmacokinetics and immunogenicity of PRX002, were announced in November 2016. The 80 patients with Parkinson’s disease in this study were randomized into six escalating dose cohorts to receive PRX002 or placebo (2:1 randomization for 0.3, 1, 3 or 10 mg/kg, and 3:1 randomization for 30 or 60 mg/kg). In this six-month study, patients received three monthly doses (intravenous infusion once every 28 days) of PRX002 or placebo and were followed for an observational period of three months. All dose levels of PRX002 were found to have an acceptable safety and tolerability profile in patients with Parkinson’s disease, meeting the primary objective of the study. Robust central nervous system (CNS) penetration was demonstrated by a dose-dependent increase in PRX002 levels in cerebrospinal fluid (CSF), and a mean concentration of PRX002 in CSF of 0.3% relative to serum across all dose levels, which exceeded out expectations based on our preclinical experience. Data from the study also demonstrated rapid, dose- and time-dependent mean reduction in levels of free serum alpha-synuclein of up to 97% after a single dose, which were statistically significant (p < 0.0001), and maintained following two additional monthly doses. No serious or severe treatment emergent adverse events (TEAEs) were reported in PRX002 treated patients. No TEAEs were observed in ten percent or more of PRX002 treated patients. TEAEs greater than placebo in five percent or more of PRX002 treated patients, regardless of relationship to PRX002, included constipation, infusion related reactions (IRRs), diarrhoea, peripheral oedema, and post lumbar puncture syndrome. Mild-to-moderate IRRs, that all resolved, were limited to the 60 mg/kg dose cohort and were observed in four of 12 treated patients. No dose-limiting toxicities were observed. PRX002 demonstrated acceptable pharmacokinetic properties.

The results from these Phase 1 studies support advancing PRX002 into a Phase 2 clinical study.

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

PRX003 for the Potential Treatment of Inflammatory Diseases Including Psoriasis and Psoriatic Arthritis

We are developing PRX003, an investigational monoclonal antibody targeting CD146, also known as melanoma cell adhesion molecule (MCAM), expressed on the surface of pathogenic Th17 cells that are a primary cause of a variety of inflammatory diseases.

CD146 is a cell adhesion molecule expressed on pathogenic Th17 cells that allows certain cells traveling in the bloodstream to leave the circulation and enter tissues. Although Th17 cells represent fewer than 5 percent of T-cells, these cells appear to be disproportionately involved in propagation of inflammatory disease. Targeting the T cell, rather than any individual cytokine, may provide a highly specific way to impact multiple pathogenic processes while leaving the vast majority of immune cells intact to carry out their normal function.

CD146 functions like hook-and-loop fasteners, allowing Th17 cells to adhere to the blood vessel wall and migrate into tissues to initiate the inflammatory process. Our research in the area of cell adhesion has uncovered unique insights into CD146’s function. Specifically, Prothena scientists discovered that laminin α4 is the binding partner for CD146 and developed PRX003 to bind to the specific epitope that blocks the interaction between CD146 and laminin α4.

PRX003 is designed to occupy CD146, leading to downregulation which sequesters pro-inflammatory Th17 cells in the bloodstream and prevents their migration into tissue. PRX003 may also induce the demargination of Th17 cells that are already adherent to blood vessels and/or tissue.

Autoimmune and/or autoinflammatory diseases arise from the body’s inappropriate immune response against substances and tissues normally present in the body. In other words, the immune system mistakes some part of the body as a foreign pathogen and attacks its own cells. The National Institutes of Health estimates 23.5 million Americans have an autoimmune disease, which are often chronic and debilitating.

Psoriasis is a common and chronic autoimmune disease caused by changes in the life cycle of skin cells that cause them to build up on the surface of the skin. The extra skin cells form thick, silvery scales and itchy, dry, red patches that are sometimes painful.

Psoriatic arthritis, a Th17-mediated disease where multiple cytokines contribute to pathology, is a potentially debilitating disease characterized by pain, stiffness and swelling in the joints and the surrounding ligaments and tendons. Psoriatic arthritis can be disabling and cause irreversible joint damage if left untreated. Psoriatic arthritis impacts as many as 1 million people in the US, EU5, and Japan. According to the National Psoriasis Foundation, nearly one in four people with psoriasis may have undiagnosed psoriatic arthritis and as many as 45 percent of patients with psoriatic arthritis are currently dissatisfied with their current treatment.

Current treatment for many types of inflammatory diseases may entail the use of broad acting immunosuppressive agents that weaken the body’s ability to fight infection.

Clinical Development Program for PRX003

Our strategy is to pursue psoriasis initially to allow for potential rapid feedback on the biological activity of PRX003 and establish a solid clinical foundation to inform our decisions as we explore the full development potential of this antibody in psoriasis and other inflammatory indications.

In June 2016, we announced data from a Phase 1 single ascending dose study of PRX003 in healthy volunteers, that was designed to assess the safety, tolerability, pharmacokinetics and immunogenicity of PRX003. The 40 healthy volunteers in this double-blind, placebo-controlled, single ascending dose study were randomized 3:1 into five escalating dose cohorts (0.3 mg/kg, 1 mg/kg, 3 mg/kg, 10 mg/kg or 30 mg/kg) to receive either PRX003 or placebo. The data demonstrated that PRX003 was safe and well-tolerated following a single infusion, up to and including the highest dose level tested of 30 mg/kg. Data from the study also demonstrated that administration of PRX003 led to greater than 95% neutralization of CD146 at saturating drug exposures. The data showed a statistically significant (p<0.0001) dose-dependent duration of downregulation of CD146 on Th17 cells.

In the second quarter of 2016, we initiated a randomized, double-blind, placebo-controlled, Phase 1b multiple ascending dose proof-of-biology study of PRX003 designed to further assess the safety, tolerability, pharmacokinetics and immunogenicity of PRX003 in approximately 44 patients with psoriasis. If certain pre-specified criteria are met in this study, our strategy is to advance PRX003 into a Phase 2 clinical study in psoriatic arthritis.

PRX004 for the Potential Treatment of ATTR Amyloidosis

PRX004 is an investigational monoclonal antibody designed to specifically target and clear the misfolded (toxic) forms of the TTR amyloid protein found in ATTR amyloidosis.

Transthyretin-mediated amyloidosis (ATTR amyloidosis) is a rare, progressive and sometimes fatal disease characterized by deposition of aggregates of misfolded protein, or amyloid. There are three types of ATTR amyloidosis: hereditary ATTR with cardiomyopathy (hATTR-CM); wild-type ATTR which occurs sporadically and also involves cardiomyopathy; and hereditary ATTR with polyneuropathy (hATTR-PN).

The TTR protein is produced primarily in the liver and in its normal tetrameric form serves as a carrier for thyroxin and vitamin A. In hereditary hATTR-PN and hATTR-CM the body makes a mutant form of the TTR protein. There are more than 100 reported types of TTR mutations that promote amyloid fibril formation, which most commonly affect the heart (hATTR-CM) and nervous system (hATTR-PN). Wild-type ATTR (wtATTR) is similar to hereditary ATTR except that the protein that is deposited is the misfolded, non-mutated transthyretin protein. The wild-type transthyretin protein is less prone to forming amyloid deposits than the mutated form and patients usually develop the disease at 65 years of age or older.

Prothena has generated monoclonal antibodies that selectively bind to amyloidogenic (diseased) forms of the transthyretin (ATTR) protein. Preclinical data published in March 2016 in the journal Amyloid suggest that Prothena's antibodies have unique biological activity that may lead to the prevention of deposition, and enhancement of clearance, of ATTR in patients with both wild type and hereditary TTR-mediated amyloidosis.

Currently in preclinical development, Prothena plans to advance PRX004 into the clinic as a potential therapy for ATTR amyloidosis.

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

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the design, development, testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising, promotion and marketing of pharmaceutical products, including biologics. The FDA does so under the U.S. Federal Food, Drug, and Cosmetic Act and its implementing regulations, and the U.S. Public Health Service Act and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending product approval applications until manufacturing or other alleged deficiencies are brought into compliance. The FDA and other comparable regulatory authorities also have the authority to cause the withdrawal of approval of a marketed product or to impose labeling restrictions.

The pricing of pharmaceutical products is regulated in many countries and the mechanism of price regulation varies. In the U.S., while there are limited indirect federal government price controls over private sector purchases of drugs, it is not possible to predict future regulatory action or private sector initiatives on the pricing of pharmaceutical products.

Product Approval

United States. In the U.S., our drug candidates are regulated as biologic pharmaceuticals, or biologics. The FDA regulates biologics under the U.S. Food, Drug, and Cosmetics Act, U.S. Public Health Service Act and its implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

•	submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may begin and must be updated annually;

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice ("GLP") regulations;

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

The FDA also enforces the requirements of the U.S. Prescription Drug Marketing Act, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians. Sales, marketing and scientific/educational grant programs must comply with the U.S. Anti-Kickback Statute, the U.S. False Claims Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990, as amended. We may also be subject to the U.S. Physician Payment Sunshine Act (the "Sunshine Act") which regulates disclosure of payments to healthcare professionals and providers.

The U.S. Foreign Corrupt Practices Act (the “FCPA”) and U.K. Bribery Act prohibit companies and their representatives from offering, promising, authorizing or making payments to governmental officials (and certain private individuals under the U.K. Bribery Act) for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we interact with may meet the definition of a government official for purposes of the FCPA. Failure to comply with domestic or non-domestic laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

Orphan Drugs

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a BLA. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state and other government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and other governments have continued implementing cost containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost- containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Other Healthcare Laws

Although we currently do not have any products on the market, if our drug candidates are approved and we begin commercialization, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and other jurisdictions in which we conduct our business. Such laws include, without limitation, anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

We own or hold exclusive licenses to a number of issued U.S. patents and pending U.S. patent applications, as well as issued non-U.S. patents and pending Patent Cooperation Treaty applications and non-U.S. counterparts. As of December 31, 2016, our patent portfolio included the following patents or patent applications that we own or have exclusively licensed from other parties:

•	Approximately 4 patent families related to AL or AA amyloidosis, including our NEOD001 program;

•	Approximately 13 patent families related to Parkinson’s disease and other synucleinopathies, including our PRX002 program;

•	Approximately 12 patent families related to inflammatory diseases including psoriasis, including our PRX003 program;

•	Approximately 4 patent families related to ATTR amyloidosis, including our PRX004 program; and

•	Approximately 9 patent families related to other potential targets of intervention and diseases.

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The U.S. Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

The patents referenced above have expiration dates ranging from 2020 through 2037 (excluding any available patent term extensions).

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
Manufacturing
We do not own or operate facilities for the manufacture, packaging, labeling, storage, testing or distribution of preclinical or clinical supplies of any of our drug candidates. We instead contract with and rely on third-parties to manufacture, package, label, store, test and distribute all pre-clinical development and clinical supplies of our drug candidates, and we plan to continue to do so for the foreseeable future. We also rely on third-party consultants to assist us with managing these third-parties and with our manufacturing strategy.
NEOD001 - Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) has manufactured and is contracted to continue to manufacture clinical supplies of our drug candidate NEOD001 for all of its clinical trials. We are dependent on BI to continue to manufacture these clinical supplies.
We have contracted with Rentschler Biotechnologie GmbH (“Rentschler”) to develop the capability to manufacture and supply drug substance of NEOD001, and to so supply NEOD001 to us for worldwide commercial sale purposes if we apply for and obtain regulatory approval to market NEOD001.  In order to be able to use drug substance supplied by Rentschler for commercial purposes, we will need to first establish comparability of drug substance manufactured by Rentschler with clinical supplies manufactured by BI and used by us in clinical development of NEOD001.
PRX002 - BI manufactured clinical supplies of our drug candidate PRX002 for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose clinical trials. It is intended that Roche, with whom we are collaborating on development of PRX002, will manufacture clinical supplies for any Phase 2 and subsequent clinical trials.
PRX003 - BI is our third-party manufacturer of clinical supplies of our drug candidate PRX003.  We are dependent on BI to continue to manufacture these clinical supplies.
PRX004 - Rentschler is our third party manufacturer of clinical supplies of our drug candidate PRX004.  We are dependent on Rentschler to manufacture these clinical supplies in order to initiate clinical trials for PRX004.
Research and Development
Our research and development expenses totaled $119.5 million, $58.4 million, and $38.5 million in 2016, 2015, and 2014, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2016, we had 96 employees, of whom 65 were engaged in research and development activities and the remainder were working in general and administrative areas.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 2 to the Consolidated Financial Statements included in this report.

Available information

Our principal executive office is at Adelphi Plaza, Upper George’s Street, Dún Laoghaire, Co. Dublin, A96 T927, Ireland, and our telephone number at that address is 011-353-1-236-2500. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Such periodic reports, proxy statements and other information are available for inspection and copying at the SECs Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the

SEC. We also post on the Investors page of our website, www.prothena.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Conduct, which applies to all directors and employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors. Our filings with the SEC are posted on our website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing or telephoning us at: Prothena Corporation plc, Adelphi Plaza, Upper George’s Street, Dún Laoghaire, Co. Dublin, A96 T927, Ireland, 011-353-1-236-2500, or through the Investors page of our website.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, together with all of the other information included in this Form 10-K, in considering our business and prospects. Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of certain risks, uncertainties and other factors that could cause our actual results to differ materially from those anticipated. If any of the following risks, other unknown risks or risks that we think are immaterial occur, our business, financial condition, results of operations, cash flows or growth prospects could be adversely impacted, which could result in a complete loss on your investment.
Risks Relating to Our Financial Position, Our Need for Additional Capital and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $160.1 million, $80.6 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
conduct our Phase 3, Phase 2b and open label extension ("OLE") clinical trials for NEOD001, conduct our Phase 1b clinical trial for PRX003 and initiate additional clinical trials for these and other programs;

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
As of December 31, 2016, we had cash and cash equivalents of $386.9 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3, Phase 2b and OLE clinical trials for NEOD001, our contemplated Phase 2 clinical trial for PRX002, our Phase 1b clinical trial for PRX003 and our contemplated Phase 1 clinical trial for PRX004;

•	the timing, initiation, progress, results and costs of these and our other research, development and commercialization activities;

•	the results of our research and preclinical studies;

•	the costs of clinical manufacturing and of establishing commercial manufacturing arrangements and other commercialization needs;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our ability to establish research collaborations, strategic collaborations, licensing or other arrangements;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates.
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
We are highly dependent on key personnel, including Dr. Gene G. Kinney, our President and Chief Executive Officer. There can be no assurance that we will be able to retain Dr. Kinney or any of our key personnel. The loss of the services of Dr. Kinney or any other person on whom we are highly dependent might impede the achievement of our research, development and commercial objectives.
Recruiting and retaining qualified scientific and other personnel are critical to our growth and future success. Competition for qualified personnel in our industry is intense. We may not be able to attract and retain these personnel on acceptable terms given that competition. Failure to recruit and retain qualified personnel could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Although we have ongoing Phase 3, Phase 2b and OLE clinical trials for NEOD001, contemplate a Phase 2 clinical trial for PRX002, have an ongoing Phase 1b clinical trial for PRX003 and contemplate a Phase 1 clinical trial for PRX004, there is no assurance that this work will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with our Phase 3, Phase 2b or OLE clinical trials for NEOD001 , our Phase 1b clinical trial for PRX003 or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

•	conditions imposed on us by the FDA or any other regulatory authority regarding the scope or design of our clinical trials;

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
The regulatory approval processes of the FDA and comparable authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA and comparable regulatory authorities is inherently unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any drug candidate and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.
Our drug candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities that a drug candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities for approval;

•	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a Biologic License Application ("BLA") or other submission or to obtain regulatory approval in the U.S. or elsewhere;

•	the FDA or comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or

•	the approval policies or regulations of the FDA or comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
NEOD001 has been granted orphan drug designation by the FDA for the treatment of AL and AA amyloidosis and by the European Medicines Agency (the "EMA") for the treatment of AL amyloidosis. Under the U.S. Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a disease or condition that affects a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
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
In order to market drug candidates in a particular country or jurisdiction, we must establish and comply with numerous and varying regulatory requirements of that country or jurisdiction, including with respect to safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain, for example, FDA approval in the U.S. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another country or jurisdiction, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in one country or jurisdiction or any delay or setback in obtaining such approval would impair our ability to develop other markets for our drug candidates.
Both before and after marketing approval, our drug candidates are subject to ongoing regulatory requirements and continued regulatory review, and if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions and the sale of any approved products could be suspended.
Both before and after regulatory approval to market a particular drug candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice ("cGMP") requirements and current good clinical practice ("cGCP") requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA and other applicable U.S. and other regulatory authorities could subject us to administrative or judicially imposed sanctions, including:

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
Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

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
Some of our research and development activities involve the controlled storage, use, and disposal of hazardous materials. We are subject to U.S. federal, state, local and other countries' and jurisdictions' laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that our safety procedures for the handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials, and we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. Because we believe that our laboratory and materials handling policies and practices sufficiently mitigate the likelihood of materials liability or third-party claims, we currently carry no insurance covering such claims. An accident could damage, or force us to shut down, our operations.
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
In both U.S. and non-U.S. markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers, and other organizations. There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Third-party payors are also increasingly attempting to contain healthcare costs by demanding price discounts or rebates limiting both coverage and the amounts that they will pay for new drugs, and, as a result, they may not cover or provide adequate payment for our drug candidates. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or licensing approval is granted. In some countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborators might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay commercial launch of the drug, possibly for lengthy time periods, and negatively impact our ability to generate revenue from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.
U.S. and other governments continue to propose and pass legislation designed to reduce the cost of healthcare. In the U.S., we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the U.S. will continue to put pressure on pharmaceutical product pricing. For example, in 2010, the U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Law”), was enacted. The Healthcare Reform Law substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the Healthcare Reform Law of importance to the pharmaceutical industry are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the minimum rebates a manufacturer must pay under the U.S. Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the U.S. False Claims Act and the U.S. Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

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
In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Law was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in 2013 and will stay in effect through 2024 unless additional congressional action is taken. In 2013, the U.S. American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.
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
Our drug candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The U.S. Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biologic products.
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
If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse and other healthcare laws and regulations, including, without limitation, the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy regulations of U.S. federal, state, local and other countries and jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the U.S. Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created new federal criminal statutes that impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
the U.S. Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and were required to report detailed payment data and submit legal attestation to the accuracy of such data during Phase 2 of the program (which began in May 2014). Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year;

•
HIPAA, as amended by the U.S. Health Information Technology and Clinical Health Act, and its implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•
analogous state and other jurisdictions' laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and other jurisdictions' laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and other jurisdictions' laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and other jurisdictions' laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Healthcare Reform Law, among other things, amended the intent requirements of the U.S. Anti-Kickback Statute and the criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the Healthcare Reform Law provided that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act.
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
We currently have clinical trial liability insurance coverage for all of our clinical trials. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our drug candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our ordinary share price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
Risks Related to Our Dependence on Third Parties
We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of any such clinical trials.
We do not have the ability to independently conduct clinical trials for our drug candidates, and we rely on third parties, such as consultants, contract research organizations, medical institutions and clinical investigators, to assist us with these activities. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Although we have and will enter into agreements with these third parties, we will be responsible for confirming that our clinical trials are conducted in accordance with their general investigational plans and protocols. Moreover, the FDA and other comparable regulatory authorities require us to comply with regulations and standards, commonly referred to as cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We have no manufacturing capacity and depend on third-party manufacturers to supply us with preclinical and clinical trial supplies of all of our drug candidates, and we will depend on third-party manufacturers to supply us with any drug products for commercial sale if we obtain marketing approval from the FDA or any other comparable regulatory authority for any of our drug candidates.
We do not own or operate facilities for the manufacture, packaging, labeling, storage, testing or distribution of preclinical or clinical supplies of any of our drug candidates. We instead contract with and rely on third parties to manufacture, package, label, store, test and distribute pre-clinical and clinical supplies of our drug candidates, and we plan to continue to do so for the foreseeable future. We also rely on third-party consultants to assist us with managing these third-parties and with our manufacturing strategy. If any of these third-parties fail to perform these activities for us, preclinical or clinical development of our drug candidates could be delayed, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.
If the FDA or any other comparable regulatory authority approves any of our drug candidates for commercial sale, we expect to continue to rely, at least initially, on third-parties to manufacture, label, store, test and distribute commercial supplies of such approved drug product. Significant scale-up of manufacturing may require additional comparability validation studies, which the FDA or other comparable regulatory authorities must review and approve. Our third-party manufacturers might not be able to successfully establish such comparability or increase their manufacturing capacity in a timely or economic manner, or at all. If our third-party manufacturers are unable to successfully establish comparability or increase their manufacturing capacity for any drug product, and we are unable to timely establish our own manufacturing capabilities, the commercial launch of that drug product could be delayed or there could be a shortage in supply, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.
Our third-party manufacturers' facilities could be damaged by fire, power interruption, information system failure, natural disaster or other similar event, which could cause a delay or shortage in supplies of our drug candidates, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.
Our drug candidates require, and any future drug product will require, precise, high quality manufacturing, labeling, storage and testing that meet stringent cGMP, other regulatory requirements and other standards. Our third-party manufacturers are subject to ongoing periodic and unannounced inspections by the FDA and other comparable regulatory authorities to ensure compliance with these cGMPs, other regulatory requirements and other standards. We do not have control over, and are dependent upon, our third-party manufacturers’ compliance with these cGMPs, regulations and standards. Any failure by a third-party manufacturer to comply with these cGMPs, regulations or standards or that compromises the safety of any of our drug candidates or any drug product could cause a delay or suspension of production of preclinical or clinical supplies of our drug candidates or commercial supplies of drug products, cause a delay or suspension of preclinical or clinical development, product approval and commercialization of our drug candidates or drug products, result in seizure or recall of clinical or commercial supplies, result in fines and civil penalties, result in liability for any patient injury or death or otherwise increase our costs, any of which could have an adverse effect on our business, financial condition, results of operations and growth prospects. If a third-party manufacturer cannot or fails to perform its contractual commitments, does not have sufficient capacity to meet our preclinical, clinical or eventual commercial requirements or fails to meet cGMPs, regulations or other standards, we may be required to replace it or qualify an additional third-party manufacturer. Although we believe there are a number of potential alternative manufacturers, the number of manufacturers with the necessary manufacturing and regulatory expertise and facilities to manufacture biologics like our antibodies is limited. In addition, we could incur significant additional costs and delays in identifying and qualifying any new third-party manufacturer, due to the technology transfer to such new manufacturer and because the FDA and other comparable regulatory authorities must approve any new manufacturer prior to manufacturing our drug candidates. Such approval would require successful technology transfer, comparability and other testing and compliance inspections. Transferring manufacturing to a new manufacturer could therefore interrupt supply, delay our clinical trials and any commercial launch and/or increase our costs for our drug candidates, any of which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) has manufactured and is contracted to continue to manufacture clinical supplies of our drug candidate NEOD001 for its clinical trials. We are dependent on BI to continue to manufacture these clinical supplies. We have contracted with Rentschler Biotechnologie GmbH (“Rentschler”) to develop the capability to manufacture and supply drug substance of NEOD001, and to so supply NEOD001 to us for worldwide commercial sale purposes if we apply for and obtain regulatory approval to market NEOD001. In order to be able to use drug substance supplied by Rentschler for commercial purposes, we will need to first establish comparability of drug substance manufactured by Rentschler with clinical supplies manufactured by BI and used by us in clinical development of NEOD001.

BI also manufactured clinical supplies of our drug candidate PRX002 for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose trials. It is intended that Roche, with whom we are collaborating on development of PRX002, will manufacture clinical supplies for the contemplated Phase 2 and any subsequent clinical trials.

BI is also our third-party manufacturer of clinical supplies of our drug candidate PRX003. We are dependent on BI to continue to manufacture these clinical supplies.

Rentschler is also our third-party manufacturer of clinical supplies of our drug candidate PRX004. We are dependent on Rentschler to manufacture these clinical supplies in order to initiate clinical trials for PRX004.
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
In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or our affiliates. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office (the "USPTO") for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and non-U.S. patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our product candidates will be considered patentable by the USPTO and courts in the U.S. or by the patent offices and courts in other countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In 2011, the U.S. Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO subsequently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
The laws of some jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in other jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in other jurisdictions, our business prospects could be substantially harmed.
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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future clinical trials;

•	our collaboration with Roche pursuant to the License Agreement to develop and commercialize PRX002, as well as any future Licensed Products targeting α-synuclein;

•	failure or delays in advancing our preclinical drug candidates or other drug candidates we may develop in the future, into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2016, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 6,349,145.

If we are unable to maintain effective internal controls, our business could be adversely affected.
We are subject to the reporting and other obligations under the U.S. Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the U.S. Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.
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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable years ended December 31, 2016, 2015 or 2014. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for any future taxable year.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries or offices in Ireland, the U.S. and other jurisdictions. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service agreements. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in our industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and inter-group arrangements. Responding to or defending against challenges from taxing authorities could be expensive and time consuming, and could divert management’s time and focus away from operating our business. We cannot predict whether and when taxing authorities will conduct an audit, challenge our tax structure or the cost involved in responding to any such audit or challenge. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, all of which could have an adverse effect on our business, financial condition, results of operations or growth prospects.
Future changes to the tax laws relating to multinational corporations could adversely affect us.
Under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the U.S. Internal Revenue Code, U.S. Treasury Regulations or other IRS guidance thereunder could adversely affect our status as a foreign corporation or otherwise affect our effective tax rate. In addition, the U.S. Congress, the IRS, the Organization for Economic Co-operation and Development and other governments and agencies in jurisdictions where we do business have recently focused on issues related to the taxation of multinational corporations, and specifically in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our business, financial condition, results of operations or growth prospects.
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
As an Irish incorporated company, we are governed by the Irish Companies Act 2014 (the "Companies Act"), which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our ordinary shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
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

Irish law requires that our shareholders renew every five years the authority of our Board of Directors to issue shares and to do so for cash without applying the statutory pre-emption right, and if our shareholders do not renew these authorizations by September 26, 2017 (or any renewal is subject to limitations), our ability to raise additional capital to fund our operations would be limited.

As an Irish incorporated company, we are governed by the Companies Act. The Companies Act requires that every five years our shareholders renew the separate authorities of our Board to (a) allot and issue shares and (b) opt out of the statutory pre-emption right that otherwise applies to share issuances for cash (which pre-emption right would require that shares issued for cash be offered to our existing shareholders on a pro rata basis before the shares may be issued to new shareholders). Our Constitution currently authorizes our Board to issue ordinary shares up to the amount of our authorized share capital, and to opt out of the statutory pre-emption right for such issuances. Under Irish law, these authorizations expire on September 26, 2017, five years after the adoption of our Constitution. Irish law requires that our shareholders renew the authority for our Board to issue ordinary shares by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Irish law requires that our shareholders renew the authority of our Board to opt out of the statutory pre-emption right in share issuances for cash by a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. If these authorizations are not renewed before September 26, 2017, or are renewed with limitations, our Board would be limited in its ability to issue shares, which would limit our ability to raise additional capital to fund our operations, including the research, development and potential commercialization of our product candidates.

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

In South San Francisco, California, we occupy approximately 129,000 square feet of office and laboratory space (the “New Facility”) under a lease which expires in December 2023.

In December 2016, we vacated approximately 50,400 square feet of office and laboratory space at a facility in South San Francisco, California, under a lease which expires in November 2020 (the "Former Facility"), 14,000 square feet of which is occupied by a third party under a sublease which expires in December 2017. In July 2016, we, Merck and the landlord for the Former Facility entered into a Consent to Assignment and Amendment to Lease, effective as of July 5, 2016, pursuant to which the landlord consented to the Assignment Agreement and the assignment by us and the assumption by Merck of our interest as tenant in the lease to the Former Facility (the “Assignment”), and agreed to release (a) us from all of its obligations as tenant under the lease of the Former Facility and (b) us from all of its obligations as guarantor under that certain Guaranty of Lease dated as of December 21, 2012, in each case that accrue after the Assignment. The Assignment occurred in January 2017.

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

	Price Range Per Share
	High	Low
Fiscal 2016
Fourth quarter	$68.18	$40.58
Third quarter	$64.50	$35.04
Second quarter	$51.45	$33.53
First quarter	$67.32	$28.20
Fiscal 2015
Fourth quarter	$76.42	$40.47
Third quarter	$70.52	$42.20
Second quarter	$55.97	$30.14
First quarter	$45.00	$18.76
On February 10, 2017, the closing price of our ordinary shares was $52.01.
Holders
There were approximately 1,265 shareholders of record of our ordinary shares as of February 10, 2017. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Performance Graph(1)
The following graph shows a comparison from December 21, 2012 through December 31, 2016 of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.
COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/21/2012	12/31/2012	6/30/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Prothena Corporation plc	$100	$102	$179	$368	$313	$288	$732	$946	$486	$683
Nasdaq Composite Index	$100	$100	$113	$138	$146	$157	$165	$166	$160	$178
Nasdaq Biotechnology Index	$100	$99	$126	$164	$186	$220	$268	$246	$187	$192
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

Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Irish Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present, the Financial Transfers Act prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Burma (Myanmar), Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland.
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
CAT is currently levied at a rate of 33% above certain tax-free thresholds. The appropriate tax-free threshold is dependent upon (i) the relationship between the donor and the donee and (ii) the aggregation of the values of previous gifts and inheritances received by the donee from persons within the same category of relationship for CAT purposes. Gifts and inheritances passing between spouses are exempt from CAT. Our shareholders should consult their own tax advisers as to whether CAT is creditable or deductible in computing any domestic tax liabilities.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Collaboration revenue	$1,055	$1,607	$50,320	$—	$—
Revenue—related party	—	—	534	676	2,658
Total revenue	1,055	1,607	50,854	676	2,658
Operating expenses:
Research and development	119,534	58,439	38,452	26,052	34,139
General and administrative	41,056	23,105	19,051	15,051	9,929
Total operating expenses	160,590	81,544	57,503	41,103	44,068
Loss from operations	(159,535)	(79,937)	(6,649)	(40,427)	(41,410)
Other income (expense):
Interest income, net	556	196	79	71	5
Other income (expense), net	15	(170)	231	(225)	—
Total other income (expense)	571	26	310	(154)	5
Loss before income taxes	(158,964)	(79,911)	(6,339)	(40,581)	(41,405)
Provision for income taxes	1,144	701	811	415	6
Net loss	$(160,108)	$(80,612)	$(7,150)	$(40,996)	$(41,411)
Basic and diluted net loss per share (1)	$(4.66)	$(2.66)	$(0.29)	$(2.20)	$(2.84)
Shares used to compute basic and diluted net loss per share	34,351	30,326	24,672	18,615	14,593

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents and restricted cash	$390,979	$370,586	$293,579	$176,677	$124,860
Total assets	459,976	385,236	304,116	182,410	129,283
Other non-current liabilities	53,498	2,351	2,188	1,734	1,055
Total liabilities	94,573	24,567	14,227	9,140	2,799
Shareholders’ equity	365,403	360,669	289,889	173,270	126,484
_________________

(1)
Prior to December 21, 2012, we operated as part of Elan and not as a separate stand-alone entity. As a result, we did not have any ordinary shares outstanding prior to December 21, 2012. The calculation of basic and diluted net loss per share assumes that the 14,496,929 ordinary shares issued to Elan shareholders in connection with the separation from Elan have been outstanding for the year ended December 31, 2012 and that the 3,182,253 ordinary shares issued to Elan upon separation have been outstanding since December 20, 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K, including under Item 1- Business and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; the possible clinical benefits of NEOD001, PRX002 and PRX003; a contemplated Phase 2 study for PRX002 and a possible Phase 2 study for PRX003; the contemplated clinical development of PRX004; research and development ("“R&D”) and general and administrative (“G&A”) expenses in 2017; and the sufficiency of our cash and cash equivalents. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Item 1A - Risk Factors of this Form 10-K.

•	our ability to obtain additional financing in future offerings;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop, manufacture and commercialize products;

•	our collaboration with Roche pursuant to the License Agreement;

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents, and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of our ordinary share price;

•	business disruptions; and

•	the other risks and uncertainties described in Item 1A - Risk Factors of this Form 10-K.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Form 10-K.

Overview

Prothena Corporation plc is a global, late-stage clinical biotechnology company establishing fully-integrated research, development and commercial capabilities. Fueled by its deep scientific understanding built over decades of research in protein misfolding and cell adhesion - the root causes of many serious or currently untreatable amyloid and inflammatory diseases - Prothena seeks to fundamentally change the course of progressive diseases associated with this biology.
Our pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002), inflammatory diseases including psoriasis and psoriatic arthritis (PRX003) and ATTR amyloidosis (PRX004). The Company continues discovery of additional novel therapeutic candidates where our deep scientific understanding of disease pathology can be leveraged.
We are a public limited company formed under the laws of Ireland. We separated from Elan Corporation, plc (“Elan”) on December 20, 2012. After the separation from Elan, and the related distribution of the Company's ordinary shares to Elan's shareholders, our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.

Recent Developments

NEOD001 for the Potential Treatment of AL Amyloidosis

NEOD001 is an investigational monoclonal antibody that targets circulating misfolded soluble light chain and deposited insoluble amyloid for the potential treatment of AL amyloidosis.

Results from the dose-escalation portion (n=27) of the Phase 1/2 clinical study of NEOD001 in patients with AL amyloidosis and persistent organ dysfunction were published in the Journal of Clinical Oncology in February 2016. In July 2016, we presented positive interim data from the Phase 1/2 clinical study from patients in both the dose escalation and expansion phases (N=69) at the International Symposium on Amyloidosis (ISA); and in December 2016, results from the completed study were presented in an oral session at the American Society of Hematology (ASH) Annual Meeting.

Results from this Phase 1/2 study demonstrated that NEOD001 was safe and well-tolerated in patients with AL amyloidosis and persistent organ dysfunction. The analysis showed that a total of 69 patients across the dose-escalation and expansion portions of the study received more than 990 infusions of up to 24 mg/kg, with a mean treatment duration of 12.8 months. In a best response analysis of patients in the Phase 1/2 study who received NEOD001, 53% or 19 of 36 total cardiac-evaluable patients demonstrated a cardiac response, defined as more than 30% and 300 pg/mL decrease in levels of NT-proBNP. These cardiac best response rates compared favorably to cardiac response rates of 0% to 15% from available published historical data in patients previously treated with plasma cell directed therapy, and were consistent with the best response rate of 57%, or 8 of 14 cardiac-evaluable patients, reported in the interim analysis of the dose escalation phase (n=27) of the NEOD001 Phase 1/2 study published in the Journal of Clinical Oncology in February 2016.

In a best response analysis of patients in the Phase 1/2 study who received NEOD001, 64%, or 23 of 36 total renal-evaluable patients, demonstrated a renal response, defined as a 30% decrease in proteinuria (a renal function biomarker) in the absence of estimated glomerular filtration rate (eGFR) worsening. These renal best response rates compared favorably to renal response rates of 17% to 29% from published historical data in patients previously treated with plasma cell directed therapy, and were consistent with the best response rate of 60%, or 9 of 15 renal-evaluable patients, reported in the interim analysis of the dose-escalation phase (n=27) of the NEOD001 Phase 1/2 study published in the Journal of Clinical Oncology in February 2016.

In addition, an improvement in peripheral neuropathy in patients in the prospectively defined peripheral neuropathy expansion cohort was demonstrated by a mean 35% (median 23%) decrease in the Neuropathy Impairment Score-Lower Limb (“NIS-LL”) measured at month 10, indicating improvement to a third organ system in NEOD001-treated patients. Complete resolution of peripheral neuropathy, as measured by NIS-LL, was achieved in two patients in this cohort. Improvements in patient NIS-LL scores resulted in a response rate of 82% or 9 of 11 patients in the peripheral neuropathy expansion cohort of the Phase 1/2 study. A response on the NIS-LL is defined as a less than 2-point increase on the 88-point scale.

In August 2016, we published a study in the journal Amyloid that further supports NEOD001’s proposed mechanism of action and features preclinical data demonstrating the binding and phagocytosis clearance properties of NEOD001 and the related murine form of the antibody in tissue samples from multiple organs of patients with AL amyloidosis.

PRX002 for the Potential Treatment of Parkinson’s Disease and other synucleinopathies

PRX002 is an investigational monoclonal antibody targeting alpha-synuclein designed to slow the progressive neurodegeneration associated with synuclein misfolding and/or the cell-to-cell transmission of the pathogenic forms of synuclein in Parkinson’s disease and other synucleinopathies. PRX002, also known as RG7935, is the focus of a worldwide collaboration between Prothena and Roche.

In November 2016, we announced data from a Phase 1b multiple ascending dose study of PRX002 in patients with Parkinson’s disease that was designed to assess the safety, tolerability, pharmacokinetics and immunogenicity of PRX002. The 80 patients with Parkinson’s disease in this Phase 1b double-blind, placebo-controlled, multiple ascending dose study were randomized into six escalating dose cohorts to receive PRX002 or placebo (2:1 randomization for 0.3, 1, 3 or 10 mg/kg, and 3:1 randomization for 30 or 60 mg/kg). All dose levels of PRX002 were found to have an acceptable safety and tolerability profile in patients with Parkinson’s disease, meeting the primary objective of the study. Robust central nervous system (“CNS”) penetration was demonstrated by a dose-dependent increase in PRX002 levels in cerebrospinal fluid (“CSF”), and a mean concentration of PRX002 in CSF of 0.3% relative to serum across all dose levels, which exceeded our expectations based on our preclinical experience. Data from the study also demonstrated rapid, dose- and time-dependent mean reduction in levels of free serum alpha-synuclein of up to 97% after a single dose, which were statistically significant (p < 0.0001), and maintained following two additional monthly doses. The data from the Phase 1b multiple ascending dose study supports advancing PRX002 into a Phase 2 clinical study.

PRX003 for the Potential Treatment of Inflammatory Diseases, Including Psoriasis and Psoriatic Arthritis

PRX003 is an investigational monoclonal antibody that targets CD146, also known as melanoma cell adhesion molecule (MCAM), for the potential treatment of inflammatory diseases, including psoriasis and psoriatic arthritis.

In June 2016, we presented results of a Phase 1 single ascending dose study of PRX003 in an oral session at The European League Against Rheumatism (EULAR) 17th Annual European Congress of Rheumatology that demonstrated target engagement. The data demonstrated that PRX003 was safe and well-tolerated following a single infusion, up to and including the highest dose level tested of 30 mg/kg. In addition, results from this study showed that administration of PRX003 led to greater than 95 percent neutralization of CD146 at saturating drug exposures. The data also showed a statistically significant (p<0.0001) dose-dependent duration of downregulation of CD146 on Th17 cells.

In the second quarter of 2016, we initiated a randomized, double-blind, placebo-controlled, Phase 1b multiple ascending dose proof-of-biology study of PRX003 designed to further assess the safety, tolerability, pharmacokinetics and immunogenicity of PRX003 in patients with psoriasis.

In September 2016, we announced a strategy to advance a Phase 2 clinical study of PRX003 in patients with psoriatic arthritis based on certain pre-specified criteria being met in the ongoing Phase 1b multiple ascending dose proof-of-biology study of PRX003 in patients with psoriasis.

PRX004 for the Potential Treatment of ATTR amyloidosis

PRX004 is an investigational monoclonal antibody designed to specifically target and clear the misfolded (toxic) forms of TTR amyloid protein for the potential treatment of ATTR amyloidosis.

In March 2016, we published preclinical data in the journal Amyloid suggesting that our antibodies have unique biological activity that may lead to the prevention of deposition, and enhancement of clearance, of ATTR in patients with both wild type and hereditary TTR-mediated amyloidosis.

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

•
Incremental borrowing rate- We estimate our incremental borrowing rate. For build-to-suit leases recorded on our consolidated balance sheets with a related build-to-suit lease obligation, the incremental borrowing rate is used in allocating our rental payments between interest expense and a reduction of the outstanding build-to-suit lease obligation.

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
Total share-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $24.9 million, $10.4 million, and $5.6 million, respectively.
The information contained in Note 2 to the Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.
Results of Operations
Comparison of Years Ended December 31, 2016, 2015 and 2014
Revenue

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Collaboration revenue	$1,055	$1,607	$50,320	(34)%	(97)%
Revenue—related party	—	—	534	—%	(100)%
Total revenue	$1,055	$1,607	$50,854	(34)%	(97)%
Total revenue was $1.1 million, $1.6 million and $50.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 2014. The portion of the amounts recognized as collaboration revenue for the milestone and the development reimbursements were based on the relative selling price method in applying multiple element accounting. See Note 8 to the Consolidated Financial Statements “Roche License Agreement” for more information.
Collaboration revenue for the year ended December 31, 2016 consisted of reimbursement for research service of $1.1 million. Collaboration revenue for the year ended December 31, 2015 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $5.1 million (of which $0.2 million was recognized as collaboration license revenue) and reimbursement for research services of $1.4 million. Conversely, collaboration revenue for the year ended December 31, 2014 consisted of the following amounts: a one-time, non-refundable, non-creditable upfront payment of $30.0 million (which was recognized as collaboration license revenue), a clinical milestone payment from Roche of $15.0 million (of which $13.3 million was recognized as collaboration revenue), reimbursement for development costs of $6.0 million (of which $5.3 million was recognized as collaboration license revenue) and reimbursement for research services of $1.7 million.
Related-party revenue for the year ended December 31, 2014 was comprised of fees earned from the provision of research and development services to Elan. Total related-party revenue decreased by $142,000, or 21%, during the year ended December 31, 2014, compared to the corresponding period of the prior year. Since our research and development services agreement with Elan terminated in December 2014, we did not have any related-party revenue in the years ended December 31, 2016 and 2015.
Operating Expenses

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Research and development	$119,534	$58,439	$38,452	105%	52%
General and administrative	41,056	23,105	19,051	78%	21%
Total operating expenses	$160,590	$81,544	$57,503	97%	42%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the years ended December 31, 2016, 2015 and 2014 were $160.6 million, $81.5 million, and $57.5 million, respectively.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003, PRX004, our discovery programs, and in 2014 included cost of providing research services to Elan. Pursuant to our License Agreement with Roche, we make payments to Roche for our share of the development expenses incurred by Roche related to PRX002 program, which is included in our R&D expense. We also recorded reimbursements from Roche for development and supply services based on the relative percentages as an offset to R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $61.1 million, or 105%, for the year ended December 31, 2016, compared to the prior year. The increase for the year ended December 31, 2016 compared to the prior year was primarily due to an increase in external expenses related to product manufacturing related to NEOD001 and to a lesser extent PRX003 and PRX004 and higher clinical trial costs associated primarily with the NEOD001 program and to a lesser extent the PRX003 program, higher personnel costs (including share-based compensation expenses) and higher consulting expenses.
Our R&D expenses increased by $20.0 million, or 52%, for the year ended December 31, 2015, compared to the prior year. The increase for the year ended December 31, 2015 compared to the prior year was primarily due to an increase in external expenses related to clinical trial costs associated with the NEOD001 program and to a lesser extent the PRX003 and PRX002 programs, higher personnel costs (including share-based compensation expenses) and higher consulting expenses, which were offset in part by lower external expenses related to product manufacturing.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.

The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002 and PRX003) and other R&D expenses for the years ended December 31, 2016, 2015 and 2014, and the cumulative amounts to date (in thousands):

	Year Ended December 31,			Cumulative to Date
	2016	2015	2014
NEOD001 (1)	$81,405	$33,872	$8,203	$150,716
PRX002 (2)	6,554	7,472	9,373	44,336
PRX003 (3)	15,135	8,580	13,670	49,440
Other R&D (4)	16,440	8,515	7,206
	$119,534	$58,439	$38,452

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense and, in 2014, net of $1.7 million in offset to R&D expenses for a portion of the $15.0 million milestone received from Roche. For the years ended December 31, 2016, 2015 and 2014, $3.6 million, $4.9 million and $2.4 million, respectively, were recorded as an offset to R&D expenses.

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

We expect our R&D expenses to increase in 2017 primarily due to increased spending for the NEOD001 program in connection with the ongoing VITAL Phase 3 clinical trial and the PRONTO Phase 2b clinical trial.
General and Administrative Expenses
Our G&A expenses increased by $18.0 million, or 78%, for the year ended December 31, 2016, compared to the prior year, primarily due to higher personnel costs, including share-based compensation expenses (which for the year ended December 31, 2016 includes $7.7 million and $1.0 million of share-based compensation expense related to the accelerated vesting of stock options and payments due to our former CEO's estate upon his death and accelerated vesting of stock options and payments due to our former Chief Commercial Officer under a separation agreement, respectively) and higher consulting expenses.
Our G&A expenses increased by $4.1 million, or 21%, for the year ended December 31, 2015, compared to the prior year, primarily due to higher personnel costs, including share-based compensation expenses and legal fees associated with being a growing company.
We expect our G&A expenses to continue to increase in 2017 in support of our anticipated R&D growth with increases in personnel, legal and expenses associated with commercial planning activities.
Other Income (Expense)

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Interest income, net	$556	$196	$79	184%	148%
Other income (expense), net	15	(170)	231	(109)%	(174)%
Total Other Income	$571	$26	$310	2,096%	(92)%

Interest income, net increased by $360,000, or 184%, for the year ended December 31, 2016, compared to the prior year, primarily due to $1.2 million higher interest income associated with higher balances in our cash and money market accounts offset by $0.9 million in interest expense associated with our built-to-suit property. Other income (expense), net for the year ended December 31, 2016 were primarily due to foreign exchange gains from transactions with vendors denominated in Euros.
Interest income increased by $117,000, or 148%, for the year ended December 31, 2015, compared to the prior year, primarily due to higher balances in our cash and money market accounts. Other income (expense), net for the year ended December 31, 2015 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Provision for Income Taxes

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Provision for income taxes	$1,144	$701	$811	63%	(14)%
The tax provisions were $1.1 million, $0.7 million, and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
The provision for income taxes increased by $0.4 million for the year ended December 31, 2016, compared to the prior year, due to higher profits generated from our U.S. subsidiary.
Liquidity and Capital Resources
Overview

	December 31,
	2016	2015
Working capital	$350,287	$355,187
Cash and cash equivalents	386,923	370,586
Total assets	459,976	385,236
Total liabilities	94,573	24,567
Total shareholders’ equity	365,403	360,669
Working capital was $350.3 million as of December 31, 2016, a decrease of $4.9 million from working capital of $355.2 million as of December 31, 2015. This decrease in working capital during the year ended December 31, 2016 was principally attributable to higher accounts payable and accrued R&D expenses partially offset by a higher net cash and cash equivalents balance resulting from the net proceeds of $128.6 million from our public offering in January 2016.
As of December 31, 2016, we had $386.9 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates and preparation for commercialization. As of December 31, 2016, $62.5 million of our outstanding cash and cash equivalents related to U.S. operations that management asserts was permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Year Ended December 31, 2016, 2015 and 2014
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(117,269)	$(62,455)	$(683)
Net cash used in investing activities	(16,644)	(1,382)	(499)
Net cash provided by financing activities	154,306	140,844	118,084
Net increase in cash, cash equivalents and restricted cash	$20,393	$77,007	$116,902
Cash Used in Operating Activities
Net cash used in operating activities was $117.3 million for the year ended December 31, 2016, primarily due to use of $160.6 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accounts payable and accrued liabilities.
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
Cash Used in Investing Activities
Net cash used in investing activities was $16.6 million, $1.4 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash used in investing activities for the year ended December 31, 2016 related to $16.6 million of purchases of property and equipment. Net cash used in investing activities for the years ended December 31, 2015 and 2014 related primarily to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $154.3 million for the year ended December 31, 2016, primarily from the net proceeds of $128.6 million from our January 2016 public offering, $14.2 million from our landlord for tenant improvement allowance related to our build-to-suit lease, and $11.5 million from issuance of ordinary shares upon exercise of stock options and excess tax benefit from stock option exercises.
Net cash provided by financing activities was $140.8 million for the year ended December 31, 2015, primarily from the net proceeds of $131.5 million from our April 2015 public offering, proceeds from issuance of ordinary shares upon exercise of stock options of $5.6 million and excess tax benefit from stock option exercises of $3.9 million.
Net cash provided by financing activities for the year ended December 31, 2014 was $118.1 million, primarily from net proceeds from our June 2014 public offering and to a lesser extent from issuance of ordinary shares upon exercise of stock options and excess tax benefit from stock option exercises.

Off-Balance Sheet Arrangements
At December 31, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of December 31, 2016 consist of minimum cash payments under a build-to-suit lease obligation of $39.0 million, operating leases of $10.2 million, purchase obligations of $22.9 million (of which $15.2 million is included in accrued current liabilities) and contractual obligations under license agreements of $1.5 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations represent our non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In August 2015, we entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, we are obligated to make lease payments totaling approximately €2.0 million, or $2.1 million as converted using an exchange rate as of December 31, 2016, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of December 31, 2016.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $39.0 million remains outstanding as of December 31, 2016.
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases (1) (3)	$10,237	$2,235	$2,314	$2,398	$2,275	$217	$798
Minimum cash payments under build-to-suit lease obligation (1)	39,022	3,275	4,915	5,803	5,979	6,165	12,885
Purchase obligations	22,917	22,716	111	58	32	—	—
Contractual obligations under license agreements (2)	1,530	210	130	130	100	100	860
Total	$73,706	$28,436	$7,470	$8,389	$8,386	$6,482	$14,543

(1) See Note 7, "Commitments and Contingencies" to our consolidated financial statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

(3)
As a result of the January 2017 Assignment of the Former SSF Facility, our operating lease commitments will be lowered by $8.4 million over the periods reflected in the table above. In addition, we will not receive the future minimum payments from the Sublease of $0.3 million. See Note 14, Subsequent Events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for clinical supplies which are denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $21,000 during the year ended December 31, 2016, a loss of $170,000 and a gain of $234,000 during the years ended December 31, 2015 and 2014, respectively. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of December 31, 2016 and 2015 are amounts due from Roche entities located in the U.S. and Switzerland under our License Agreement with Roche. We do not believe that our credit risk is significant.
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
We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prothena Corporation plc and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prothena Corporation plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
San Francisco, California
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prothena Corporation plc:
We have audited Prothena Corporation plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prothena Corporation plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Prothena Corporation plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prothena Corporation plc and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Francisco, California
February 24, 2017

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$386,923	$370,586
Receivable from Roche	178	509
Prepaid expenses and other current assets	4,261	6,308
Total current assets	391,362	377,403
Non-current assets:
Property and equipment, net	56,452	3,862
Deferred tax assets	5,913	2,850
Restricted cash	4,056	—
Other non-current assets	2,193	1,121
Total non-current assets	68,614	7,833
Total assets	$459,976	$385,236
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,069	$4,519
Accrued research and development	19,073	12,794
Income taxes payable, current	378	—
Other current liabilities	8,555	4,903
Total current liabilities	41,075	22,216
Non-current liabilities:
Income taxes payable, non-current	98	98
Deferred rent	2,080	2,127
Build-to-suit lease obligation, non-current	51,320	—
Other liabilities	—	126
Total non-current liabilities	53,498	2,351
Total liabilities	94,573	24,567
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2016 and 2015
Issued and outstanding shares — none at December 31, 2016 and 2015
Ordinary shares, $0.01 par value:	348	317
Authorized shares — 100,000,000 at December 31, 2016 and 2015
Issued and outstanding shares — 34,752,116 and 31,744,102 at December 31, 2016 and 2015, respectively
Additional paid-in capital	654,266	489,455
Accumulated deficit	(289,211)	(129,103)
Total shareholders’ equity	365,403	360,669
Total liabilities and shareholders’ equity	$459,976	$385,236
 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Collaboration revenue	$1,055	$1,607	$50,320
Revenue—related party	—	—	534
Total revenue	1,055	1,607	50,854
Operating expenses:
Research and development	119,534	58,439	38,452
General and administrative	41,056	23,105	19,051
Total operating expenses	160,590	81,544	57,503
Loss from operations	(159,535)	(79,937)	(6,649)
Other income (expense):
Interest income, net	556	196	79
Other income (expense), net	15	(170)	231
Total other income	571	26	310
Loss before income taxes	(158,964)	(79,911)	(6,339)
Provision for income taxes	1,144	701	811
Net loss	$(160,108)	$(80,612)	$(7,150)
Basic and diluted net loss per share	$(4.66)	$(2.66)	$(0.29)
Shares used to compute basic and diluted net loss per share	34,351	30,326	24,672
See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(160,108)	$(80,612)	(7,150)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,427	806	743
Share-based compensation	24,929	10,414	5,597
Excess tax benefit from share-based award exercises	(1,019)	(3,855)	(242)
Deferred income taxes	(3,248)	(963)	(990)
Interest expense under build-to-suit lease transaction	863	—	—
(Gain) loss on disposal of fixed asset	—	20	(19)
Loss on sublease	—	261	—
Changes in operating assets and liabilities:
Receivable from Roche	331	1,220	(1,729)
Receivable from related party	—	30	28
Prepaid and other assets	3,363	(937)	(2,352)
Accounts payable, accruals and other liabilities	15,193	11,161	5,431
Net cash used in operating activities	(117,269)	(62,455)	(683)
Investing activities
Purchases of property and equipment	(16,644)	(1,382)	(526)
Proceeds from disposal of fixed assets	—	—	27
Net cash used in investing activities	(16,644)	(1,382)	(499)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	128,777	131,341	117,348
Proceeds from issuance of ordinary shares upon exercise of stock options	10,516	5,648	494
Excess tax benefit from share-based award exercises	1,019	3,855	242
Proceeds from tenant improvement allowance under build-to-suit lease	14,163	—	—
Reduction of build-to-suit lease obligation	(169)	—	—
Net cash provided by financing activities	154,306	140,844	118,084
Net increase in cash, cash equivalents and restricted cash	20,393	77,007	116,902
Cash, cash equivalents and restricted cash, beginning of the year	370,586	293,579	176,677
Cash, cash equivalents and restricted cash, end of the period	$390,979	$370,586	$293,579

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$575	$442	$1,588

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$575	$185	$—
Amounts capitalized under build-to-suit lease transaction	$36,805	$—	$—
Interest capitalized during construction period for build-to-suit lease transaction	$1,179	$—	$—
Receivable from option exercises	$—	$—	$6
Stock option shortfall	$(258)	$—	$—
Offering costs included in accounts payable and accrued liabilities	$—	$18	$—
 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2013	21,856,261	219	214,392	(41,341)	173,270
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	5,462,500	54	117,375	—	117,429
Share-based compensation	—	—	5,597	—	5,597
Excess tax benefit from share-based award exercises	—	—	242	—	242
Issuance of ordinary shares upon exercise of stock options	69,244	1	500	—	501
Net loss	—	—	—	(7,150)	(7,150)
Balances at December 31, 2014	27,388,005	274	338,106	(48,491)	289,889
Issuance of ordinary shares in public offering, net of issuance costs of $8.9 million	3,795,000	38	131,443	—	131,481
Share-based compensation	—	—	10,414	—	10,414
Excess tax benefit from share-based award exercises	—	—	3,855	—	3,855
Issuance of ordinary shares upon exercise of stock options	561,097	5	5,637	—	5,642
Net loss	—	—	—	(80,612)	(80,612)
Balances at December 31, 2015	31,744,102	317	489,455	(129,103)	360,669
Issuance of ordinary shares in public offering, net of issuance costs of $8.5 million	2,587,500	26	128,610	—	128,636
Share-based compensation	—	—	24,929	—	24,929
Excess tax benefit from share-based award exercises	—	—	761	—	761
Issuance of ordinary shares upon exercise of stock options	420,514	5	10,511	—	10,516
Net loss	—	—	—	(160,108)	(160,108)
Balances at December 31, 2016	34,752,116	$348	$654,266	$(289,211)	$365,403

See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a global, late-stage clinical biotechnology company establishing fully-integrated research, development and commercial capabilities. Fueled by its deep scientific understanding built over decades of research in protein misfolding and cell adhesion - the root causes of many serious or currently untreatable amyloid and inflammatory diseases - Prothena seeks to fundamentally change the course of progressive diseases associated with this biology.
The Company's pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002), inflammatory diseases including psoriasis and psoriatic arthritis (PRX003) and ATTR amyloidosis (PRX004). The Company continues discovery of additional novel therapeutic candidates where its deep scientific understanding of disease pathology can be leveraged.
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
Liquidity and Business Risks
As of December 31, 2016, the Company had an accumulated deficit of $289.2 million and cash and cash equivalents of $386.9 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at December 31, 2016 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2016, the Company had $4.1 million of restricted cash held by a bank in a certificate of deposit as collateral to a standby letter of credit under a build-to-suit lease. This amount is classified as a non-current asset in the Company's Consolidated Balance Sheet. See Note 6 to the Consolidated Financial Statements regarding “Build-to-Suit Lease Accounting” for more information.
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

Useful Life
Machinery and equipment	4-7 years
Leasehold improvements	Shorter of expected useful life or lease term
Purchased computer software	4 years
Build-to-suit property	30 years

Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. There were no impairment charges recorded during the years ended December 31, 2016, 2015 and 2014.
Leases
At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating, capital or build-to-suit lease using the criteria in ASC 840, “Leases.”
Certain lease agreements also require the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred.
Operating Leases
For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred liability. Where lease agreements contain rent escalation clauses, rent abatements and/or concessions, such as rent holidays, the Company applies them on a straight-line basis over the lease term. Tenant improvement allowances are recorded as a deferred rent liability and are amortized over the term of the lease as a reduction to rent expense.
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
Revenue under license, development and commercialization agreements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments.
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
To determine the selling price of a separate deliverable, the Company uses the hierarchy as prescribed in ASC Topic 605-25 based on vendor-specific objective evidence (VSOE), third-party evidence (TPE) or best estimate of selling price (BESP). VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the estimated selling price at which the Company would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis to the buyer.
Payments or full reimbursements resulting from the Company's R&D efforts for those arrangements where such efforts are considered as deliverables are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. However, such funding is recognized as a reduction of R&D expense when the Company engages in a R&D project jointly with another entity, with both entities participating in project activities and sharing costs and potential benefits of the project.
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
The Company generally classifies each of its milestones into one of three categories: (i) clinical milestones, (ii) regulatory and development milestones, and (iii) commercial milestones. Clinical milestones are typically achieved when a product candidate advances into or completes a defined phase of clinical research. For example, a milestone payment may be due to the Company upon the initiation of a clinical trial for a new indication. Regulatory and development milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other regulatory authorities. For example, a milestone payment may be due to the Company upon filing of a BLA with the FDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net royalty sales by the licensee of a specified amount within a specified period.
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
Research and Development
Research and development costs are expensed as incurred and include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing prior to FDA and other regulatory approval and third-party service fees, including clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. The objective of the Company's accrual policy is to match the recording of the expenses in its Consolidated Financial Statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on its estimate of the degree of completion of the events specified in the specific clinical study or trial contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.
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

Share-based Compensation
To determine the fair value of share-based payment awards, the Company uses the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures. If actual forfeitures differ from estimates at the time of grant they will be revised in subsequent periods. The Company bases its assumptions on historical data when available or when not available, on a peer group of companies. If factors change and different assumptions are employed in determining the fair value of share-based awards, the share-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period (see Note 10 for further information).
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

Receivable from Roche as of December 31, 2016 and 2015 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of collaboration revenue related to the upfront payment from Roche under the License Agreement, payment from Roche upon achievement of a clinical milestone and reimbursement for research and development services and fees earned from the provision of nonclinical research support to Elan, primarily in the areas of safety, toxicology and regulatory. Credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
As of December 31, 2016, $55.7 million of the Company's long-lived assets were held in the U.S. and $0.8 million were in Ireland. As of December 31, 2015, $3.1 million of the Company's long-lived assets were held in the U.S. and $0.8 million were in Ireland. As of December 31, 2014, all of the Company's long-lived assets were held in the U.S.
The Company does not own or operate facilities for the manufacture, packaging, labeling, storage, testing or distribution of preclinical or clinical supplies of any of its drug candidates. The Company instead contracts with and rely on third-parties to manufacture, package, label, store, test and distribute all pre-clinical development and clinical supplies of our drug candidates, and it plans to continue to do so for the foreseeable future. The Company also relies on third-party consultants to assist in managing these third-parties and assist with its manufacturing strategy.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is permitted after January 1, 2017. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company expects to adopt the requirements of the new standard effective January 1, 2018 using the retrospective with the cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” to help provide interpretive clarifications on the new guidance for ASC Topic 606. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” to improve the guidance on collectibility, noncash consideration, and completed contracts at transition. The Company continues to evaluate the impact that the adoption of these standards will have on its consolidated financial statements in connection with the Roche License Agreement.
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (ASC Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. Note 7 Commitments and Contingencies provides details on the Company's current lease arrangements. The Company is evaluating the provisions of ASC Topic 842 to determine the impact the adoption of ASU 2016-02 will have on its consolidated financial statements however, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on its consolidated balance sheets.
In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting periods in which stock options are exercised. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt this ASU in the first quarter of 2017. Since the

Company has a valuation allowance on certain of its U.S. deferred tax assets as of December 31, 2016 the Company does not expect an impact on its retained earnings upon adoption. The Company will continue to estimate expected forfeitures upon adoption. Subsequent to adoption the Company's income tax expense will be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
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
In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows - Restricted Cash. Under the new guidance, the statement of cash flows will show the changes in the total cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to or from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to amounts in the balance sheet and disclose the nature of any restriction on its cash, cash equivalents or amounts generally described as restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The guidance will be applied retrospectively. If it is impractical for an entity to do so, the entity will apply the guidance prospectively as of the earliest date that is practicable. The Company early adopted ASU 2016-18 in the three months ended December 31, 2016. The presentation was adjusted for all years presented, and as a result all periods presented in the statement of cash flows now include restricted cash along with cash and cash equivalents.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $307.3 million and $320.5 million in money market funds included in cash and cash equivalents at December 31, 2016 and 2015, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Machinery and equipment	$9,629	$6,210
Leasehold improvements	2,769	2,828
Purchased computer software	363	167
Build-to-suit property	51,359	—
	64,120	9,205
Less: accumulated depreciation and amortization	(7,668)	(5,343)
Property and equipment, net	$56,452	$3,862
Depreciation expense was $2.4 million, $0.8 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The depreciation expense for the year ended December 31, 2016 includes incremental depreciation of $1.2 million associated with the acceleration of the useful life of certain leasehold improvements and other assets that were at the Company's former South San Francisco facility. See Note 7, Commitments and Contingencies.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Payroll and related expenses	$6,629	$3,774
Professional services	435	325
Deferred rent	363	284
Other	1,128	520
Other current liabilities	$8,555	$4,903

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended years ended December 31, 2016, 2015 and 2014, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(160,108)	$(80,612)	$(7,150)
Denominator:
Weighted-average ordinary shares outstanding	34,351	30,326	24,672
Net loss per share:
Basic and diluted net loss per share	$(4.66)	$(2.66)	$(0.29)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options to purchase ordinary shares	4,064	3,142	2,612
6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the "Lease") to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Expected future lease payments under the build-to-suit lease as of December 31, 2016 are included in Note 7, “Commitments and Contingencies.”

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the building during the construction period and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Consolidated Balance Sheets as of December 31, 2016. The Company has also recognized structural and non-structural tenant improvements totaling $14.9 million for the year ended December 31, 2016 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. The Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. In addition, for the year ended December 31, 2016, the Company recorded rent expense associated with the ground lease of $0.4 million in the Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $2.0 million for the year ended December 31, 2016, of which $0.9 million was recognized within the Consolidated Statement of Operations.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. As a result, the build-to-suit lease property remains on the Company’s Consolidated Balance Sheets as of December 31, 2016 at its historical cost of $51.4 million and is being depreciated over its estimated useful life starting in the fourth quarter of 2016. As of December 31, 2016, the total amount of the build-to-suit lease obligation was $51.3 million, which is classified as a non-current liability on the Consolidated Balance Sheets. The Company expects to derecognize the build-to-suit lease property and financing lease obligation at the end of the lease term.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of December 31, 2016, none of the standby letter of credit amount has been used.

7.	Commitments and Contingencies
Lease Commitments
Dublin
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.1 million as converted using exchange rate as of December 31, 2016, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of December 31, 2016.

Former SSF Facility

As of December 31, 2016, the Company leased 50,400 square feet of office and research and development space located South San Francisco, California (the “Former SSF Facility”), which lease expires on November 30, 2020. The operating lease for the Former SSF Facility has an annual rent payment of approximately $2.1 million.
In December 2014, the Company entered into a noncancelable operating sublease (the "Sublease") with a third party to sublease a portion of its Former SSF Facility to that party. This Sublease has a three-year term which commenced in January

2015, with options to extend for another year. The Company recognized a loss of $0.4 million in 2015 for the cash difference between the total payments associated with the lease, including executory costs, and the amount of Sublease rental receipts over the Sublease term.
In July 2016, the Company, entered into an Agreement to Assign Lease (the “Assignment Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), a wholly owned subsidiary of Merck & Co., Inc., under which the Company agreed to assign to Merck, and Merck agreed to assume from the Company, all of the Company’s right, title and interest as tenant in the lease for the Former SSF Facility.

In addition, the Company, Merck and the landlord for the Former SSF Facility entered into a Consent to Assignment and Amendment to Lease, effective as of July 5, 2016, pursuant to which the landlord consented to the Assignment Agreement and the assignment by the Company and the assumption by Merck of the Company's interest as tenant in the lease to the Former SSF Facility (the “Assignment”), and agreed to release the Company from all of its obligations as tenant under the lease of the Former SSF Facility including under that certain Guaranty of Lease dated as of December 21, 2012, that accrue after the Assignment.

Under the Assignment Agreement, Merck will pay to the Company the amount of $500,000 as consideration for the assignment of the Company’s interest as tenant in the lease and the amount of $100,000 as consideration for the Company’s transfer to Merck of certain furniture, fixtures and equipment located at the Former SSF Facility. Under the Assignment Agreement, the Assignment will occur five (5) business days after the date when the Company provides written notice to Merck that the Company has vacated and decommissioned the Former SSF Facility and certain other customary conditions are satisfied. The Company vacated the Former SSF Facility in December 2016 when it moved to the Current SSF Facility.
In connection with the Company's pending Assignment of the Former SSF Facility, the Company accelerated depreciation related to the leasehold improvements and certain assets that were expected to remain at the Former SSF Facility. The incremental depreciation associated with acceleration of the useful life was $1.2 million for the year ended December 31, 2016. The Assignment occurred in January 2017.
Future minimum payments under the above-described noncancelable operating leases and future minimum rentals to be received under the Sublease as of December 31, 2016, are as follows (in thousands):

Year Ended December 31,	Operating Leases[1]	Sublease Rental[1]
2017	$2,235	$(316)
2018	2,314	—
2019	2,398	—
2020	2,275	—
2021	217	—
Thereafter	798	—
Total	$10,237	$(316)

(1)
As a result of the January 2017 Assignment of the Former SSF Facility, the Company's operating lease commitments will be lowered by $8.4 million over the periods reflected in the table above. In addition, the Company will not receive the future minimum payments from this Sublease of $0.3 million. See Note 14, Subsequent Events.

The Company recognizes rent expense for its operating leases on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. The Company records payments received from the Sublease as offset against the current period rent expense. Rent expense was $2.2 million, $1.9 million, and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease of 128,751 square feet of office and laboratory space in South San Francisco, California (the “Current SSF Facility”) which expires in December 31, 2023. The Company is considered the "accounting owner" of the Current SSF Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6. "Build-To-Suit Lease." Future minimum payments under build-to-suit lease obligation as of December 31, 2016, are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation
2017	$3,275
2018	4,915
2019	5,803
2020	5,979
2021	6,165
Thereafter	12,885
Total	$39,022
Indemnity Obligations
The Company has entered into indemnification agreements with its current, and former, directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2016 and 2015.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2016, the Company had non-cancelable purchase commitments to suppliers for $22.9 million of which $15.2 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.5 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Purchase Obligations	$22,917	$22,716	$111	$58	$32	$—	$—
Contractual obligations under license agreements (1)	1,530	210	130	130	100	100	860
Total	$24,447	$22,926	$241	$188	$132	$100	$860

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
Collaboration Accounting

The License Agreement was evaluated under ASC 808, "Collaborative Agreements". At the outset of the contract, the Company concluded that this agreement does not qualify as a collaboration under ASC 808 as a result of the Company not sharing significant risks due to the net profit and loss split where Roche incurs substantially more of the costs of the collaboration as well as the Company's opt-out provision. The Company believes that Roche is the principal in the sales transactions with third parties as it is the primary obligor, bearing inventory and credit risk. The Company will record its share of pre-tax commercial profit generated from the collaboration with Roche, as collaboration revenue when the profit share can be reasonably estimated and collectability is reasonably assured. Prior to commercialization of a Licensed Product, the Company's portion of the expenses related to the License Agreement reflected on its income statement will be limited to R&D expenses. After commercialization, if the Company opts-in to co-detail commercialization expenses related to commercial capabilities, including the establishment of a field sales force and other activities to support the Company’s commercialization efforts, will be recorded as SG&A expense and will be factored into the computation of the profit and loss share. The Company will record the portion of the net receivable related to commercialization activities as collaboration revenue.
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
Under this agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $1.1 million as collaboration revenue for research reimbursement from Roche for the year ended December 31, 2016, as compared to $1.4 million for the year ended December 31, 2015 and $1.7 million for the year ended December 31, 2014. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $3.1 million in R&D expenses for payments made to Roche during the year ended December 31, 2016, as compared to $2.9 million for the year ended December 31, 2015 and $1.4 million for the year ended December 31, 2014. Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement is recorded as an offset to R&D expenses. In the year ended December 31, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue will be recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the year ended December 31, 2016 was $3.6 million, which was recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the year ended December 31, 2015 was $5.1 million, of which $0.2 million was recognized as collaboration license revenue and $4.9 million, respectively were recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the year ended December 31, 2014 was $6.0 million, of which $5.3 million was recognized as collaboration license revenue and $0.7 million, respectively were recognized as an offset to R&D expenses.
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
The clinical and regulatory milestones under the License Agreement after the point at which the Company could opt-out are not considered to be substantive due to the fact that active participation in the development activities that generate the milestones is not required by the License Agreement, and the Company can opt-out of these activities. There are no refund or claw-back provisions and the milestones are uncertain of occurrence even after the Company has opted out. Based on this determination, these milestones will be recognized similar to the commercial milestone, which will be accounted for as contingent revenue payments with revenue recognized upon achievement of the milestone assuming all revenue recognition criteria are met. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the years ended December 31, 2016 and 2015.

9.	Shareholders' Equity
Ordinary Shares
As of December 31, 2016, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 34,752,116 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of December 31, 2016, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2016. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
April 2015 Offering
In April 2015, the Company completed an underwritten public offering of an aggregate of 3,795,000 of its ordinary shares at a public offering price of $37.00 per ordinary share. The Company received aggregate net proceeds of approximately $131.5 million, after deducting the underwriting discount and estimated offering costs of $8.9 million.
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
The Company granted 1,508,725, 1,155,300, and 720,500 share options during the years ended December 31, 2016, 2015 and 2014, respectively, under the LTIP. The Company's option awards generally vest over four years. In May 2016, the Company's shareholders approved an increase of 1,850,000 additional ordinary shares authorized for issuance under the LTIP. The aggregate number of ordinary shares authorized for issuance under the LTIP is 7,400,000 ordinary shares, and as of December 31, 2016, 2,284,938 ordinary shares remain available for grant and options to purchase 4,064,207 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $27.19 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2020 related to unvested share-based payment awards at December 31, 2016 is $41.7 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.66 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development(1)	$7,094	$4,301	$2,270
General and administrative (2)	17,835	6,113	3,327
Total share-based compensation expense	$24,929	$10,414	$5,597
_________________

(1)	Includes $nil, $42,000, and $108,000 for the years ended December 31, 2016, 2015 and 2014, respectively, of share-based compensation expense related to options granted to a consultant.

(2)
Includes $6.5 million, $nil and $nil for the years ended December 31, 2016, 2015 and 2014 respectively, of share-based compensation expense related to the accelerated vesting of stock options to the Company's former CEO upon his death. Also includes $0.6 million, $nil and $nil for the years ended December 31, 2016, 2015 and 2014 respectively, of share-based compensation expense related to the accelerated vesting of stock options to the Company's former Chief Commercial Officer. Such accelerations were part of the original terms and did not constitute modification of options.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized tax benefits from share-based awards of $4.3 million, $1.7 million and $1.0 million, respectively.
The fair value of the options granted to employees and non-employee directors during the years ended December 31, 2016, 2015 and 2014 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	75.2%	76.3%	84.4%
Risk-free interest rate	1.5%	1.7%	1.8%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$26.41	$23.12	$19.97
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the year ended December 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,142,364	$21.36	8.14	$146,917
Granted	1,508,725	40.08
Exercised	(420,514)	25.01
Canceled	(166,368)	39.32
Outstanding at December 31, 2016	4,064,207	$27.19	6.79	$92,640
Vested and expected to vest at December 31, 2016	3,631,166	$25.64	6.52	$87,944
Vested at December 31, 2016	2,159,203	$17.86	4.99	$68,196
During the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of options exercised was $12.8 million, $25.5 million and $1.5 million, determined as of the date of exercise. The following table summarizes information about the Company's share options outstanding as of December 31, 2016:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.03	$6.03	383,334	0.75	$6.03	383,334	$6.03
6.41	6.41	521,959	6.08	6.41	509,443	6.41
6.65	22.14	435,909	6.57	11.55	352,611	10.23
22.16	26.47	46,050	7.49	23.50	22,194	23.59
27.81	27.81	697,887	6.59	27.81	366,255	27.81
29.52	34.44	423,887	7.44	30.84	288,108	30.95
34.61	34.61	769,869	7.64	34.61	139,844	34.61
37.02	52.21	447,250	9.14	44.82	57,809	42.02
52.78	62.22	266,396	9.67	55.30	13,957	54.56
67.64	67.64	71,666	8.54	67.64	25,648	67.64
$6.03	$67.64	4,064,207	6.79	$27.19	2,159,203	$17.86

11. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Ireland	$(164,797)	$(83,009)	$(9,714)
U.S.	5,833	3,098	3,375
Loss before provision for income taxes	$(158,964)	$(79,911)	$(6,339)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$4,464	$1,663	$1,855
U.S. State	1	1	1
Ireland	—	—	—
Total current provision	$4,465	$1,664	$1,856
Deferred:
U.S. Federal	$(3,321)	$(963)	$(1,045)
U.S. State	—	—	—
Ireland	—	—	—
Total deferred benefit	(3,321)	(963)	$(1,045)
Total provision for income taxes	$1,144	$701	$811
Excess tax benefits associated with share-based compensation deductions are credited to shareholders' equity. The reductions in income taxes payable resulting from share-based compensation deductions that were credited to stockholder's equity were approximately $0.8 million, $3.9 million, and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

	Years Ended December 31,
	2016	2015	2014
Taxes at the Irish statutory tax rate of 12.5%	$(19,870)	$(9,989)	$(792)
Income tax at rates other than applicable statutory rate	813	446	705
Change in valuation allowance	25,200	12,594	2,444
Share-based payments	422	214	74
Tax credits	(5,384)	(2,712)	(1,643)
Other	(37)	148	23
Provision for income taxes	$1,144	$701	$811
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$47,218	$26,676
Tax credits	4,937	2,473
Accruals	1,174	1,117
Share-based compensation	8,966	3,769
Gross deferred tax assets	62,295	34,035
Valuation allowance	(56,382)	(31,185)
Net deferred tax assets	5,913	2,850
Deferred tax liability	—	—
Net deferred tax assets	$5,913	$2,850
The Company's deferred tax assets are composed primarily of its Irish subsidiaries' net operating loss carryovers, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiary, federal and state tax credit carryforwards, share-based compensation and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $56.4 million against its deferred tax assets as of December 31, 2016 primarily in relation to deferred tax assets arising from tax credits and net operating losses. The deferred tax assets recognized net of the valuation allowance, $5.9 million as of December 31, 2016, consist of U.S. federal temporary differences. Due to consistent U.S. operating income, the Company expects to realize such deferred tax assets. The net increase of $25.2 million in the valuation allowance during the year ended December 31, 2016 was primarily due to net operating losses of the Company's Irish entities, and to a lesser extent from share-based compensation, US federal and state tax credits.
As of December 31, 2016, certain of the Company's Irish entities had trading loss carryovers of $339.2 million and non-trading loss carryovers of $9.7 million, each of which can be carried forward indefinitely but are limited to the same trade/trades. In addition, as of December 31, 2016, the Company had state net operating loss carryforwards of approximately $41.5 million, which are available to reduce future taxable income for the Company's U.S. subsidiary, if any. If not utilized, the state net operating loss carryforward begins expiring in 2032.
The Company also has federal and California research and development credit carryforwards of $5.3 million and $5.4 million, respectively, at December 31, 2016. The federal research and development credit carryforwards will expire starting in 2035 if not utilized. The California tax credits can be carried forward indefinitely.
As a result of certain realization requirements of ASC Topic 718, "Compensation - Stock Compensation" the table of deferred tax assets does not include certain deferred tax assets as of December 31, 2016 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Upon adoption of ASU No. 2016-09, the tax attributes not currently recognized will be recorded as deferred tax assets, and the Company expects that such amounts to be offset by a valuation allowance. See Note 2, Summary of Significant Accounting Policy.
Cumulative unremitted earnings of the Company’s U.S. subsidiary total approximately $11.2 million at December 31, 2016 The Company's U.S. subsidiary's cash balance at December 31, 2016 is committed for its working capital needs. No taxes have been provided for the unremitted earnings as any tax basis differences relating to investments in this overseas subsidiary are considered to be permanent in duration. Unremitted earnings may be subject to U.S. withholding taxes (potentially at 5%) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. tax withheld and as of December 31, 2016 the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its U.S. subsidiary.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2016	2015
Gross Unrecognized Tax Benefits at January 1	$1,061	$383
Additions for tax positions taken in the current year	1,346	678
Reductions for tax positions taken in the prior year	(1)	—
Gross Unrecognized Tax Benefits at December 31	$2,406	$1,061
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2016 would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2016, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2012 to 2016 remain subject to examination by the U.S taxing authorities and the tax years 2011 to 2016 remain subject to examination by the Irish taxing authorities.
12. Employee Retirement Plan
In the United States, the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions of $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee’s eligible earnings. The Company recorded expense of $92,000, $51,000 and $19,000 in the years ended December 31, 2016, 2015 and 2014, respectively, in connection with its contributions under the Irish defined contribution plan.
13. Related Parties
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
February 2014 Offering
In February 2014, ESOL, sold 3,182,253 ordinary shares of Prothena at a price to the public of $26.00 per ordinary share, before the underwriting discount. As a result, ESOL and Perrigo no longer own any ordinary shares of Prothena.
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
The related party revenue of $0.5 million recognized by the Company for the year ended December 31, 2014 consisted of fees arising from R&D services provided to Elan. There were no related party revenue recognized by the Company for the years ended December 31, 2016 and 2015.
Consulting Agreement
Carol D. Karp commenced employment with the Company as its Chief Regulatory Officer on December 14, 2016. Prior to that, Ms. Karp provided consulting services to the Company under a written Consulting Agreement. That Consulting Agreement terminated as of December 13, 2016, before Ms. Karp joined the Company. During fiscal year 2016 through December 13, 2016, the Company paid to Ms. Karp a total of $304,150 (not including expense reimbursements) under the Consulting Agreement.
14. Subsequent Events

In January 2017, in accordance with the Assignment Agreement between the Company and Merck, as discussed in Note 7, Commitments and Contingencies, the Company assigned to Merck the Company's lease on the Former SSF Facility. As a result of the assignment, the Company will recognize a gain of approximately $2.3 million on early lease retirement resulting from the recognition of the remaining deferred rent liability. The Company’s operating lease commitments will be reduced by approximately $8.4 million over the original lease term and the Company will not receive the future minimum payments from its Sublease of $0.3 million as a result of the Assignment.
15. Selected Quarterly Financial Information (Unaudited)
The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2016. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share - basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2016
Revenues	$265	$333	$286	$171
Operating expenses	$27,675	$40,493	$42,974	$49,448
Net loss	$(27,521)	$(40,445)	$(43,239)	$(48,903)
Net loss per share - basic	$(0.81)	$(1.18)	$(1.26)	$(1.41)
Net loss per share - diluted	$(0.81)	$(1.18)	$(1.26)	$(1.41)
Year Ended December 31, 2015
Revenues	$593	$278	$429	$307
Operating expenses	$15,622	$18,313	$23,090	$24,519
Net income (loss)	$(15,202)	$(18,277)	$(22,976)	$(24,157)
Net income (loss) per share - basic	$(0.55)	$(0.59)	$(0.73)	(0.76)
Net income (loss) per share - diluted	$(0.55)	$(0.59)	$(0.73)	$(0.76)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-K.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 17, 2017 (our "Proxy Statement").

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Election of Directors

•	Section 16(a) Beneficial Ownership Reporting Compliance

Executive Officers of the Registrant

Following is certain information regarding our executive officers as of February 24, 2017.

Name	Age	Position(s)	Since
Gene G. Kinney, Ph.D.	48	President and Chief Executive Officer, Director	2016
A. W. Homan	57	Chief Legal Officer	2014
Carol D. Karp	64	Chief Regulatory Officer	2016
Martin Koller, M.D.	66	Chief Medical Officer	2013
Tran B. Nguyen	43	Chief Financial Officer	2013
Tara Nickerson, Ph.D.	44	Chief Business Officer	2014
Karin L. Walker	53	Chief Accounting Officer and Controller	2013

Gene G. Kinney, Ph.D., has served as our President and Chief Executive Officer as well as a member of our Board of Directors since 2016. Prior to that, he was our Chief Operating Officer for part of 2016, and prior to that he was our Chief Scientific Officer and Head of Research and Development from 2012 to 2016. From 2009 to 2012, Dr. Kinney held various positions with Elan Pharmaceuticals, Inc.: Senior Vice President of Pharmacological Sciences (from 2011 to 2012) and Vice President, Pharmacology (from 2009 to 2011) for Elan Pharmaceuticals, Inc; and while in those positions, he also served as Head of Nonclinical Research for Janssen Alzheimer Immunotherapy R&D. From 2001 to 2009, Dr. Kinney was Senior Director, Head of Central Pharmacology and acting lead for Bioanalytics & Pathology at the Merck Research Laboratories, where he contributed to the strategic direction and oversight of drug discovery activities and led a number of non-clinical discovery and clinical development programs targeted for the treatment of neurodegenerative and psychiatric conditions. Dr. Kinney also held positions at Bristol-Myers Squibb and was an Assistant Professor at the Emory University School of Medicine, Department of Psychiatry and Behavioral Sciences. He earned his BA from Bloomsburg University and his MA and PhD from Florida Atlantic University.

A. W. Homan has served as our Chief Legal Officer since 2014. Prior to joining Prothena, Mr. Homan was Senior Vice President, General Counsel and Secretary of Complete Genomics, Inc. (a laboratory services company), a position he held from 2012 until its sale in 2013. He was Senior Vice President, General Counsel and Secretary of Varian, Inc. (a scientific instruments company), from 1999 until it was acquired in 2010. Prior to that, Mr. Homan was Associate General Counsel at Varian Associates, Inc., and also worked at a leading San Francisco law firm. He earned BA from Virginia Tech and his JD (law degree) from the University of Virginia.

Carol D. Karp has served as our Chief Regulatory Officer since 2016. Prior to joining Prothena, she was an independent regulatory consultant to biotechnology and pharmaceutical companies. Prior to that, from 2013 to 2014, Ms. Karp was Senior Vice President, Regulatory Affairs and Compliance at Esperion Therapeutics, Inc. (a biotechnology company). From 2010 to 2013, she was Vice President, Head of Global Regulatory Affairs, Pharmacovigilance & Risk Management at Janssen Alzheimer Immunotherapy, a Johnson & Johnson Company (a biopharmaceutical company). Prior to that, Ms. Karp held senior regulatory positions at Janssen Alzheimer Immunotherapy, CV Therapeutics, Inc., PowderJect Technologies, VIVUS, Inc., Cygnus, Inc. and Janssen Pharmaceutica. She earned her BA in Biology from the University of Rochester.

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

Tran B. Nguyen has served as our Chief Financial Officer since 2013. Prior to joining Prothena, Mr. Nguyen was Vice President, Chief Financial Officer (from 2010 to 2011) and then Senior Vice President, Chief Financial Officer of Somaxon Pharmaceuticals, Inc., from 2011 until its sale in 2013. He was Vice President, Chief Financial Officer and Investor Relations at Metabasis Therapeutics, Inc. (a biopharmaceutical company) from 2009 until its sale in 2010. From 2007 to 2009, Mr. Nguyen was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc., and from 2004 to 2007 he served in various capacities as a healthcare investment banker at Lehman Brothers, Inc. Mr. Nguyen serves on the board of directors of

Sierra Oncology, Inc. (a clinical-stage oncology company). He earned his BA in Economics and Psychology from Claremont McKenna College and his MBA from the Anderson School of Management at the University of California, Los Angeles.

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

Karin L. Walker has served as our Chief Accounting Officer and Controller since 2013. Prior to joining Prothena, Ms. Walker was Vice President, Finance and Chief Accounting Officer of Affymax, Inc. (a biopharmaceutical company), a position she held from 2012 to 2013. From 2009 to 2012, she was Vice President, Finance and Corporate Controller at Amyris Inc. (a biotechnology company). From 2006 to 2009, Ms. Walker was Vice President, Finance and Corporate Controller for CV Therapeutics, Inc. (a biopharmaceutical company). She also held senior financial leadership positions at Knight Ridder Digital, Accellion, Niku Corporation, Financial Engines, Inc. and NeoMagic Corporation. Ms. Walker earned her BS in business from the California State Polytechnic University, San Luis Obispo, and is a certified public accountant.

Code of Conduct
We have a Code of Conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on the Company’s website at http://ir.prothena.com. We will provide to any person without charge, upon request, a copy of that Code of Conduct; such a request may be made by sending it to our Company Secretary, Prothena Corporation plc, Adelphi Plaza, Upper George's Street, Dún Laoghaire, Co. Dublin, A96 T927, Ireland. If we make any amendment to, or waiver from, a provision of our Code of Conduct that we are required to disclose under SEC rules, we intend to satisfy that disclosure requirement by posting such information to our website at http://ir.prothena.com.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Executive Compensation

•	Director Compensation

•	Report of the Compensation Committee of the Board of Directors
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Equity Compensation Plan Information

•	Security Ownership of Certain Beneficial Owners and Management

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Certain Transactions with Related Persons

•	Proposal No. 1 - Election of Directors

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Paid to KPMG

•	Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures
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

Dated:	February 24, 2017	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Gene G. Kinney and Tran B. Nguyen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Gene G. Kinney	President and Chief Executive Officer	February 24, 2017
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/Tran B. Nguyen	Chief Financial Officer	February 24, 2017
Tran B. Nguyen	(Principal Financial Officer)

/s/Karin L. Walker	Chief Accounting Officer and Controller	February 24, 2017
Karin L. Walker	(Principal Accounting Officer)

/s/Lars G. Ekman	Chairman of the Board	February 24, 2017
Lars G. Ekman, M.D., Ph.D.

/s/Richard T. Collier	Director	February 24, 2017
Richard T. Collier

/s/Shane M. Cooke	Director	February 24, 2017
Shane M. Cooke

/s/K. Anders O. Härfstrand	Director	February 24, 2017
K. Anders O. Härfstrand, M.D., Ph.D.

/s/Christopher S. Henney	Director	February 24, 2017
Christopher S. Henney, D.Sc., Ph.D.

/s/Dennis J. Selkoe	Director	February 24, 2017
Dennis J. Selkoe, M.D.

EXHIBIT INDEX

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Demerger Agreement, dated as of November 8, 2012, between Elan Corporation, plc and Prothena Corporation plc	10/A	001-35676	11/30/2012	2.1

2.2(a)	Amended and Restated Intellectual Property License and Contribution Agreement, dated as of December 20, 2012, by and among Neotope Biosciences Limited, Elan Pharma International Limited, and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.1

2.2(b)
Amendment Number One to the Amended and Restated Intellectual Property License and Contribution Agreement, effective as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited, Elan Pharmaceuticals, LLC, Elan Corporation, plc, and Crimagua Limited
		S-1/A	333-191218	9/30/2013	2.2(b)

2.3	Intellectual Property License and Conveyance Agreement, dated as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.2

3.1	Amended and Restated Memorandum and Articles of Association (Constitution) of Prothena Corporation plc	8-K	001-35676	5/25/2016	3.1

4.1	Reference is made to Exhibit 3.1

10.1(a)	Tax Matters Agreement, dated as of December 20, 2012, between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.1

10.1(b)	Amendment No. 1 to Tax Matters Agreement, dated as of June 25, 2013, between Elan Corporation, plc and Prothena Corporation plc	10-Q	001-35676	8/13/2013	10.2

10.2	Subscription and Registration Rights Agreement, dated as of November 8, 2012, among Prothena Corporation plc, Elan Corporation, plc and Elan Science One Limited	10/A	001-35676	11/30/2012	10.3

10.3	License Agreement, dated as of December 31, 2008, between the University of Tennessee Research Foundation and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.14

10.4†	License, Development, and Commercialization Agreement, dated as of December 11, 2013, among Neotope Biosciences Limited and Prothena Biosciences Inc, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.	10-K/A	001-35676	6/6/2014	10.4

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.5†	Master Process Development and Clinical Supply Agreement, dated as of June 23, 2010, as amended August 1, 2011, among Elan Pharma International Limited, Neotope Biosciences Limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.6†	Commercial Supply Contract, dated as of November 9, 2016, between Prothena Therapeutics Limited and Rentschler Biotechnologie GmbH					X

10.7(a)	Lease Agreement, dated as of March 18, 2010, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.6

10.7(b)	First Amendment to Lease, dated as of November 18, 2011, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.7

10.7(c)	Second Amendment to Lease, dated as of June 1, 2012, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.8

10.7(d)	Third Amendment to Lease, dated as of October 3, 2012, between Are-San Francisco No. 33, LLC and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.9

10.7(e)	Assignment of Tenant’s Interest in Lease and Assumption of Lease Obligations, dated as of December 2, 2012, between Elan Pharmaceuticals, Inc. and Prothena Biosciences Inc	10/A	001-35676	11/30/2012	10.10

10.7(f)	Fourth Amendment to Lease, dated as of November 30, 2013, between ARE-San Francisco No. 33, LLC and Prothena Biosciences, Inc	8-K	001-35676	12/5/2013	10.1

10.8(a)	Sublease, dated as of March 22, 2016, between Prothena Biosciences Inc and Amgen Inc.	10-Q	001-35676	5/4/2016	10.2(a)

10.8(b)	Consent to Sublease Agreement, dated as of March 28, 2016, among Prothena Biosciences Inc, Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	5/4/2016	10.2(b)

10.9#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/25/2016	10.1

10.10#	Prothena Corporation plc Incentive Compensation Plan	8-K	001-35676	12/21/2012	10.6

10.11#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

10.12#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.13#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.14#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

10.15#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.16#	Employment Agreement, dated January 22, 2013, between Prothena Biosciences Inc and Dale B. Schenk	8-K	001-35676	1/25/2013	10.1

10.17#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.18#	Offer letter, dated December 22, 2012, between Prothena Biosciences Inc and Gene G. Kinney	10-K	001-35676	3/29/2013	10.18

10.19#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

10.20#	Offer letter, dated March 19, 2013, between Prothena Biosciences Inc and Martin Koller	8-K	001-35676	3/28/2013	10.2

10.21#	Retirement transition letter, dated November 21, 2016, between Prothena Biosciences Inc and Martin Koller	8-K	001-35676	11/28/2016	10.1

10.22#	Offer letter, dated December 14, 2012, between Prothena Biosciences Inc and Tara Nickerson	10-K	001-35676	3/29/2013	10.2

10.23#	Promotion letter, dated February 5, 2014, between Prothena Biosciences Inc and Tara Nickerson	8-K	001-35676	3/3/2014	10.1

10.24#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.25#	Offer letter, dated April 11, 2014, between Prothena Biosciences Inc and A. W. Homan	10-Q	001-35676	8/5/2014	10.5

10.26#	Offer letter, dated January 20, 2016, between Prothena Biosciences Inc and David B. McNinch	10-Q	001-35676	5/4/2016	10.1

10.27#	Separation Agreement, dated December 15, 2016, between Prothena Biosciences Inc and David B. McNinch					X

10.28#	Offer letter, dated December 5, 2016, between Prothena Biosciences Inc and Carol D. Karp					X

21.1	List of Subsidiaries					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________

*
Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, except as otherwise specifically stated in such filing.

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