Form 10-Q
period 2017-03-31
Prothena Corp plc
filed 2017-05-09
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 ______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding as of April 21, 2017 was 38,020,181.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$506,550	$386,923
Receivable from Roche	271	178
Prepaid expenses and other current assets	7,383	4,261
Total current assets	514,204	391,362
Non-current assets:
Property and equipment, net	56,084	56,452
Deferred tax assets	5,176	5,913
Restricted cash	4,056	4,056
Other non-current assets	2,430	2,193
Total non-current assets	67,746	68,614
Total assets	$581,950	$459,976
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,254	$13,069
Accrued research and development	21,710	19,073
Income taxes payable, current	385	378
Other current liabilities	5,331	8,555
Total current liabilities	33,680	41,075
Non-current liabilities:
Income taxes payable, non-current	—	98
Deferred rent	287	2,080
Build-to-suit lease obligation, non-current	51,735	51,320
Total non-current liabilities	52,022	53,498
Total liabilities	85,702	94,573
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2017 and December 31, 2016
Issued and outstanding shares — none at March 31, 2017 and December 31, 2016
Ordinary shares, $0.01 par value:	380	348
Authorized shares — 100,000,000 at March 31, 2017 and December 31, 2016
Issued and outstanding shares — 37,957,649 and 34,752,116 at March 31, 2017 and December 31, 2016, respectively
Additional paid-in capital	820,365	654,266
Accumulated deficit	(324,497)	(289,211)
Total shareholders’ equity	496,248	365,403
Total liabilities and shareholders’ equity	$581,950	$459,976
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2017	2016
Collaboration revenue	$259	$265
Total revenue	259	265
Operating expenses:
Research and development	25,698	20,493
General and administrative	10,832	7,182
Total operating expenses	36,530	27,675
Loss from operations	(36,271)	(27,410)
Other income (expense):
Interest income, net	(364)	277
Other expense, net	(410)	(207)
Total other income (expense)	(774)	70
Loss before income taxes	(37,045)	(27,340)
Provision for (benefit from) income taxes	(1,661)	181
Net loss	$(35,384)	$(27,521)
Basic and diluted net loss per share	$(0.99)	$(0.81)
Shares used to compute basic and diluted net loss per share	35,758	34,026
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(35,384)	$(27,521)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	759	251
Share-based compensation	5,602	3,724
Deferred income taxes	737	(445)
Interest expense under build-to-suit lease obligation	916	—
Gain from early lease retirement	(2,096)	—
Changes in operating assets and liabilities:
Receivable from Roche	(93)	(494)
Prepaid and other assets	(5,452)	(1,181)
Accounts payable, accruals and other liabilities	(2,831)	609
Net cash used in operating activities	(37,842)	(25,057)
Investing activities
Purchases of property and equipment	(2,499)	(238)
Proceeds from disposal of fixed assets	100	—
Net cash used in investing activities	(2,399)	(238)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	150,421	128,785
Proceeds from issuance of ordinary shares upon exercise of stock options	9,948	176
Reduction of build-to-suit lease obligation	(501)	—
Net cash provided by financing activities	159,868	128,961
Net increase in cash, cash equivalents and restricted cash	119,627	103,666
Cash, cash equivalents and restricted cash, beginning of the year	390,979	370,586
Cash, cash equivalents and restricted cash, end of the period	$510,606	$474,252

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$—	$(383)

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$88	$260
Receivable from option exercises	$311	$—
Offering costs included in accounts payable and accrued liabilities	$107	$8
 See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
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
The Company's pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002/RG7935), inflammatory diseases including psoriasis and psoriatic arthritis (PRX003) and ATTR amyloidosis (PRX004). The Company continues discovery of additional novel therapeutic candidates where its deep scientific understanding of disease pathology can be leveraged.
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
Liquidity and Business Risks
As of March 31, 2017, the Company had an accumulated deficit of $324.5 million and cash and cash equivalents of $506.6 million.
In March 2017, the Company sold an aggregate of 2,700,000 ordinary shares for net proceeds of approximately $150.3 million, after deducting the underwriting discount and estimated offering expenses, in an underwritten public offering.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at March 31, 2017 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2017 (the "2016 Form 10-K"). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2017, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statements" in the 2016 Form 10-K, with the exception of those noted below.
Share-based Compensation
To determine the fair value of share-based payment awards, the Company uses the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures. If actual forfeitures differ from estimates at the time of grant they will be revised in subsequent periods. The Company bases its assumptions on historical data when available or when not available, on a peer group of companies. If factors change and different assumptions are employed in determining the fair value of share-based awards, the share-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period(see Note 10 for further information).
The Company will record any excess tax benefits or deficiencies from its equity awards in its Condensed Consolidated Statements of Operations in the reporting periods in which stock options are exercised.
Segment and Concentration of Risks
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews all financial information on a consolidated basis.
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
Receivable from Roche as of March 31, 2017 and December 31, 2016 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services. Credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.

As of March 31, 2017, $55.4 million of the Company's long-lived assets were held in the U.S. and $0.7 million were in Ireland. As of December 31, 2016, $55.7 million of the Company's long-lived assets were held in the U.S. and $0.8 million were in Ireland.
The Company does not own or operate facilities for the manufacture, packaging, labeling, storage, testing or distribution of preclinical or clinical supplies of any of its drug candidates, including for commercial supplies if the Company obtains regulatory approval to market any of its drug candidates. The Company instead contracts with and relies on third-parties to manufacture, package, label, store, test and distribute all pre-clinical development and clinical supplies of our drug candidates, and it plans to continue to do so for the foreseeable future, including for commercial supplies if the Company obtains regulatory approval to market any of its drug candidates. The Company also relies on third-party consultants to assist in managing these third-parties and assist with its manufacturing strategy.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is permitted after January 1, 2017. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company expects to adopt the requirements of the new standard effective January 1, 2018 using the retrospective with the cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers: Principal vs. Agent Considerations, to help provide interpretive clarifications on the new guidance for ASC Topic 606. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements; and Practical Expedients, to improve the guidance on collectibility, noncash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU No. 2016-20 Revenue from Contracts with Customers: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.The Company continues to evaluate the impact that the adoption of these standards will have on its consolidated financial statements in connection with the Roche License Agreement.
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (ASC Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. Note 7 Commitments and Contingencies provides details on the Company's current lease arrangements. The Company is evaluating the provisions of ASC Topic 842 to determine the impact the adoption of ASU 2016-02 will have on its consolidated financial statements; however, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on its consolidated balance sheets.
In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. Through December 31, 2016, excess tax benefits or deficiencies from the Company's equity awards were recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Condensed Consolidated Statements of Operations in the reporting periods in which stock options are exercised. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur.  The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU on January 1, 2017.

Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. In addition, the Company has reversed its non-current tax liability of $98,000 with the offsetting entry recorded to retained earnings pursuant to the adoption of this ASU. Further, the year-to-date excess benefits have been recorded as a discrete benefit to the tax provision.  For the three months ended March 31, 2017, the Company recorded excess tax benefits of $1.9 million as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company's income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards. The presentation requirements for cash flows related to excess tax benefits will be applied retrospectively; as such, prior years have been restated. Lastly, the Company elected to continue to estimate the number of forfeitures related to share-based payments, rather than account for forfeitures as they occur.
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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $428.7 million and $307.3 million in money market funds included in cash and cash equivalents at March 31, 2017 and December 31, 2016, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Machinery and equipment	$8,802	$9,629
Leasehold improvements	580	2,769
Purchased computer software	531	363
Build-to-suit property	51,760	51,359
	61,673	64,120
Less: accumulated depreciation and amortization	(5,589)	(7,668)
Property and equipment, net	$56,084	$56,452

Depreciation expense was $0.8 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Payroll and related expenses	$3,835	$6,629
Professional services	411	435
Deferred rent	49	363
Other	1,036	1,128
Other current liabilities	$5,331	$8,555

5.	Net Income (loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2017 and 2016, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(35,384)	$(27,521)
Denominator:
Weighted-average ordinary shares outstanding	35,758	34,026
Net loss per share:
Basic and diluted net loss per share	$(0.99)	$(0.81)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options to purchase ordinary shares	4,395	4,097

6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the "Lease") to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Expected future lease payments under the build-to-suit lease as of Mach 31, 2017 are included in Note 7, “Commitments and Contingencies.”

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the building during the construction period and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2017. The Company has also recognized structural and non-structural tenant improvements totaling $15.3 million as of March 31, 2017 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. The Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. In addition, for the three months ended March 31, 2017, the Company recorded rent expense associated with the ground lease of $0.1 million in the Condensed Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $0.9 million for the three months ended March 31, 2017, of which $0.9 million was recognized within the Condensed Consolidated Statement of Operations.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. The build-to-suit lease property remains on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2017 at its historical cost of $51.8 million and is being depreciated over its estimated useful life. As of March 31, 2017, the total amount of the build-to-suit lease obligation was $51.7 million, which is classified as a non-current liability on the Condensed Consolidated Balance Sheets. The Company expects to derecognize the build-to-suit lease property and financing lease obligation at the end of the lease term.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of March 31, 2017, none of the standby letter of credit amount has been used.

7. Commitments and Contingencies

Lease Commitments
The Company recognizes rent expense for its operating leases on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

Dublin
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.2 million as converted using exchange rate as of March 31, 2017, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of March 31, 2017.
Future minimum payments under the above-described noncancelable operating lease as of March 31, 2017, are as follows (in thousands):

Year Ended December 31,	Operating Lease
2017 (9 months)	$166
2018	221
2019	221
2020	221
2021	221
Thereafter	811
Total	$1,861

Former SSF Facility

The Company has previously leased 50,400 square feet of office and research and development space located South San Francisco, California (the “Former SSF Facility”), which had an annual rent payment of approximately $2.1 million. In addition, the Company had subleased a portion of its Former SSF Facility with a third party.

In January 2017, in accordance with an Assignment Agreement, the Company assigned to Merck Sharp & Dohme Corp. (“Merck”) the Company's lease on the Former SSF Facility. As a result of the assignment, the Company recognized a gain of approximately $2.4 million on early lease retirement resulting from the recognition of the remaining deferred rent liability. The Company’s operating lease commitments was reduced by approximately $8.4 million over the original lease term and the Company will not receive the future minimum payments from its Sublease of $0.3 million as a result of the Assignment.

Under the Assignment Agreement, Merck paid the Company the amount of $500,000 as consideration for the assignment of the Company’s interest as tenant in the lease and the amount of $100,000 as consideration for the Company’s transfer to Merck of certain furniture, fixtures and equipment located at the Former SSF Facility. The Company vacated the Former SSF Facility in December 2016 when it moved to the Current SSF Facility.

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease of the Current SSF Facility which expires in December 31, 2023. The Company is considered the "accounting owner" of the Current SSF Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its condensed consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6. "Build-To-Suit Lease." Future minimum payments under build-to-suit lease obligation as of March 31, 2017, are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation
2017 (9 months)	$2,645
2018	4,915
2019	5,803
2020	5,979
2021	6,165
Thereafter	12,885
Total	$38,392
Indemnity Obligations
The Company has entered into indemnification agreements with its current, and former, directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2017 and 2016.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2017, the Company had non-cancelable purchase commitments to suppliers for $20.8 million of which $11.5 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.6 million of which $0.2 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Purchase Obligations (1)	$20,757	$20,554	$112	$59	$32	$—	$—
Contractual obligations under license agreements (2)	1,605	285	130	130	100	100	860
Total	$22,362	$20,839	$242	$189	$132	$100	$860

(1) Excludes binding minimum purchase commitments under the Letter Agreement with Boehringer Ingelheim Biopharmaceuticals GmbH entered into on April 5, 2017, effective March 31, 2017.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

8. Roche License Agreement
Overview
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002. The License Agreement was evaluated under ASC 605-25, "Multiple Element Arrangements". Under this License agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.3 million as collaboration revenue for research reimbursement from Roche for the three months ended March 31, 2017, as compared to $0.3 million for the three months ended March 31, 2016. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $1.3 million in R&D expenses for payments made to Roche during the three months ended March 31, 2017, as compared to $0.5 million for the three months ended March 31, 2016. Reimbursement for development costs from Roche during the three months ended March 31, 2017 was $0.8 million, as compared to $1.2 million for the three months ended March 31, 2016,which was recognized as an offset to R&D expenses.
Under the License Agreement, the Company is eligible to receive milestone payments upon the achievement of development, regulatory and various first commercial sales milestones. Milestone payments are evaluated under ASU No. 2010-17, "Milestone Method of Revenue Recognition". Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone. Accordingly, the Company recognizes payments related to the achievement of this milestone when the milestone is achieved.

The clinical and regulatory milestones under the License Agreement after the point at which the Company could opt-out are not considered to be substantive due to the fact that active participation in the development activities that generate the milestones is not required by the License Agreement, and the Company can opt-out of these activities. There are no refund or claw-back provisions and the milestones are uncertain of occurrence even after the Company has opted out. Based on this determination, these milestones will be recognized similar to the commercial milestone, which will be accounted for as contingent revenue payments with revenue recognized upon achievement of the milestone assuming all revenue recognition criteria are met. The Company did not achieve any of the clinical and regulatory milestones under the License Agreement during the three months ended March 31, 2017 and 2016.

9. Shareholders' Equity
Ordinary Shares
As of March 31, 2017, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 37,957,649 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2017, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2017. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
January 2016 Offering
In January 2016, the Company completed an underwritten public offering of an aggregate of 2,587,500 of its ordinary shares at a public offering price of $53.00 per ordinary share. The Company received aggregate net proceeds of approximately $128.6 million, after deducting the underwriting discount and estimated offering costs.
March 2017 Offering
In March 2017, the Company completed an underwritten public offering of an aggregate of 2,700,000 of its ordinary shares at a public offering price of $57.50 per ordinary share. The Company received aggregate net proceeds of approximately $150.3 million, after deducting the underwriting discount and estimated offering costs.
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
The Company granted 854,800 and 1,008,475 share options during the three months ended March 31, 2017 and 2016, respectively, under the LTIP. The Company's option awards generally vest over four years. The aggregate number of ordinary shares authorized for issuance under the LTIP is 7,400,000 ordinary shares, and as of March 31, 2017, 1,448,871 ordinary shares remain available for grant and options to purchase 4,394,741 ordinary shares granted from the LTIP were outstanding with a weighted-average exercise price of approximately $33.21 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2020 related to unvested share-based payment awards at March 31, 2017 is $66.0 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.96 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$2,308	$1,419
General and administrative	3,294	2,305
Total share-based compensation expense	$5,602	$3,724
For the three months ended March 31, 2017 and 2016, the Company recognized tax benefit from share-based awards of $0.9 million and $0.6 million, respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2017 and 2016 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2017	2016
Expected volatility	73.1%	74.8%
Risk-free interest rate	2.1%	1.4%
Expected dividend yield	—%	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$35.30	$22.94
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	4,064,207	$27.19	6.79	$92,640
Granted	854,800	54.15
Exercised	(505,533)	20.21
Canceled	(18,733)	35.14
Outstanding at March 31, 2017	4,394,741	$33.21	7.72	$100,435
Vested and expected to vest at March 31, 2017	4,286,605	$32.85	7.68	$99,472
Vested at March 31, 2017	1,964,108	$19.27	6.02	$72,086
During the three months ended March 31, 2017 and 2016, the total intrinsic value of options exercised was $17.0 million and $0.3 million, determined as of the date of exercise.
11. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $1.7 million for three months ended March 31, 2017 as compared to an income tax expense of $181,000  for the three months ended March 31, 2016. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and excess tax benefits of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
The Company adopted this ASU on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. In addition, the Company has reversed its non-current tax liability of $98,000, with the offsetting entry recorded to retained earnings pursuant to the adoption of this ASU. Further, the year-to-date excess benefits have been recorded as a discrete benefit to the tax provision.  For the three months ended March 31, 2017, the Company recorded excess tax benefits of $1.9 million as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company's income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
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
12. Related Parties
Carol D. Karp commenced employment with the Company as its Chief Regulatory Officer on December 14, 2016. Prior to that, Ms. Karp provided consulting services to the Company under a written Consulting Agreement which was effective April 1, 2016. That Consulting Agreement terminated as of December 13, 2016, before Ms. Karp joined the Company. There were no consulting fees paid to Ms. Karp for the three months ended March 31, 2017 and 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; the possible clinical benefits of NEOD001, PRX002 and PRX003; a contemplated Phase 2 study for PRX002 and a possible Phase 2 study for PRX003; the contemplated clinical development of PRX004; research and development ("“R&D”) and general and administrative (“G&A”) expenses in 2017; and the sufficiency of our cash and cash equivalents and our future capital requirements. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under under “Risk Factors” in this Form 10-Q.

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
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Condensed Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 27, 2017 (the "2016 Form 10-K").

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
Our pipeline of antibody-based product candidates target a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002/RG7935), inflammatory diseases including psoriasis and psoriatic arthritis (PRX003) and ATTR amyloidosis (PRX004). The Company continues discovery of additional novel therapeutic candidates where our deep scientific understanding of disease pathology can be leveraged.
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

In March 2017, we completed enrollment in the Phase 2b PRONTO study evaluating NEOD001 in previously treated patients with AL amyloidosis and persistent cardiac dysfunction. Based on the high level of patient interest, the study is over-enrolled with 129 patients randomized. The PRONTO study, a global, double-blind, placebo-controlled, registration-directed study with a primary endpoint of best response over 12 months of the cardiac functional biomarker NT-proBNP, defined by the consensus criteria of NT-proBNP change. Secondary endpoints include biomarker, quality of life and functional measures.

By mid-May we expect to complete enrollment in our Phase 3 VITAL Amyloidosis Study evaluating NEOD001 in newly diagnosed, treatment naïve patients with AL amyloidosis and cardiac dysfunction. The original target enrollment of 236 patients has been met, and patients who are currently in screening have an opportunity to complete this process and based on their eligibility will be randomized into the study. The study will therefore be over-enrolled, with the last patient randomized in the coming weeks. The VITAL study is a global, double-blind, placebo-controlled, registrational study with an event-based composite primary endpoint of all-cause mortality or cardiac hospitalizations as qualifying events. Secondary endpoints include biomarker, quality of life and functional measures.

PRX002/RG7935 for the Potential Treatment of Parkinson’s Disease and other synucleinopathies

PRX002/RG7935 is an investigational monoclonal antibody targeting alpha-synuclein designed to slow the progressive neurodegeneration associated with synuclein misfolding and/or the cell-to-cell transmission of the pathogenic forms of synuclein in Parkinson’s disease and other synucleinopathies. PRX002, also known as RG7935, is the focus of a worldwide collaboration between Prothena and Roche.

In April 2017, at a late-breaking therapeutic strategies session at the 13th International Conference on Alzheimer's and Parkinson's Diseases (AD/PD), Dr. Joseph Jankovic of Baylor College of Medicine presented clinical data from the 80-patient Phase 1b multiple ascending dose study of PRX002/RG7935 in patients with Parkinson's disease. All doses levels of PRX002/RG7935 had an acceptable safety and tolerability profile, meeting the primary objective of the study. Central nervous system (CNS) penetration was demonstrated by a dose-dependent increase in PRX002/RG7935 levels in the cerebrospinal fluid ("CSF") and mean concentration of PRX002/RG7935 in CSF of 0.3 percent relative to serum across all dose levels. In addition, rapid, dose- and time-dependent mean reduction of free serum alpha-synuclein levels to 97 percent (p<0.0001) after a single dose further validated target engagement. These data support advancing PRX002/RG7935 into a Phase 2 study.
March 2017 Offering
In March 2017, we completed an underwritten public offering of an aggregate of 2,700,000 of its ordinary shares at a public offering price of $57.50 per ordinary share. We received aggregate net proceeds of approximately $150.3 million, after deducting the underwriting discount and estimated offering costs.

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

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K.

Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in our 2016 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,		Percentage Change
	2017	2016
	(Dollars in thousands)
Collaboration revenue	$259	$265	(2)%
Total revenue	$259	$265	(2)%
Total revenue was $0.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 2014. See Note 8 to the Condensed Consolidated Financial Statements regarding “Roche License Agreement” for more information.
Collaboration revenue for the three months ended March 31, 2017 and 2016 consisted of reimbursement for research services of $0.3 million and $0.3 million, respectively.
Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2017	2016
	(Dollars in thousands)
Research and development	$25,698	$20,493	25%
General and administrative	10,832	7,182	51%
Total operating expenses	$36,530	$27,675	32%

Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three months ended March 31, 2017 and 2016 were $36.5 million and $27.7 million, respectively.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation, external costs associated with preclinical activities and drug development related to our drug programs, including NEOD001, PRX002, PRX003, PRX004 and our discovery programs. Pursuant to our License Agreement with Roche, we make payments to Roche for our share of the development expenses incurred by Roche related to PRX002 program, which is included in our R&D expense. We also recorded reimbursements from Roche for development as an offset to R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.

Research and Development Expenses
Our R&D expenses increased by $5.2 million, or 25%, for the three months ended March 31, 2017 compared to the same period in the prior year. The increase for the three months ended March 31, 2017 compared to the same period in the prior year was primarily due to higher personnel costs (including share-based compensation expenses) and an increase in external expenses related to product manufacturing related to NEOD001 and to a lesser extent PRX003 and higher clinical trial costs associated primarily with the NEOD001 program.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with preclinical and drug development, materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002 and PRX003) and other R&D expenses for the three months ended March 31, 2017 and 2016, and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2017	2016
NEOD001 (1)	$18,220	$13,236	$168,936
PRX002 (2)	1,978	1,395	46,314
PRX003 (3)	2,615	2,430	52,055
Other R&D (4)	2,885	3,432
	$25,698	$20,493

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002 and related antibodies include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three months ended March 31, 2017 and 2016, $0.8 million and $1.2 million, respectively, were recorded as an offset to R&D expenses.

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
We expect our R&D expenses to increase in 2017 primarily due to increased spending for the NEOD001 program in connection with the ongoing Phase 3 VITAL clinical study and the Phase 2b PRONTO clinical study.
General and Administrative Expenses
Our G&A expenses increased by $3.7 million, or 51%, for the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to higher personnel costs, including share-based compensation expenses and higher consulting and other expenses partially offset by a gain recognized from the assignment of our former SSF Facility lease.
We expect our G&A expenses to continue to increase in 2017 in support of our anticipated R&D growth and due to increases in personnel, legal and expenses associated with commercial planning activities.

Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2017	2016
	(Dollars in thousands)
Interest income (expense), net	$(364)	$277	(231)%
Other expense, net	(410)	(207)	98%
Total Other Income (Expense)	$(774)	$70	(1,206)%
Interest income, net decreased by $641,000, or 231%, for the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to higher interest expense associated with our built-to-suit property offset in part by higher interest income associated with higher balances in our cash and money market accounts. Other expense, net for the three months ended March 31, 2017 and 2016 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Percentage Change
	2017	2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(1,661)	$181	(1,018)%
The tax provisions (benefits) were $(1.7) million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
For the three months ended March 31, 2017, we recorded excess tax benefits of $1.9 million as part of our income tax provision related to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of our option awards.
The provision for income taxes decreased by $1.8 million for the three months ended March 31, 2017, compared to the same period in the prior year, due to the excess tax benefit recorded in the three months ended March 31, 2017 offset by higher profits generated from our U.S. subsidiary.
Liquidity and Capital Resources
Overview

	March 31,	December 31,
	2017	2016
Working capital	$480,524	$350,287
Cash and cash equivalents	506,550	386,923
Total assets	581,950	459,976
Total liabilities	85,702	94,573
Total shareholders’ equity	496,248	365,403

Working capital was $480.5 million as of March 31, 2017, an increase of $130.2 million from working capital of $350.3 million as of December 31, 2016. This increase in working capital during the three months ended March 31, 2017 was principally attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $150.3 million from our public offering in March 2017, partially offset by use of $36.5 million for operating expenses (adjusted to exclude non-cash charges).

As of March 31, 2017, we had $506.6 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates and preparation for commercialization. As of March 31, 2017, $61.3 million of our outstanding cash and cash equivalents related to U.S. operations that are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Three Months Ended March 31, 2017 and 2016
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(37,842)	$(25,057)
Net cash used in investing activities	(2,399)	(238)
Net cash provided by financing activities	159,868	128,961
Net increase in cash and cash equivalents	$119,627	$103,666
Cash Used in Operating Activities
Net cash used in operating activities was $37.8 million for the three months ended March 31, 2017, primarily due to use of $36.5 million for operating expenses (adjusted to exclude non-cash charges), an increase in prepaid expenses and other current assets and a decrease in accounts payable.
Net cash used in operating activities was $25.1 million for the three months ended March 31, 2016, primarily due to use of $27.7 million for operating expenses (adjusted to exclude non-cash charges).
Cash Used in Investing Activities
Net cash used in investing activities was $2.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities for the three months ended March 31, 2017 primarily related to $2.5 million of purchases of property and equipment.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2016, consisting of purchases of property and equipment.
Cash Provided by Financing Activities

Net cash provided by financing activities was $159.9 million for the three months ended March 31, 2017, primarily from the net proceeds from our March 2017 public offering and $9.9 million from issuances of ordinary shares upon exercise of stock options.
Net cash provided by financing activities was $129.0 million for the three months ended March 31, 2016, primarily from the net proceeds from our January 2016 public offering.
Off-Balance Sheet Arrangements
At March 31, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our main contractual obligations as of March 31, 2017 consisted of minimum cash payments under a build-to-suit lease obligation of $38.4 million, operating leases of $1.9 million, purchase obligations of $41.7 million (of which $11.5 million is included in accrued current liabilities) and contractual obligations under license agreements of $1.6 million (of which $0.2 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In August 2015, we entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, we are obligated to make lease payments totaling approximately €2.0 million, or $2.2 million as converted using an exchange rate as of March 31, 2017, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of March 31, 2017.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $38.4 million remains outstanding as of March 31, 2017.
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases (1)	$1,861	$166	$221	$221	$221	$221	$811
Minimum cash payments under build-to-suit lease obligation (1)	38,392	2,645	4,915	5,803	5,979	6,165	12,885
Purchase obligations (2)	41,693	20,554	6,521	14,586	32	—	—
Contractual obligations under license agreements (3)	1,605	285	130	130	100	100	860
Total	$83,551	$23,650	$11,787	$20,740	$6,332	$6,486	$14,556

(1) See Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements.
(2) Includes binding purchase commitments under the Letter Agreement entered into with Boehringer Ingelheim Biopharmaceuticals GmbH on April 5, 2017.
(3) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for clinical supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $410,000 and $205,000 during the three months ended March 31, 2017 and 2016, respectively. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur losses if the Euro and other such currencies strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of March 31, 2017 and December 31, 2016 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk.  Our Annual Report on Form 10-K for 2016 (filed with the SEC on February 27, 2017) includes a detailed discussion of our business and the risks to our business.  You should carefully read that Form 10-K.  You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q.  The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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

•	develop and commercialize our product candidates, including NEOD001, PRX002/RG7935, PRX003 and PRX004;

•	complete preclinical development of other product candidates and initiate clinical trials, if supported by positive preclinical data; and

•	pursue our early stage research and seek to identify additional drug candidates and potentially acquire rights from third parties to drug candidates through licenses, acquisitions or other means.
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
As of March 31, 2017, we had cash and cash equivalents of $506.6 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3, Phase 2b and OLE clinical trials for NEOD001, the contemplated Phase 2 clinical trial for PRX002/RG7935, our Phase 1b clinical trial for PRX003 and our contemplated Phase 1 clinical trial for PRX004;

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
Prior to our separation from Elan on December 20, 2012, our financial results previously were included within the condensed consolidated results of Elan. Therefore, certain historical financial information we have included or incorporated by reference in this report, to the extent it includes information for periods prior to our separation from Elan, might not reflect what our financial condition, results of operations and cash flows would have been had we been an independent, publicly traded company during those periods presented or what our results of operations, financial position and cash flows will be in the future. This is primarily because:

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
Although we have ongoing Phase 3, Phase 2b and OLE clinical trials for NEOD001, contemplate a Phase 2 clinical trial for PRX002/RG7935, have an ongoing Phase 1b clinical trial for PRX003 and contemplate a Phase 1 clinical trial for PRX004, there is no assurance that this work will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with our Phase 3, Phase 2b or OLE clinical trials for NEOD001, the contemplated Phase 2 clinical trial for PRX002/RG7935, our Phase 1b clinical trial for PRX003 or any future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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
The success of PRX002/RG7935 in the United States is dependent upon the strength and performance of our collaboration with Roche. If we fail to maintain our existing collaboration with Roche, such termination would likely have a material adverse effect on our ability to develop and commercialize PRX002/RG7935 and our business. Furthermore, if we opt out of profit and loss sharing with Roche, our revenues from PRX002/RG7935 will be reduced.
The success of sales of PRX002/RG7935 in the U.S. will be dependent on the ability of Roche to successfully develop in collaboration with us, and launch and commercialize PRX002/RG7935, if approved by the FDA, pursuant to the License Agreement we entered into in December 2013. Our collaboration with Roche is complex, particularly with respect to future U.S. commercialization of PRX002/RG7935, with respect to financial provisions, allocations of responsibilities, cost estimates and the respective rights of the parties in decision making. Accordingly, significant aspects of the development and commercialization of PRX002/RG7935 require Roche to execute its responsibilities under the arrangement, or require Roche’s agreement or approval, prior to implementation, which could cause significant delays that may materially impact the potential success of PRX002/RG7935 in the U.S. In addition, Roche may under some circumstances independently develop products that compete with PRX002/RG7935, or Roche may decide to not commit sufficient resources to the development, commercialization, marketing and distribution of PRX002/RG7935. If we are not able to collaborate effectively with Roche on plans and efforts to develop and commercialize PRX002/RG7935, our business could be materially adversely affected.
Furthermore, the terms of the License Agreement provide that Roche has the ability to terminate such arrangement for any reason after the first anniversary of the License Agreement at any time upon 90 days’ notice (if prior to first commercial sale) or 180 days’ notice (if after first commercial sale). For example, Roche may determine that the outcomes of clinical trials have made PRX002/RG7935 a less attractive commercial product and terminate our collaboration. If the License Agreement is terminated, our business and our ability to generate revenue from sales of PRX002/RG7935 could be substantially harmed as we will be required to develop, commercialize and build our own sales and marketing organization or enter into another strategic collaboration in order to develop and commercialize PRX002/RG7935 in the U.S. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.
The manner in which Roche launches PRX002/RG7935, including the timing of launch and potential pricing, will have a significant impact on the ultimate success of PRX002/RG7935 in the U.S, and the success of the overall commercial arrangement with Roche. If launch of commercial sales of PRX002/RG7935 in the U.S. by Roche is delayed or prevented, our revenue will suffer and our stock price may decline. Further, if launch and resulting sales by Roche are not deemed successful, our business would be harmed and our stock price may decline. Any lesser effort by Roche in its PRX002/RG7935 sales and marketing efforts may result in lower revenue and thus lower profits with respect to the U.S. The outcome of Roche’s commercialization efforts in the U.S. could also have a negative effect on investors’ perception of potential sales of PRX002/RG7935 outside of the U.S., which could also cause a decline in our stock price.

Furthermore, pursuant to the License Agreement, we are responsible for 30% of all development and commercialization costs for PRX002/RG7935 for the treatment of Parkinson’s disease in the U.S., and for any future Licensed Products and/or indications that we opt to co-develop, in each case unless we elect to opt out of profit and loss sharing. If we elect to opt out of profit and loss sharing, we will instead receive sales milestones and royalties, and our revenue, if any, from PRX002/RG7935 will be reduced.
Our right to co-develop PRX002/RG7935 and other Licensed Products under the License Agreement will terminate if we commence certain studies for a competitive product that treats Parkinson’s disease or other indications that we opted to co-develop. In addition, our right to co-promote PRX002/RG7935 and other Licensed Products will terminate if we commence a Phase 3 study for a competitive product that treats Parkinson’s disease.
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
Our ability to receive any significant revenue from PRX002/RG7935 will be dependent on Roche’s efforts and our participation in profit and loss sharing, and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. Roche may not fulfill its obligations or carry out marketing activities for PRX002/RG7935 as diligently as we would like. We could also become involved in disputes with Roche, which could lead to delays in or termination of development or commercialization activities and time-consuming and expensive litigation or arbitration. If Roche terminates or breaches the License Agreement, or otherwise decides not to complete its obligations in a timely manner, the chances of successfully developing, commercializing or marketing PRX002/RG7935 would be materially and adversely affected.
Outside of the United States, we are solely dependent on the efforts and commitments of Roche, either directly or through third parties, to further develop and commercialize PRX002/RG7935. If Roche’s efforts are unsuccessful, our ability to generate future product sales from PRX002/RG7935 outside the United States would be significantly reduced.
Under our License Agreement, outside of the U.S., Roche has responsibility for developing and commercializing PRX002/RG7935 and any future Licensed Products targeting α-synuclein. As a consequence, any progress and commercial success outside of the U.S. is dependent solely on Roche’s efforts and commitment to the program. For example, Roche may delay, reduce or terminate development efforts relating to PRX002/RG7935 outside of the U.S., or under some circumstances independently develop products that compete with PRX002/RG7935, or decide not to commit sufficient resources to the commercialization, marketing and distribution of PRX002/RG7935.
In the event that Roche does not diligently develop and commercialize PRX002/RG7935, the License Agreement provides us the right to terminate the License Agreement in connection with a material breach uncured for 90 days after notice thereof. However, our ability to enforce the provisions of the License Agreement so as to obtain meaningful recourse within a reasonable timeframe is uncertain. Further, any decision to pursue available remedies including termination would impact the potential success of PRX002/RG7935, including inside the U.S., and we may choose not to terminate as we may not be able to find another partner and any new collaboration likely will not provide comparable financial terms to those in our arrangement with Roche. In the event of our termination, this may require us to develop and commercialize PRX002/RG7935 on our own, which is likely to result in significant additional expense and delay. Significant changes in Roche’s business strategy, resource commitment and the willingness or ability of Roche to complete its obligations under our arrangement could materially affect the potential success of the product. Furthermore, if Roche does not successfully develop and commercialize PRX002/RG7935 outside of the U.S., our potential to generate future revenue outside of the U.S. would be significantly reduced.
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
We have entered into the License Agreement with Roche for the development of PRX002/RG7935 and may develop our own sales force and marketing infrastructure to co-promote PRX002/RG7935 in the U.S. for the treatment of Parkinson’s disease and any future Licensed Products approved for Parkinson’s disease in the U.S. If we exercise our co-promotion option and are unable to develop our own sales force and marketing infrastructure to effectively commercialize PRX002/RG7935 or other Licensed Products, our ability to generate additional revenue from potential sales of PRX002/RG7935 or such products in the U.S. may be harmed. In addition, our right to co-promote PRX002/RG7935 and other Licensed Products will terminate if we commence a Phase 3 study for a competitive product that treats Parkinson’s disease.
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

BI also manufactured clinical supplies of our drug candidate PRX002/RG7935 for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose trials. It is intended that Roche, with whom we are collaborating on development of PRX002/RG7935, will manufacture clinical supplies for the contemplated Phase 2 and any subsequent clinical trials.

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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future clinical trials;

•	our collaboration with Roche pursuant to the License Agreement to develop and commercialize PRX002/RG7935, as well as any future Licensed Products targeting α-synuclein;

•	failure or delays in advancing our preclinical drug candidates or other drug candidates we may develop in the future, into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2017, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 5,843,612.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our condensed consolidated financial statements may be materially misstated. We or our independent registered public accounting firm, when required, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.
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

Dated:	May 9, 2017	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.1#	Prothena Corporation plc Amended and Restated Incentive Compensation Plan					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________

#	Indicates management contract or compensatory plan or arrangement.

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