Form 10-Q
period 2017-09-30
Prothena Corp plc
filed 2017-11-07
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
 ______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding as of October 20, 2017 was 38,446,761.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$456,061	$386,923
Receivable from Roche	220	178
Prepaid expenses and other current assets	12,783	4,261
Total current assets	469,064	391,362
Non-current assets:
Property and equipment, net	55,384	56,452
Deferred tax assets	6,392	5,913
Restricted cash	4,056	4,056
Other non-current assets	2,784	2,193
Total non-current assets	68,616	68,614
Total assets	$537,680	$459,976
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,062	$13,069
Accrued research and development	18,482	19,073
Income taxes payable, current	53	378
Build-to-suit lease obligation, current	372	—
Other current liabilities	9,289	8,555
Total current liabilities	39,258	41,075
Non-current liabilities:
Income taxes payable, non-current	—	98
Deferred rent	266	2,080
Build-to-suit lease obligation, non-current	51,902	51,320
Total non-current liabilities	52,168	53,498
Total liabilities	91,426	94,573
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2017 and December 31, 2016
Issued and outstanding shares — none at September 30, 2017 and December 31, 2016
Ordinary shares, $0.01 par value:	384	348
Authorized shares — 100,000,000 at September 30, 2017 and December 31, 2016
Issued and outstanding shares — 38,443,261 and 34,752,116 at September 30, 2017 and December 31, 2016, respectively
Additional paid-in capital	840,462	654,266
Accumulated deficit	(394,592)	(289,211)
Total shareholders’ equity	446,254	365,403
Total liabilities and shareholders’ equity	$537,680	$459,976
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue	$219	$286	$27,290	$884
Total revenue	219	286	27,290	884
Operating expenses:
Research and development	41,315	26,838	101,045	79,690
General and administrative	12,438	16,136	34,182	31,452
Total operating expenses	53,753	42,974	135,227	111,142
Loss from operations	(53,534)	(42,688)	(107,937)	(110,258)
Other income (expense):
Interest income (expense), net	118	138	(228)	405
Other expense, net	(683)	(268)	(1,967)	(561)
Total other expense, net	(565)	(130)	(2,195)	(156)
Loss before income taxes	(54,099)	(42,818)	(110,132)	(110,414)
Provision for (benefit from) income taxes	(1,705)	421	(4,653)	791
Net loss	$(52,394)	$(43,239)	$(105,479)	$(111,205)
Basic and diluted net loss per share	$(1.37)	$(1.26)	$(2.82)	$(3.25)
Shares used to compute basic and diluted net loss per share	38,292	34,413	37,384	34,266
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(105,479)	$(111,205)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,285	1,509
Share-based compensation	19,357	19,718
Deferred income taxes	(479)	(3,156)
Interest expense under build-to-suit lease obligation	2,759	550
Gain from early lease retirement	(2,096)	—
Gain from disposal of fixed assets	(5)	—
Changes in operating assets and liabilities:
Receivable from Roche	(42)	100
Prepaid and other assets	(11,183)	(964)
Accounts payable, accruals and other liabilities	3,224	11,004
Net cash used in operating activities	(91,659)	(82,444)
Investing activities
Purchases of property and equipment	(3,250)	(9,497)
Proceeds from disposal of fixed assets	105	—
Net cash used in investing activities	(3,145)	(9,497)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	150,323	128,777
Proceeds from issuance of ordinary shares upon exercise of stock options	15,424	2,396
Reduction of build-to-suit lease obligation	(1,805)	—
Proceeds from tenant improvement allowance under build-to-suit transaction	—	2,812
Net cash provided by financing activities	163,942	133,985
Net increase in cash, cash equivalents and restricted cash	69,138	42,044
Cash, cash equivalents and restricted cash, beginning of the year	390,979	370,586
Cash, cash equivalents and restricted cash, end of the period	$460,117	$412,630

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$294	$1,557

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$163	$4,077
Stock option shortfall	$—	$(18)
Receivable from option exercises	$1,128	$76
Amounts capitalized under build-to-suit lease transaction	$—	$38,584
Interest capitalized during construction period for build-to-suit lease transaction	$—	$713
 See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
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
The Company's pipeline of antibody-based product candidates target a number of indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002/RG7935) and ATTR amyloidosis (PRX004). The Company continues discovery of additional novel therapeutic candidates where its deep scientific understanding of disease pathology can be leveraged.
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
Liquidity and Business Risks
As of September 30, 2017, the Company had an accumulated deficit of $394.6 million and cash and cash equivalents of $456.1 million.
In March 2017, the Company sold an aggregate of 2,700,000 ordinary shares for net proceeds of approximately $150.3 million, after deducting the underwriting discount and offering expenses, in an underwritten public offering.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at September 30, 2017 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2017, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statements" in the 2016 Form 10-K, with the exception of those noted below.
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
Receivable from Roche as of September 30, 2017 and December 31, 2016 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services. Credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.

As of September 30, 2017, $54.7 million of the Company's long-lived assets were held in the U.S. and $0.7 million were in Ireland. As of December 31, 2016, $55.7 million of the Company's long-lived assets were held in the U.S. and $0.8 million were in Ireland.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which is largely codified in Accounting Standards Codification 606 (ASC Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). ASC Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. To date, we have derived our revenues from a license and collaboration agreement and a service agreement. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. The core principle of ASC Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. ASC Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is permitted after January 1, 2017. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company expects to adopt the requirements of the new standard effective January 1, 2018 using the retrospective with the cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers: Principal vs. Agent Considerations, to help provide interpretive clarifications on the new guidance for ASC Topic 606. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements; and Practical Expedients, to improve the guidance on collectibility, noncash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU No. 2016-20 Revenue from Contracts with Customers: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASC Topic 606 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments and the measurement of progress toward completion of performance obligations. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements in the period of adoption. Under its current accounting policy, the Company recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As such, the timing of revenue recognition for our license and collaboration agreements may change under the new revenue standard.
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (ASC Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASC Topic 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. Note 7, "Commitments and Contingencies" provides details on the Company's current lease arrangements. The Company continues to evaluate the provisions of ASC Topic 842 to determine the impact the adoption of ASU 2016-02 will have on its consolidated financial statements; however, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on its consolidated balance sheets. Additionally, the Company expects to derecognize its build-to-suit asset and liabilities upon adoption pending its final evaluation.
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
Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. In addition, the Company has reversed its non-current tax liability of $98,000 with the offsetting entry recorded to retained earnings pursuant to the adoption of this ASU. Further, the year-to-date excess benefits have been recorded as a discrete benefit to the tax provision.  For the nine months ended September 30, 2017, the Company recorded excess tax benefits of $5.4 million as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company's income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards. The presentation requirements for cash flows related to excess tax benefits will be applied retrospectively; as such, prior years have been restated. Lastly, the Company elected to continue to estimate the number of forfeitures related to share-based payments, rather than account for forfeitures as they occur.
In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance related to accounting for cash receipts and cash payments and classification of statement of cash flow. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have an impact on its consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update 2017-09 (ASU 2017-09), Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Entities would apply the modification accounting guidance if the value, vesting requirements or classification of a share-based payment award changes. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have an impact on its consolidated financial statements.

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

Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $364.2 million and $307.3 million in money market funds included in cash and cash equivalents at September 30, 2017 and December 31, 2016, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Machinery and equipment	$9,051	$9,629
Leasehold improvements	579	2,769
Purchased computer software	987	363
Build-to-suit property	51,760	51,359
	62,377	64,120
Less: accumulated depreciation and amortization	(6,993)	(7,668)
Property and equipment, net	$55,384	$56,452
Depreciation expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2017, respectively, compared to $0.8 million and $1.5 million for the three and nine months ended September 30, 2016, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and related expenses	$7,509	$6,629
Professional services	384	435
Deferred rent	49	363
Other	1,347	1,128
Other current liabilities	$9,289	$8,555

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2017 and 2016, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(52,394)	$(43,239)	$(105,479)	$(111,205)
Denominator:
Weighted-average ordinary shares outstanding	38,292	34,413	37,384	34,266
Net loss per share:
Basic and diluted net loss per share	$(1.37)	$(1.26)	$(2.82)	$(3.25)

The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options to purchase ordinary shares	4,387	4,170	4,387	4,170
6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the "Lease") to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Expected future lease payments under the build-to-suit lease as of September 30, 2017 are included in Note 7, “Commitments and Contingencies.”

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the building during the construction period and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2017. The Company has also recognized structural and non-structural tenant improvements totaling $15.3 million as of September 30, 2017 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. The Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. In addition, for the three and nine months ended September 30, 2017, the Company recorded rent expense associated with the ground lease of $0.1 million and $0.4 million, respectively, in the Condensed Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $0.9 million and $2.8 million for the three and nine months ended September 30, 2017, respectively, which was recognized within the Condensed Consolidated Statement of Operations.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. The build-to-suit lease property remains on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2017 at its historical cost of $51.8 million and is being depreciated over its estimated useful life. As of September 30, 2017, the total amount of the build-to-suit lease obligation was $52.3 million, of which $0.4 million and $51.9 million were classified as current and non-current liability, respectively, on the Condensed Consolidated Balance Sheets. The Company expects to derecognize the build-to-suit lease property and financing lease obligation at the end of the lease term.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of September 30, 2017, none of the standby letter of credit amount has been used.

7. Commitments and Contingencies

Lease Commitments

The Company recognizes rent expense for its operating leases on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively. Rent expense was $0.6 million and $1.6 million for the three and nine months ended September 30, 2016, respectively.

Dublin
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.4 million as converted using an exchange rate as of September 30, 2017, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of September 30, 2017.
Switzerland
In 2017, the Company entered into noncancelable operating subleases to lease office space in Zug, Switzerland. The lease terms expire in December 2017 and February 2018. The Company is obligated to make lease payments of approximately CHF 56,000, or $58,000 as of September 30, 2017, converted using an exchange rate as of September 30, 2017.
Future minimum payments under the above-described noncancelable operating lease as of September 30, 2017 are as follows (in thousands):

Year Ended December 31,	Operating Lease
2017 (3 months)	$103
2018	260
2019	245
2020	245
2021	244
Thereafter	897
Total	$1,994

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease of the Current SSF Facility which expires in December 31, 2023. The Company is considered the "accounting owner" of the Current SSF Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its condensed consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6, "Build-To-Suit Lease." Future minimum payments under build-to-suit lease obligation as of September 30, 2017 are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation
2017 (3 months)	$1,083
2018	4,915
2019	5,803
2020	5,979
2021	6,165
Thereafter	12,885
Total	$36,830
Indemnity Obligations

The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2017 and 2016.
Other Commitments
In April 2017, the Company entered into a Letter Agreement with Boehringer Ingelheim Biopharmacuticals GmbH for supply of drug products. No product has been manufactured under this agreement. However, the commitment table below includes purchase obligations under this agreement.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2017, the Company had non-cancelable purchase commitments to suppliers for $42.0 million of which $11.7 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.8 million of which $0.3 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Purchase Obligations	$41,988	$18,835	$7,088	$16,065	$—	$—	$—
Contractual obligations under license agreements(1)	1,795	475	130	130	100	100	860
Total	$43,783	$19,310	$7,218	$16,195	$100	$100	$860

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
8. Roche License Agreement
Overview
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002/RG7935. The License Agreement was evaluated under ASC 605-25, Multiple Element Arrangements. Under this License agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.2 million and $0.7 million as collaboration revenue for research reimbursement from Roche for the three and nine months ended September 30, 2017, respectively, as compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $1.6 million and $5.7 million in R&D expenses for payments made to Roche during the three and nine months ended September 30, 2017, respectively, as compared to $1.0 million and $2.4 million for the three and nine months ended September 30, 2016, respectively. Reimbursement for development costs from Roche during the three and nine months ended September 30, 2017 was $0.3 million and $1.4 million, respectively, as compared to $1.1 million and $3.0 million for the three and nine months ended September 30, 2016, respectively, which was recognized as an offset to R&D expenses.
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

In June 2017, the Company achieved a $30.0 million clinical milestone under the License Agreement as a result of dosing of the first patient in the Phase 2 study for PRX002/RG7935. The milestone was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. As such, the Company recognized $26.6 million of the $30.0 million milestone as collaboration revenue and $3.4 million as an offset to R&D expenses during the nine months ended September 30, 2017. The Company did not achieve any clinical and regulatory milestones under the License Agreement during the three and nine months ended September 30, 2016.
9. Shareholders' Equity
Ordinary Shares
As of September 30, 2017, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 38,443,261 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2017, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2017. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
March 2017 Offering
In March 2017, the Company completed an underwritten public offering of an aggregate of 2,700,000 of its ordinary shares at a public offering price of $57.50 per ordinary share. The Company received aggregate net proceeds of approximately $150.3 million, after deducting the underwriting discount and offering costs.
10. Share-Based Compensation
Amended and Restated 2012 Long Term Incentive Plan (“LTIP”)
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company's Board of Directors, are eligible to receive equity awards under the LTIP. The LTIP provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights (“SARS”), restricted shares, restricted share units ("RSUs"), cash or stock-based performance awards and other share-based awards to eligible individuals. Options under the LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life.
The Company granted 162,500 and 1,447,300 share options during the three and nine months ended September 30, 2017, respectively, and 132,500 and 1,252,975 share options during the three and nine months ended September 30, 2016, respectively, under the LTIP. The Company's option awards generally vest over four years. In May 2017, the Company's shareholders approved an increase of 1,350,000 additional ordinary shares authorized for issuance under the LTIP. The aggregate number of ordinary shares authorized for issuance under the LTIP is 8,750,000 ordinary shares. As of September 30, 2017, 2,321,248 ordinary shares remained available for grant, and options to purchase 4,386,752 ordinary shares under the LTIP were outstanding with a weighted-average exercise price of approximately $38.30 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2020 related to unvested share-based payment awards at September 30, 2017 is $70.2 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.83 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 and 2016 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$2,820	$1,990	$7,863	$5,227
General and administrative (1)	4,282	9,458	11,494	14,491
Total share-based compensation expense	$7,102	$11,448	$19,357	$19,718

(1)
Includes $nil and $6.5 million for the three and nine months ended September 30, 2017 and 2016, respectively, of share-based compensation expense related to the accelerated vesting of stock options to the Company's former CEO upon his death.

The Company recognized a tax benefit from share-based awards of $1.1 million and $3.0 million for the three and nine months ended September 30, 2017, respectively, and $2.1 million and $3.5 million for the three and nine months ended September 30, 2016, respectively.
The fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2017 and 2016 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	71.2%	75.2%	72.6%	74.9%
Risk-free interest rate	2.0%	1.3%	2.0%	1.4%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$38.06	$32.50	$35.63	$24.47
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	4,064,207	$27.19	6.79	$92,640
Granted	1,447,300	54.95
Exercised	(991,145)	16.70
Canceled	(133,610)	41.21
Outstanding at September 30, 2017	4,386,752	$38.30	7.96	$116,337
Vested and expected to vest at September 30, 2017	4,286,175	$38.01	7.94	$114,901
Vested at September 30, 2017	1,902,983	$24.97	6.67	$75,849
The total intrinsic value of options exercised was $13.6 million and $39.5 million during the three and nine months ended September 30, 2017, respectively, and $2.7 million and $4.1 million during the three and nine months ended September 30, 2016, respectively, determined as of the date of exercise.
11. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $1.7 million and $4.7 million for three and nine months ended September 30, 2017, respectively, as compared to an income tax expense of $421,000 and $791,000 for the three and nine months ended September 30, 2016, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and excess tax benefits of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. In addition, the Company has reversed its non-current tax liability of $98,000, with the offsetting entry recorded to retained earnings pursuant to the adoption of this ASU. Further, the year-to-date excess benefits have been recorded as a discrete benefit to the tax provision.  For the three and nine months ended September 30, 2017, the Company recorded excess tax benefits of $2.0 million and $5.4 million, respectively, which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company's income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
The Company's deferred tax assets are composed primarily of its Irish subsidiaries' net operating loss carryovers, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiary, federal and California research and development credit carryforward, shared-based compensation and other temporary differences. The Company maintains a valuation allowance against its Irish and certain U.S. federal and state deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.

  No provision for income tax in Ireland has been recognized on undistributed earnings of the Company's U.S. subsidiary because the Company considers such earnings to be indefinitely reinvested.
12. Related Parties
Carol D. Karp commenced employment with the Company as its Chief Regulatory Officer on December 14, 2016. Prior to that, Ms. Karp provided consulting services to the Company under a written Consulting Agreement which was effective April 1, 2016. That Consulting Agreement terminated as of December 13, 2016, before Ms. Karp joined the Company. There were no consulting fees paid to Ms. Karp for the three and nine months ended September 30, 2017. The Company paid a total of $123,900 and $192,500 (not including expense reimbursements) for the three and nine months ended September 30, 2016, respectively, under the Consulting Agreement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; the possible clinical benefits of NEOD001, PRX002/RG7935 and PRX004; the role of NT-proBNP in the biology and clinical aspects of AL amyloidosis; the design of the Phase 2 study for PRX002/RG7935; expected research and development (“R&D”) and general and administrative (“G&A”) expenses in 2017; the sufficiency of our cash and cash equivalents; our future capital requirements; and our future contractual obligations. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under under “Risk Factors” in this Form 10-Q.

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
Our pipeline of antibody-based product candidates target a number of indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002/RG7935) and ATTR amyloidosis (PRX004). The Company continues discovery of additional novel therapeutic candidates where our deep scientific understanding of disease pathology can be leveraged.

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
In September 2017, we presented new research at the Heart Failure Society of America Annual Scientific Meeting that further supports the important role of the cardiac biomarker NT-proBNP in both the biology and clinical aspects of AL amyloidosis. Preclinical data presented in a moderated poster talk and poster session at the conference demonstrated the relationship between misfolded light chain toxicity to heart cells and production of NT-proBNP. NT-proBNP is a cardiac biomarker that has been shown in multiple independent studies to predict survival in patients with AL amyloidosis (Merlini, et. al, Leukemia, 2016).
PRX002/RG7935 for the Potential Treatment of Parkinson’s Disease and other synucleinopathies
PRX002/RG7935 is an investigational monoclonal antibody that targets alpha-synuclein and is designed to slow the progressive neurodegeneration associated with synuclein misfolding and/or the cell-to-cell transmission of the pathogenic forms of synuclein in Parkinson’s disease and other synucleinopathies. PRX002, also known as RG7935, is the focus of a worldwide collaboration between Prothena and Roche.
In July 2017, we announced the initiation of the global Phase 2 PASADENA study of PRX002/RG7935 in patients with early Parkinson’s disease.
PASADENA is a two-part Phase 2 clinical study in early Parkinson’s disease patients that is being conducted by Roche. Part 1 is a randomized, double-blind, placebo-controlled, three-arm study designed to enroll approximately 300 patients to evaluate the efficacy and safety of PRX002/RG7935 in patients over 52 weeks. In part 1, patients will be randomized on a 1:1:1 basis to receive one of two active doses of PRX002/RG7935 or placebo via intravenous infusion once every 4 weeks. Part 2 of the study is a 52-week blinded extension phase in which patients from the placebo arm of the study will be re-randomized onto one of two active doses on a 1:1 basis, so that all participants will be on active treatment. Patients who were originally randomized to an active dose will continue at that dose level for the additional 52 weeks. The primary endpoint of this study is the comparison of change from baseline in the Movement Disorder Society-Unified Parkinson's Disease Rating Scale (MDS-UPDRS) total score (parts 1, 2 and 3) at the completion of part 1 (week 52) in each treatment group vs. the placebo group.

PRX003

PRX003 is an investigational monoclonal antibody that targets CD146, also known as MCAM, a cell adhesion molecule expressed on the surface of Th17 cells.

In September 2017, we announced clinical results of a Phase 1b multiple ascending dose study in patients with psoriasis. While the primary objectives of the study were achieved and we observed occupancy and downregulation of CD146 following administration of PRX003 consistent with our previous Phase 1a SAD study, advancing PRX003 into mid-stage clinical development required a well-defined relationship between biological activity and meaningful clinical effects, and these prerequisites were not met.  These data indicate the need for a deeper understanding of CD146 modulation in the treatment of disease states, and based on these study results we will not advance PRX003 into mid-stage clinical development for psoriasis or psoriatic arthritis as previously planned.

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

There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2017 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K.

Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three and nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in our 2016 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,		Percentage Change
	2017	2016
	(Dollars in thousands)
Collaboration revenue	$219	$286	(23)%
Total revenue	$219	$286	(23)%

	Nine Months Ended September 30,		Percentage Change
	2017	2016
	(Dollars in thousands)
Collaboration revenue	$27,290	$884	2,987%
Total revenue	$27,290	$884	2,987%

Total revenue was $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $27.3 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.
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

Collaboration revenue for the three months ended September 30, 2017 and 2016 consisted of reimbursement for research services of $0.2 million and $0.3 million, respectively.
Collaboration revenue for the nine months ended September 30, 2017 consisted of a clinical milestone from Roche of $30.0 million (of which $26.6 million was recognized as collaboration revenue) and reimbursement for research services of $0.7 million, while collaboration revenue for the nine months ended September 30, 2016 consisted of reimbursement for research services of $0.9 million.
Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2017	2016
	(Dollars in thousands)
Research and development	$41,315	$26,838	54%
General and administrative	12,438	16,136	(23)%
Total operating expenses	$53,753	$42,974	25%

	Nine Months Ended September 30,		Percentage Change
	2017	2016
	(Dollars in thousands)
Research and development	$101,045	$79,690	27%
General and administrative	34,182	31,452	9%
Total operating expenses	$135,227	$111,142	22%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three and nine months ended September 30, 2017 were $53.8 million and $135.2 million, respectively, and for the three and nine months ended September 30, 2016 were $43.0 million and $111.1 million, respectively.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with nonclinical activities and drug development related to our drug programs, including NEOD001, PRX002/RG7935, PRX003, PRX004 and our discovery programs. Pursuant to our License Agreement with Roche, we make payments to Roche for our share of the development expenses incurred by Roche related to PRX002/RG7935 program, which is included in our R&D expense. We also record reimbursements from Roche for development as an offset to R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $14.5 million, or 54%, for the three months ended September 30, 2017, and increased by $21.4 million, or 27%, for the nine months ended September 30, 2017 as compared to the same periods in the prior year. The increase for the three months ended September 30, 2017 compared to the same period in the prior year was primarily due to higher external expenses for product manufacturing related to NEOD001, and to a lesser extent higher personnel costs (including share-based compensation expenses) and higher clinical trial costs associated primarily with the NEOD001 program. The increase for the nine months ended September 30, 2017 was primarily due to higher personnel costs (including share-based compensation expenses), and to a lesser extent higher clinical trial costs associated primarily with the NEOD001 program and higher external expenses for product manufacturing related to NEOD001.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002/RG7935 and PRX003) and other R&D expenses for the three and nine months ended September 30, 2017 and 2016, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2017	2016	2017	2016
NEOD001 (1)	$31,514	$17,640	$75,960	$53,253	$226,676
PRX002/RG7935(2)	2,193	1,959	4,389	5,151	48,725
PRX003 (3)	3,205	3,423	8,375	8,490	57,815
Other R&D (4)	4,403	3,816	12,321	12,796
	$41,315	$26,838	$101,045	$79,690

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002/RG7935 and related antibodies include the costs incurred from the date when the program has been separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002/RG7935 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002/RG7935 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three and nine months ended September 30, 2017, $0.3 million and $4.8 million, respectively, were recorded as an offset to R&D expenses including $3.4 million for a portion of the $30.0 million milestone payment received from Roche in the nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, $1.1 million and $3.0 million, respectively, were recorded as an offset to R&D expenses.

(3)
Cumulative R&D costs to date for PRX003 include the costs incurred from the date when the program has been separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Based on the Phase 1b multiple ascending dose study results announced in September 2017, we announced that we will not advance PRX003 into mid-stage clinical development for psoriasis or psoriatic arthritis as previously planned.

(4)	Other R&D is comprised of nonclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial.
We expect our R&D expenses to continue to increase in 2017 over the prior year primarily due to increased spending for the NEOD001 program in connection with the ongoing Phase 3 VITAL clinical study and the Phase 2b PRONTO clinical study.
General and Administrative Expenses
Our G&A expenses decreased by $3.7 million, or 23%, and increased by $2.7 million, or 9%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. The decrease for the three months ended September 30, 2017 compared to the same period in the prior year was primarily due to $6.5 million of share-based compensation expense related to the accelerated vesting of stock options upon the passing of the Company's former CEO in the three months ended September 30, 2016, offset in part by higher personnel costs in the three months ended September 30, 2017. The increase for the nine months ended September 30, 2017 compared to the same period in the prior year was primarily due to higher personnel costs, and to a lesser extent higher consulting and other expenses, partially offset by a share-based compensation expense related to the accelerated vesting of stock options upon the passing of the Company's former CEO in the three months ended September 30, 2016, and the gain recognized from the assignment of our former South San Francisco facility lease in January 2017.
We expect our G&A expenses to continue to increase in 2017 over the prior year in support of our anticipated R&D activities and due to increases in personnel, legal and expenses associated with commercial planning activities.
Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2017	2016
	(Dollars in thousands)
Interest income	$1,047	$364	188%
Interest expense	(929)	(226)	311%
Interest income, net	118	138	(14)%
Other expense	(683)	(268)	155%
Total Other Expense, net	$(565)	$(130)	335%

	Nine Months Ended September 30,		Percentage Change
	2017	2016
	(Dollars in thousands)
Interest income	$2,531	$955	165%
Interest expense	(2,759)	(550)	402%
Interest income (expense), net	(228)	405	(156)%
Other expense	(1,967)	(561)	251%
Total Other Expense, net	$(2,195)	$(156)	1,307%

Interest income (expense), net decreased by $20,000, or 14%, and $633,000, or 156%, for the three and nine months ended September 30, 2017, respectively, compared to the same period in the prior year. The decrease for the three and nine months ended September 30, 2017 compared to the same periods in the prior year was primarily due to higher interest expense associated with our built-to-suit lease, offset in part by higher interest income associated with higher balances in our cash and money market accounts.
Other expense, net for the three and nine months ended September 30, 2017 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Percentage Change
	2017	2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(1,705)	$421	(505)%

	Nine Months Ended September 30,		Percentage Change
	2017	2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(4,653)	$791	(688)%

The tax benefits for the three and nine months ended September 30, 2017 were $1.7 million and $4.7 million, respectively, while tax provisions for the three and nine months ended September 30, 2016 were $0.4 million and $0.8 million, respectively. The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
For the three and nine months ended September 30, 2017, we recorded excess tax benefits of $2.0 million and $5.4 million, respectively, as part of our income tax provision related to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of our option awards.
The provision for income taxes decreased by $5.4 million for the nine months ended September 30, 2017, compared to the same period in the prior year, due to the excess tax benefit recorded in the nine months ended September 30, 2017, offset by higher profits generated from our U.S. subsidiary.

Liquidity and Capital Resources
Overview

	September 30,	December 31,
	2017	2016
Working capital	$429,806	$350,287
Cash and cash equivalents	456,061	386,923
Total assets	537,680	459,976
Total liabilities	91,426	94,573
Total shareholders’ equity	446,254	365,403

Working capital was $429.8 million as of September 30, 2017, an increase of $79.5 million from working capital of $350.3 million as of December 31, 2016. This increase in working capital during the nine months ended September 30, 2017 was primarily attributable to a higher net cash and cash equivalents balance resulting from the net proceeds of $150.3 million from our public offering in March 2017, partially offset by use of $135.2 million for operating expenses (adjusted to exclude non-cash charges).
As of September 30, 2017, we had $456.1 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates and preparation for commercialization. As of September 30, 2017, $70.4 million of our outstanding cash and cash equivalents related to U.S. operations that are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates. Our future capital requirements will depend on numerous factors, including, without limitation, the timing of initiation, progress, results and costs of our clinical trials; the results of our research and nonclinical studies; the costs of clinical manufacturing and of establishing commercial manufacturing arrangements; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; the costs and timing of capital asset purchases; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under current and potential future collaborations; and the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates. Pursuant to the License Agreement with Roche, in the U.S., we and Roche share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for PRX002/RG7935 in the Parkinson’s disease indication, as well as any other Licensed Products and/or indications for which we opt in to co-develop and co-fund. In order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
Cash Flows for the Nine Months Ended September 30, 2017 and 2016
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(91,659)	$(82,444)
Net cash used in investing activities	(3,145)	(9,497)
Net cash provided by financing activities	163,942	133,985
Net increase in cash and cash equivalents and restricted cash	$69,138	$42,044

Cash Used in Operating Activities
Net cash used in operating activities was $91.7 million for the nine months ended September 30, 2017, primarily due to use of $135.2 million for operating expenses (adjusted to exclude non-cash charges) and an increase in prepaid expenses and other current assets, which were partially offset by an increase in accounts payable and accrued liabilities.
Net cash used in operating activities was $82.4 million for the nine months ended September 30, 2016, primarily due to use of $111.1 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $3.1 million and $9.5 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $163.9 million for the nine months ended September 30, 2017, primarily from the net proceeds from our March 2017 public offering and $15.4 million from issuances of ordinary shares upon exercises of stock options.
Net cash provided by financing activities was $134.0 million for the nine months ended September 30, 2016, primarily from the net proceeds of $128.6 million from our January 2016 public offering, $2.8 million from our landlord for tenant improvement allowance related to our build-to-suit lease, and $2.4 million from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At September 30, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of September 30, 2017 consisted of minimum cash payments under a build-to-suit lease obligation of $36.8 million, operating leases of $2.0 million, purchase obligations of $42.0 million (of which $11.7 million is included in accrued current liabilities) and contractual obligations under license agreements of $1.8 million (of which $0.3 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In August 2015, we entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, we are obligated to make lease payments totaling approximately €2.0 million, or $2.4 million as converted using an exchange rate as of September 30, 2017, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of September 30, 2017.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $36.8 million remains outstanding as of September 30, 2017.
In 2017, we entered into noncancelable operating subleases to lease office space in Zug, Switzerland. The lease terms expire in December 2017 and February 2018. We are obligated to make lease payments of approximately CHF 56,000, or $58,000 as of September 30, 2017, converted using an exchange rate as of September 30, 2017.
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases (1)	$1,994	$103	$260	$245	$245	$244	$897
Minimum cash payments under build-to-suit lease obligation (1)	36,830	1,083	4,915	5,803	5,979	6,165	12,885
Purchase obligations	41,988	18,835	7,088	16,065	—	—	—
Contractual obligations under license agreements (2)	1,795	475	130	130	100	100	860
Total	$82,607	$20,496	$12,393	$22,243	$6,324	$6,509	$14,642

(1) See Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $2.0 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively. At this time, we do not believe that our foreign exchange risk is material. However, if we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of September 30, 2017 and December 31, 2016 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $160.1 million, $80.6 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
conduct our Phase 3, Phase 2b and open label extension ("OLE") clinical trials for NEOD001, support the Phase 2 clinical trial for PRX002/RG7935 being conducted by Roche and initiate additional clinical trials for these and other programs, including PRX004;

•	develop and commercialize our product candidates, including NEOD001, PRX002/RG7935 and PRX004;

•	undertake nonclinical development of other product candidates and initiate clinical trials, if supported by positive nonclinical data; and

•	pursue our early stage research and seek to identify additional drug candidates and potentially acquire rights from third parties to drug candidates through licenses, acquisitions or other means.
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
As of September 30, 2017, we had cash and cash equivalents of $456.1 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 3, Phase 2b and OLE clinical trials for NEOD001, the Phase 2 clinical trial for PRX002/RG7935 and our contemplated Phase 1 clinical trial for PRX004;

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
The United Kingdom’s announced withdrawal from the European Union could have a negative effect on global economic conditions and financial markets, EU regulatory procedures and our business.

In June 2016, a majority of voters in the United Kingdom (the "UK") elected in a national referendum to withdraw from the European Union (the "EU"). In March 2017, the UK government formally initiated the withdrawal process. That pending withdrawal, currently scheduled to occur in or before March 2019, has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate upon withdrawal. The pending withdrawal has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The UK's withdrawal from the EU also means that the European Medicines Agency (the "EMA"), from which we must obtain approval to sell any product in the EU, must relocate from its current headquarters in the UK to a new location within the EU. This relocation of the EMA could significantly disrupt its operations, which could cause delays in the EMA's review and approval of marketing authorization applications. Such a disruption could impact our future applications for EMA approval of our drug candidates, including NEOD001, which could have a material adverse effect on our business, financial condition and results of operations and growth prospects.

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
Although we have ongoing Phase 3, Phase 2b and OLE clinical trials for NEOD001, have an ongoing Phase 2 clinical trial for PRX002/RG7935 and contemplate a Phase 1 clinical trial for PRX004, there is no assurance that this work will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and that the drug candidate is safe and effective for use for that target indication. In the U.S., this must be done to the satisfaction of the U.S. Food and Drug Administration (the "FDA"); in the EU this must be done to the satisfaction of the EMA; and in other countries this must be done to the satisfaction of comparable regulatory authorities.
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
We cannot predict whether we will encounter problems with our Phase 3, Phase 2b or OLE clinical trials for NEOD001, the Phase 2 clinical trial for PRX002/RG7935 or any other or future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

•	conditions imposed on us by the FDA, the EMA or other comparable regulatory authorities regarding the scope or design of our clinical trials;

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
Clinical trials may also be delayed or terminated as a result of ambiguous or negative data or results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the EMA or other comparable regulatory authorities, the IRBs at the sites where the IRBs are overseeing a trial, or the safety oversight committee overseeing the clinical trial at issue due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA, the EMA or other regulatory authorities resulting in the imposition of a clinical hold;

•	interpretation of data by the FDA, the EMA or other regulatory authorities;

•	requirement by the FDA, the EMA or other regulatory authorities to perform additional studies;

•	failure to achieve primary or secondary endpoints or other failure to demonstrate efficacy or adequate safety;

•	unforeseen safety issues; or

•	lack of adequate funding to continue the clinical trial.
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
The regulatory approval processes of the FDA, the EMA and other comparable regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA, the EMA and other comparable regulatory authorities is inherently unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any drug candidate and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.
Our drug candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, the EMA or comparable regulatory authorities may disagree with the design, implementation or conduct of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA, the EMA or comparable regulatory authorities that a drug candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA or comparable regulatory authorities for approval;

•	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA, the EMA or comparable regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

•
the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a Biologic License Application ("BLA") or other submission or to obtain regulatory approval in the U.S., EU or elsewhere;

•
the FDA, the EMA or comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or

•	the approval policies or regulations of the FDA, the EMA or comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
NEOD001 has been granted orphan drug designation by the FDA and the EMA for the treatment of AL amyloidosis. Under the U.S. Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a disease or condition that affects a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
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
Even though we have obtained orphan drug designation for NEOD001 in the U.S. and the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug designation for a product, that exclusivity may not effectively protect the product from competition from different drugs with different active moieties which may be approved for the same condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Even if one of our drug candidates receives orphan exclusivity, the FDA or EMA may still approve other drugs that have a different active ingredient for use in treating the same indication or disease, or may approve an application to market the same drug for the same indication that shows clinical superiority over our product. Furthermore, the FDA or EMA may waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
Even if our drug candidates receive regulatory approval in one country or jurisdiction, we may never receive approval or commercialize our products in other countries or jurisdictions.
In order to market drug candidates in a particular country or jurisdiction, we must establish and comply with numerous and varying regulatory requirements of that country or jurisdiction, including with respect to safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain, for example, FDA approval in the U.S. or EMA approval in the EU. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. and EMA approval in the EU as well as other risks. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another country or jurisdiction, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in one country or jurisdiction or any delay or setback in obtaining such approval would impair our ability to develop other markets for our drug candidates.
Both before and after marketing approval, our drug candidates are subject to ongoing regulatory requirements and continued regulatory review, and if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions and the sale of any approved products could be suspended.
Both before and after regulatory approval to market a particular drug candidate, adverse event reporting, manufacturing, labeling, packaging, storage, distribution, advertising, promotion and record keeping related to the product are subject to extensive, ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice ("cGMP") requirements and current good clinical practice ("cGCP") requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase

4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA, the EMA and other comparable regulatory authorities could subject us to administrative or judicially imposed sanctions, including:

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
The FDA’s, the EMA's or other comparable regulatory authorities' policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

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
We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, the EMA or other comparable regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.
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
We do not have the ability to independently conduct clinical trials for our drug candidates, and we rely on third parties, such as consultants, contract research organizations, medical institutions and clinical investigators, to assist us with these activities. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Although we have and will enter into agreements with these third parties, we will be responsible for confirming that our clinical trials are conducted in accordance with their general investigational plans and protocols. Moreover, the FDA, the EMA and other comparable regulatory authorities require us to comply with regulations and standards, commonly referred to as cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or other comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We have no manufacturing capacity and depend on third-party manufacturers to supply us with nonclinical and clinical trial supplies of all of our drug candidates, and we will depend on third-party manufacturers to supply us with any drug products for commercial sale if we obtain marketing approval from the FDA, the EMA or any other comparable regulatory authority for any of our drug candidates.
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
If the FDA, the EMA or any other comparable regulatory authority approves any of our drug candidates for commercial sale, we expect to continue to rely, at least initially, on third-parties to manufacture, package, label, store, test and distribute commercial supplies of such approved drug product. Significant scale-up of manufacturing may require additional comparability validation studies, which the FDA, the EMA or other comparable regulatory authorities must review and approve. Our third-party manufacturers might not be able to successfully establish such comparability or increase their manufacturing capacity in a timely or economic manner, or at all. If our third-party manufacturers are unable to successfully establish comparability or increase their manufacturing capacity for any drug product, and we are unable to timely establish our own manufacturing capabilities, the commercial launch of that drug product could be delayed or there could be a shortage in supply, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.
Our third-party manufacturers' facilities could be damaged by fire, power interruption, information system failure, natural disaster or other similar event, which could cause a delay or shortage in supplies of our drug candidates, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.
Our drug candidates require, and any future drug product will require, precise, high quality manufacturing, packaging, labeling, storage and testing that meet stringent cGMP, other regulatory requirements and other standards. Our third-party manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the EMA and other comparable regulatory authorities to ensure compliance with these cGMPs, other regulatory requirements and other standards. We do not have control over, and are dependent upon, our third-party manufacturers’ compliance with these cGMPs, regulations and standards. Any failure by a third-party manufacturer to comply with these cGMPs, regulations or standards or that compromises the safety of any of our drug candidates or any drug product could cause a delay or suspension of production of nonclinical or clinical supplies of our drug candidates or commercial supplies of drug products, cause a delay or suspension of nonclinical or clinical development, product approval and commercialization of our drug candidates or drug products, result in seizure or recall of clinical or commercial supplies, result in fines and civil penalties, result in liability for any patient injury or death or otherwise increase our costs, any of which could have an adverse effect on our business, financial condition, results of operations and growth prospects. If a third-party manufacturer cannot or fails to perform its contractual commitments, does not have sufficient capacity to meet our nonclinical, clinical or eventual commercial requirements or fails to meet cGMPs, regulations or other standards, we may be required to replace it or qualify an additional third-party manufacturer. Although we believe there are a number of potential alternative manufacturers, the number of manufacturers with the necessary manufacturing and regulatory expertise and facilities to manufacture biologics like our antibodies is limited. In addition, we could incur significant additional costs and delays in identifying and qualifying any new third-party manufacturer, due to the technology transfer to such new manufacturer and because the FDA, the EMA and other comparable regulatory authorities must approve any new manufacturer prior to manufacturing our drug candidates. Such approval would require successful technology transfer, comparability and other testing and compliance inspections. Transferring manufacturing to a new manufacturer could therefore interrupt supply, delay our clinical trials and any commercial launch and/or increase our costs for our drug candidates, any of which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) has manufactured and is contracted to continue to manufacture clinical supplies of our drug candidate NEOD001 for its clinical trials as well as for commercial purposes if we apply for and obtain regulatory approval to market NEOD001. We are dependent on BI to continue to manufacture these supplies. We have also contracted with Rentschler Biotechnologie GmbH (“Rentschler”) to develop the capability to manufacture and supply drug substance of NEOD001, including for worldwide commercial purposes if we apply for and obtain regulatory approval to market NEOD001. In order to be able to use drug substance supplied by Rentschler for commercial purposes, we will need to first establish comparability of drug substance manufactured by Rentschler with clinical supplies manufactured by BI and used by us in clinical development of NEOD001.

BI also manufactured clinical supplies of our drug candidate PRX002/RG7935 for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose trials. Roche, with whom we are collaborating on development of PRX002/RG7935, is manufacturing clinical supplies for the Phase 2 and is expected to do so for any subsequent clinical trials of PRX002/RG7935.

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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future clinical trials;

•	our collaboration with Roche pursuant to the License Agreement to develop and commercialize PRX002/RG7935, as well as any future Licensed Products targeting α-synuclein;

•	failure or delays in advancing our nonclinical drug candidates or other drug candidates we may develop in the future, into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us;

•	changes in tax laws or regulations applicable to our business or the interpretations of those tax laws and regulations by taxing authorities; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2017, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 6,708,000.
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

Irish law requires that our shareholders renew every five years the authority of our Board of Directors to issue shares and to do so for cash without applying the statutory pre-emption right, and if our shareholders do not renew these authorizations by

May 17, 2022 (or any renewal is subject to limitations), our ability to raise additional capital to fund our operations would be limited.

As an Irish incorporated company, we are governed by the Companies Act. The Companies Act requires that every five years our shareholders renew the separate authorities of our Board to (a) allot and issue shares and (b) opt out of the statutory pre-emption right that otherwise applies to share issuances for cash (which pre-emption right would require that shares issued for cash be offered to our existing shareholders on a pro rata basis before the shares may be issued to new shareholders). Our Constitution currently authorizes our Board to issue ordinary shares up to the amount of our authorized share capital, and to opt out of the statutory pre-emption right for such issuances, and our shareholders renewed those authorizations at our Annual General Meeting of Shareholders held on May 17, 2017. Under Irish law, these authorizations will expire on May 17, 2022, five years after our shareholders last renewed these authorizations. Irish law requires that our shareholders renew the authority for our Board to issue ordinary shares by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Irish law requires that our shareholders renew the authority of our Board to opt out of the statutory pre-emption right in share issuances for cash by a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. If these authorizations are not renewed before May 17, 2022, or are renewed with limitations, our Board would be limited in its ability to issue shares, which would limit our ability to raise additional capital to fund our operations, including the research, development and potential commercialization of our product candidates.

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

Dated:	November 7, 2017	Prothena Corporation plc (Registrant)

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