Form 10-K
period 2017-12-31
Prothena Corp plc
filed 2018-02-26
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2.1 billion, based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
38,540,539 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 15, 2018 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2017.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2017

PART I
ITEM 1. BUSINESS
Overview

Prothena Corporation plc (“Prothena” or the “Company”) is a global, late-stage clinical biotechnology company establishing fully-integrated research, development and commercial capabilities and focused on advancing new therapies in the neuroscience and orphan disease categories. Fueled by its deep scientific understanding built over decades of research in protein misfolding, Prothena seeks to fundamentally change the course of grave or currently untreatable diseases associated with this biology.

Our pipeline of antibody-based product candidates targets a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002/RG7935) and ATTR amyloidosis (PRX004). The Company continues to advance additional discovery programs where our deep scientific understanding of disease pathology can be leveraged. We have a number of discovery-stage programs targeting proteins implicated in diseases across the neuroscience and orphan categories, including tau and Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and ALECT2 for the potential treatment of ALECT2 amyloidosis.

We were formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.

Our Strategy

Our goal is to be a leading biotechnology company focused on the discovery, development and commercialization of novel immunotherapies for the treatment of diseases in the neuroscience and orphan categories. Key elements of our strategy to achieve this goal are to:

•	Concentrate our discovery and development efforts in areas where we have decades of scientific expertise and experience.

We leverage our core scientific expertise and proprietary technology to develop innovative therapeutics for the potential treatment of diseases with major unmet medical needs in the neuroscience and orphan categories. Our scientists are primarily focused on the biology of diseases caused by protein misfolding and our approach leverages the unique insights derived from our decades of research and development in this area. Our approach to advancing new compounds from discovery through clinical development is based on a deep understanding of how to optimally target proteins, assess target engagement and disease progression and develop antibodies that relevantly influence biology. Once we formulate a novel hypothesis or approach to a known target, we generate antibodies against that target. Specific and selective antibodies are characterized in vitro, then used to test the initial hypothesis in vivo using animal models of disease. We sometimes rely on the use of animal models that have been extensively developed by external laboratories. To establish early clinical proof of concept for our programs, we leverage our insight of disease pathology and, when possible, employ biomarker endpoints as a way to detect signals of biological activity. We may elect to start clinical testing of our antibodies in indications that have well-established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, either by us or potential partners.

•Focus on diseases that lack effective therapies.

We focus on the development and commercialization of therapies for serious and/or life-threatening diseases that currently lack effective therapies or in areas where current therapies have known limitations. Our efforts in AL amyloidosis, Parkinson’s disease, and other diseases where misfolded proteins are implicated in pathogenesis are examples of this. In AL amyloidosis, misfolded proteins aggregate and form amyloid, which can accumulate in vital organs, disrupt their normal function and cause death. Today, there are no approved treatments that directly target and clear amyloid that builds up in organs. NEOD001 is intended to neutralize and clear disease-causing amyloid in AL amyloidosis and is the first immunotherapy directly targeting light chain amyloid to receive Fast Track designation from the U.S. Food and Drug Administration (the “FDA”).

Similarly, in Parkinson’s disease, currently approved therapies focus on the alleviation of symptoms without addressing the underlying cause of the disease. Prothena is focusing its efforts to develop a therapeutic with the potential to slow the progression of Parkinson’s disease by targeting the α-synuclein protein. Synucleins are a family of proteins, of which there are three known members: α-synuclein, β-synuclein, and γ-synuclein. The α- and β-synuclein proteins are found primarily in brain tissue. There is genetic evidence that α-synuclein plays a fundamental role in Parkinson’s disease, and an increasing body of evidence demonstrates that pathogenic forms of α-synuclein can be propagated and transmitted from neuron to neuron. Prothena’s scientists have generated PRX002/RG7935 - a monoclonal antibody targeting the pathogenic aggregated form of α-synuclein that is designed to slow or reduce the neurodegeneration associated with α-synuclein misfolding and/or its transmission. We are developing PRX002/RG7935 in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies.

Moving forward, we intend to advance new discovery-stage monoclonal antibody therapeutics with first-in-class or best-in-class potential, and our discovery efforts targeting tau, Aβ and ALECT2 are examples of this.

•Strategically partner, collaborate and leverage external resources.

We rely on strategic collaborations and a combination of internal and external resources to advance our objectives.

Our robust discovery engine generates monoclonal antibodies that may be useful in treating unmet medical needs. For investigational therapeutic antibody programs targeting broad patient populations that may require large clinical trials and development investment, we may seek to collaborate or license these programs to biotechnology or pharmaceutical companies for development and/or commercialization. Our collaboration with Roche to develop PRX002/RG7935 for the potential treatment of Parkinson’s disease and other related synucleinopathies is a good example of this.

We also collaborate with scientific and clinical experts in disease areas of interest to test and characterize our potential therapeutic antibody candidates and to gain feedback and guidance on our programs.

Although we rely on, and will expand as appropriate, strong internal talent with expertise in our core areas of focus, we also rely on external resources, as needed, to execute efficiently on our clinical development and other business objectives. We engage consultants who have certain functional and/or disease area expertise to help us execute specific activities related to our programs.

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

Research and Development Pipeline

Our research and development pipeline includes two therapeutic antibody programs in clinical development: NEOD001 for the potential treatment of AL amyloidosis; and PRX002/RG7935, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies. PRX004, our program for the potential treatment of ATTR amyloidosis, is in late stage preclinical development.

In addition to our development pipeline, we have a number of discovery-stage programs targeting proteins in the neuroscience and orphan disease categories, including tau and Aβ for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and ALECT2 for the potential treatment of ALECT2 amyloidosis.

The following table summarizes the status of our research and development pipeline:

PROGRAM	Discovery / Preclinical / Phase 1 / Phase 2 / Phase 3
Development	**NEOD001** *AL Amyloidosis*	The VITAL Amyloidosis Study (Phase 3)
		PRONTO (Phase 2b)
	PRX002 *Parkinson's Disease* (Roche)	PASADENA (Phase 2)
	PRX004 *ATTR Amyloidosis*	Preclinical
Discovery	**Tau** *AD, PSP, FTD, CTE*	Discovery
	ALECT2 *ALECT2 Amyloidosis*	Discovery
	Aβ *AD*	Discovery
	TDP-43 *ALS, FTD*	Discovery
	Sortilin *FTD, Neuroinflammation*	Discovery

AD, Alzheimer's disease; PSP, progressive supranuclear palsy; FTD, frontotemporal dementia; ALS, amyotrophic lateral sclerosis

Our Programs

NEOD001 for the Potential Treatment of AL Amyloidosis

Our most advanced program is NEOD001, an investigational monoclonal antibody that specifically targets the amyloid that accumulates in AL amyloidosis. Systemic amyloidoses, including AL, AA and ATTR amyloidosis, are a complex group of diseases caused by misfolded amyloid proteins that aggregate and deposit in tissue, resulting in progressive organ damage and failure. The most common type, AL amyloidosis, is a rare, progressive and typically fatal disease caused by extracellular deposition of misfolded immunoglobulin light chains. Plasma cells normally produce light chains that pair with heavy chains to make functional antibodies. But in AL amyloidosis, something goes awry - the cause remains unknown - whereby a subset of clonal plasma cells overproduce a single light chain, or fragment thereof, in great abundance. These amyloid light chains (AL) misfold to form toxic soluble and insoluble aggregates that deposit in vital organs such as heart, kidneys, and/or the autonomic or peripheral nerves, causing extensive damage, and potentially organ failure and death. In many cases, patients have multiple organ involvement.

There are no approved treatments for AL amyloidosis and there is a large unmet need for therapies that specifically target soluble toxic aggregates and deposited amyloid fibrils, thereby preserving and improving vital organ function. The Amyloidosis Foundation estimates that approximately 30,000 to 45,000 patients are living with AL amyloidosis in the United States and European Union today. It is estimated that there are approximately 10,000 to 15,000 new cases of AL amyloidosis diagnosed annually in the United States and European Union. The cause of AL amyloidosis remains poorly understood, and we believe this disease is significantly underdiagnosed.

Current treatment for patients with AL amyloidosis may include autologous stem cell transplant or the administration of off-label chemotherapeutic and/or oncologic therapies. The goal of these treatments is to control the hematologic burden by targeting clonal plasma cells in order to decrease the production of new light chain. These chemotherapeutic and/or oncologic agents are associated with known adverse event profiles and patients often become refractory to their hematologic effect and/or relapse. In addition, the target of these therapies is the plasma cells responsible for production of light chain, rather than the toxic light chain in circulation or built up in the organs. Delaying time to organ progression is the goal in the treatment of AL amyloidosis and as such, there remains a significant unmet need to directly target and remove the amyloid deposited on organs.

NEOD001 is a first-in-class antibody that specifically targets the disease-causing, misfolded light chain aggregates in AL amyloidosis. Preclinical testing has demonstrated that NEOD001 reacts only with a “cryptic” epitope that is exposed only in the misfolded form of the light chain. The proposed mechanism of action of NEOD001 is to neutralize circulating soluble aggregates and clear deposited insoluble aggregates from organs. NEOD001 received Fast Track designation from the FDA in December 2014.

The purpose of the Fast Track designation is to make important new drugs available to patients earlier. The Fast Track program also provides a company with the ability to submit sections of the Biologic License Application (“BLA”) for review before the company submits the complete BLA. This enables the FDA to review sections of the BLA as they are received, rather than waiting until every section of the application is completed, and also allows for Priority Review, which can shorten the standard review of the final BLA to six months. A drug program with Fast Track designation permits the company to have early and frequent communications with the FDA in the development and review of the product candidate, potentially leading to faster drug approval.

In addition, NEOD001 was granted orphan drug designation for the treatment of AL and AA amyloidosis by the FDA in 2012 and for the treatment of AL amyloidosis by the European Medicines Agency (the “EMA”) in 2013.

Clinical Development Program for NEOD001

Consistent with a commitment to developing a disease-modifying therapy for patients with AL amyloidosis, Prothena has two ongoing global, multi-center, randomized, double-blind, placebo-controlled clinical studies for NEOD001: the PRONTO study (NCT# 02632786, EudraCT# 2015-004318-14) is evaluating NEOD001 in previously-treated patients with AL amyloidosis and persistent cardiac dysfunction, and The VITAL Amyloidosis Study (NCT# 02312206, EudraCT# 2014-003865-11) is evaluating NEOD001 in newly-diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction.

The VITAL Amyloidosis Study was initiated in December 2014 and is a Phase 3 global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in patients with AL amyloidosis. The trial is designed to support global regulatory approvals. The original target enrollment of 236 patients was exceeded and 260 newly diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction were randomized into the study. Patients were randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days, with both groups receiving concurrent standard of care therapy.

The composite primary endpoint is event-based, with all-cause mortality or cardiac hospitalizations as qualifying events. Secondary endpoints of the study include evaluation of the quality of life evaluation Short Forum-36 (“SF-36”) and Six-Minute Walk Test.

The PRONTO study was initiated in October 2015 and is a Phase 2b global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in previously-treated patients with AL amyloidosis and persistent cardiac dysfunction. The original target enrollment of 100 patients was exceeded and 129 previously-treated patients with AL amyloidosis and persistent cardiac dysfunction have been randomized into the study. Patients were randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days.

The primary endpoint is best response over 12 months of the cardiac biomarker NT-proBNP, defined by the consensus criteria of NT-proBNP change. Secondary endpoints include evaluations of SF-36 and Six-Minute Walk Test.

NT-proBNP is a cardiac biomarker that is widely used by clinicians who treat patients with AL amyloidosis to stage patients at baseline, determine treatment outcomes and predict survival. In multiple independent studies, NT-proBNP has been shown to predict survival in patients with AL amyloidosis (Merlini, et. al, Leukemia, 2016). Our scientists have generated and presented new preclinical data at the Heart Failure Society of America 21st Annual Scientific Meeting (HFSA, September 2017) that further supports the important role of the cardiac biomarker NT-proBNP in the biology of AL amyloidosis. This new preclinical data presented at HFSA provides mechanistic insight into how misfolded soluble light chains induce cardiotoxicity resulting in an increase to NT-proBNP production. This preclinical data demonstrated that misfolded soluble light chain induces oxidative stress and leads to an increase in expression of the oxidative response marker heme oxygenase-1 (Hmox-1) in cardiomyocytes. The research further showed that NT-proBNP secretion is increased by misfolded soluble light chain, via a mechanism dependent on Hmox-1 catalytic activity. Misfolded soluble light chain exhibited dose-dependent binding to cardiomyocytes, suggesting that the observed effect is driven by the direct interaction between misfolded soluble light chains and cardiomyocytes. Taken together, these results presented at the HFSA 21st Annual Scientific Meeting support the finding that misfolded soluble light chain induces cardiomyocyte toxicity and provides a direct link between misfolded soluble light chain and NT-proBNP elevation in AL amyloidosis. These data indicate that the role of NT-proBNP in AL amyloidosis is differentiated from other forms of heart failure, and support the relationship that has been reported between lowering of NT-proBNP and survival in patients with AL amyloidosis.

Cardiac, Renal and Peripheral Neuropathy Responses in Phase 1/2 Multiple Ascending Dose Study

The VITAL Amyloidosis Study and the PRONTO study were initiated based on data from the Phase 1/2 multiple ascending dose clinical study. In 2015, data from an interim assessment from the dose escalation phase of the Phase 1/2 clinical study were reported in oral presentations at both the American Society for Clinical Oncology Annual Meeting (ASCO) and the 20th Congress of the European Hematology Association (EHA) and subsequently published in February 2016 in the Journal of Clinical Oncology. We presented the final analysis from the Phase 1/2 clinical study from patients in both the dose escalation and expansion phases in December 2016 at the American Society of Hematology (ASH) Annual Meeting.

The Phase 1/2 study of NEOD001 enrolled patients with AL amyloidosis with persistent organ dysfunction who had been previously treated with standard-of-care plasma cell directed therapy. The Phase 1/2 study consisted of a dose escalation phase (n=27) and expansion phase (n=42) which evaluated safety, tolerability, pharmacokinetics and immunogenicity of NEOD001 as well as the specific clinical activity against cardiac and renal endpoints. The expansion phase of this study also evaluated clinical activity against a neuropathy endpoint. The 42 patients in the expansion phase of the study were enrolled into three prospectively-defined cohorts as follows: 15 patients with predominantly cardiac dysfunction, 16 patients with predominantly renal dysfunction and 11 patients with predominantly peripheral neuropathy. All patients received 24 mg/kg of NEOD001 by intravenous infusion every 28 days.

Results of the Phase 1/2 study demonstrated that NEOD001 was safe and well-tolerated in patients with AL amyloidosis and persistent organ dysfunction. In this study, clinical assessments demonstrated improvements in three organ systems in previously treated patients with AL amyloidosis.

In a best response analysis of patients in the Phase 1/2 study who received NEOD001, 53% or 19 of 36 total cardiac-evaluable patients demonstrated a cardiac response, defined as at least 30% and 300 pg/mL decrease in levels of NT-proBNP. Of the 36 cardiac-evaluable patients, 50% or 18 patients demonstrated a cardiac response, defined as more than 30% and 300 pg/mL decrease in levels of NT-proBNP. In a best response analysis of patients in the Phase 1/2 study who received NEOD001, 64%, or 23 of 36 total renal-evaluable patients, demonstrated a renal response, defined as at least a 30% decrease in proteinuria in the absence of estimated glomerular filtration rate (eGFR) worsening. In addition, an improvement in peripheral neuropathy in patients in the prospectively defined peripheral neuropathy expansion cohort was demonstrated by a mean 33% (median 22%) decrease in NIS-LL measured at month 10, indicating improvement to a third organ system in NEOD001-treated patients. Complete resolution of peripheral neuropathy, as measured by NIS-LL, was achieved in two patients in this cohort. Improvements in patient NIS-LL scores resulted in a response rate of 82% or nine of 11 patients in the peripheral neuropathy expansion cohort of the Phase 1/2 study. A response on the NIS-LL is defined as a less than 2-point increase on the 88-point scale.

Safety, Tolerability, Pharmacokinetics and Immunogenicity

Data from the Phase 1/2 study demonstrated that monthly infusions (every 28 days) of NEOD001 were safe and well-tolerated in patients with AL amyloidosis and persistent organ dysfunction. A total of 69 patients received more than 990 infusions, of up to 24 mg/kg, with a mean treatment duration of 12.8 months. No hypersensitivity reactions or drug-related serious adverse events were reported and no persistent anti-NEOD001 antibodies were detected. NEOD001 also demonstrated excellent pharmacokinetic properties, supporting a dose level of 24 mg/kg administered every 28 days. The most commonly reported treatment-emergent adverse events of those occurring in more than 10% of subjects, regardless of relationship to study drug, were fatigue, nausea, upper respiratory tract infection, peripheral edema, diarrhea, anemia, increased blood creatinine, dizziness, cough, constipation, headache, vomiting, dyspnea, pain in extremity, back pain, muscle spasms, rash and urinary tract infection. No dose limiting toxicities were observed and no patient discontinued treatment due to drug-related adverse events.

PRX002/RG7935 for the Potential Treatment of Parkinson’s Disease and other synucleinopathies

In December 2013, we entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including PRX002/RG7935. Together with Roche, we aim to develop PRX002/RG7935 as a disease-modifying treatment for Parkinson’s disease and potentially other synucleinopathies. For more information on the License Agreement, see the information below.

The protein α-synuclein is found extensively in neurons and is a major component of pathological inclusions that characterize several neurodegenerative disorders, including Parkinson’s disease, dementia with Lewy bodies, and multiple system atrophy, which collectively are termed synucleinopathies. While the normal function of α-synuclein is not well understood, the protein normally occurs in a soluble form. In synucleinopathies, the α-synuclein protein can misfold and aggregate to form soluble aggregates and insoluble fibrils that contribute to the pathology of the disease.

There is genetic evidence for a causal role of α-synuclein in Parkinson’s disease. In rare cases of familial forms of Parkinson’s disease, there are mutations in the synuclein protein sequence, or duplication and triplications of the relevant gene leading to high levels of α-synuclein production, which may cause α-synuclein protein to form amyloid-like fibrils that contribute to the disease. There is also increasing evidence that this disease-causing α-synuclein can be propagated and transmitted from neuron to neuron, resulting in a spreading of neuronal death. Recent studies in cellular and animal models suggest that the spread of α-synuclein-associated neurodegeneration can be disrupted by targeting aberrant forms of α-synuclein.

Parkinson’s disease is a degenerative disorder of the central nervous system that affects approximately seven to ten million people worldwide, making it the second most common neurodegenerative disease after Alzheimer's. The disease is characterized by the neuronal accumulation of aggregated α-synuclein in the central nervous system (“CNS”) and peripheral nervous system that results in a wide spectrum of worsening progressive motor and non-motor symptoms. While diagnosis relies on motor symptoms classically associated with Parkinson's disease, non-motor symptoms may present many years earlier. Current treatments for Parkinson's disease are primarily directed at managing the early motor symptoms of the disease, mainly through the use of levodopa and dopamine agonists and only address a subset of symptoms such as motor impairment, dementia, or psychosis. Symptomatic therapies do not target the underlying cause of the disease and as the disease progresses and dopaminergic neurons continue to be lost, these drugs lose effectiveness, often leading to debilitating side effects as the disease progresses. The goal of our approach is to slow the progressive neurodegenerative consequences of disease, a current unmet need. PRX002/RG7935 targets α-synuclein and may slow or reduce the neurodegeneration associated with synuclein misfolding and/or transmission.

Clinical Development Program for PRX002/RG7935

Prior to initiating clinical trials, we tested the efficacy of PRX002/RG7935 in various cellular and animal models of α-synuclein-related disease. In transgenic mouse models of Parkinson’s disease, passive immunization with 9E4, the murine version of PRX002/RG7935, reduced the appearance of α-synuclein pathology, protected synapses and improved performance by the mice in behavioral testing.

During 2014, together with Roche, we advanced PRX002/RG7935 into clinical development with the initiation of two Phase 1 studies. Results of the first study, a Phase 1 double-blind, placebo-controlled, single ascending dose trial, were presented in June 2015 as part of the late breaking session at the 19th International Congress of Parkinson's Disease and Movement Disorders and published in December 2016 in the journal Movement Disorders. The data demonstrated that PRX002/RG7935 was safe and well-tolerated in healthy volunteers, meeting the primary objective of the study. Further, results from this study showed that administration of PRX002/RG7935 led to a mean reduction of free serum α-synuclein levels of up to 96.5%. These overall results were statistically significant (p < 0.0001). Reduction of free serum α-synuclein, a protein potentially involved in the onset and progression of Parkinson's disease and the target of PRX002/RG7935, was shown to be rapid, and dose- and time-dependent after a single dose. No serious adverse events or hypersensitivity reactions were reported. PRX002/RG7935 demonstrated favorable pharmacokinetic properties. The most common treatment emergent adverse events were headache, nausea, vessel puncture site pain, viral infection, and viral upper respiratory tract infection. In this study, all PRX002/RG7935-related adverse events were mild, no dose limiting toxicities were observed and no anti-drug antibodies were detected.

Results of the second study, a Phase 1b double-blind, placebo-controlled, multiple ascending dose study of PRX002/RG7935 in 80 patients with Parkinson’s disease that was designed to assess the safety, tolerability, pharmacokinetics and immunogenicity of PRX002/RG7935, were presented by Dr. Joseph Jankovic of Baylor College of Medicine in April 2017 in a late-breaking therapeutic strategies session at the 13th International Conference on Alzheimer's and Parkinson’s Disease (AD/PD).

The 80 patients with Parkinson’s disease in this study were randomized into six escalating dose cohorts to receive PRX002/RG7935 or placebo (2:1 randomization for 0.3, 1, 3 or 10 mg/kg, and 3:1 randomization for 30 or 60 mg/kg). In this six-month study, patients received three monthly doses (intravenous infusion once every 28 days) of PRX002/RG7935 or placebo and were followed for an observational period of three months. All dose levels of PRX002/RG7935 were found to have an acceptable safety and tolerability profile in patients with Parkinson’s disease, meeting the primary objective of the study. CNS penetration was demonstrated by a dose-dependent increase in PRX002/RG7935 levels in cerebrospinal fluid (CSF), and a mean concentration of PRX002/RG7935 in CSF of 0.3% relative to serum across all dose levels, which exceeded our expectations based on our preclinical experience. Data from the study also demonstrated rapid, dose- and time-dependent mean reduction in levels of free serum alpha-synuclein of up to 97% after a single dose, which were statistically significant (p < 0.0001), and maintained following two additional monthly doses. No serious or severe treatment emergent adverse events (TEAEs) were reported in PRX002/RG7935 treated patients. No TEAEs were observed in ten percent or more of PRX002/RG7935 treated patients. TEAEs greater than placebo in five percent or more of PRX002/RG7935 treated patients, regardless of relationship to PRX002/RG7935, included constipation, infusion related reactions (IRRs), diarrhoea, peripheral oedema, and post lumbar puncture syndrome. Mild-to-moderate IRRs, that all resolved, were limited to the 60 mg/kg dose cohort and were observed in four of 12 treated patients. No dose-limiting toxicities were observed. PRX002/RG7935 demonstrated acceptable pharmacokinetic properties.

The results from this study further supported advancing PRX002/RG7935 into the Phase 2 study, PASADENA, that was initiated by Roche in the second quarter of 2017. PASADENA is a two-part Phase 2 clinical study in early Parkinson's disease patients that is being conducted by Roche. Part 1 is a randomized, double-blind, placebo-controlled, three-arm study designed to enroll approximately 300 patients to evaluate the efficacy and safety of PRX002/RG7935 in patients over 52 weeks. In part 1, patients will be randomized on a 1:1:1 basis to receive one of two active doses (1500 mg or 4500 mg) of PRX002/RG7935 or placebo via intravenous infusion once every 4 weeks. Eligible patients must not be on dopaminergic therapy and must not be expected to require dopaminergic therapy for at least 52 weeks. Part 2 of the study is a 52-week blinded extension phase in which patients from the placebo arm of the study will be re-randomized onto one of two active doses on a 1:1 basis, so that all participants will be on active treatment. Patients who were originally randomized to an active dose will continue at that dose level for the additional 52 weeks. In part 2, patients will be allowed to use concomitant dopaminergic therapy. Any patient who medically requires initiation of dopaminergic therapy during part 1 will have their subsequent data censored for the primary endpoint analysis.

The primary endpoint of the Phase 2 PASADENA study is the comparison of change from baseline in the Movement Disorder Society-Unified Parkinson's Disease Rating Scale (MDS-UPDRS) total score (sections 1, 2 and 3) at the completion of part 1 (week 52) in each treatment group vs. the placebo group. Key secondary endpoints include safety, tolerability and DaT-SPECT imaging.

License, Development, and Commercialization Agreement with Roche

In December 2013, we entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002/RG7935, which are referred to in this report collectively as “Licensed Products.” The License Agreement became effective on January 17, 2014, which triggered an upfront payment to us of $30.0 million from Roche, which we received in February 2014. In July 2017, we announced that the first patient has been enrolled in PASADENA, a global Phase 2 study of PRX002/RG7935 in patients with early Parkinson's disease. The start of the Phase 2 PASADENA study triggered a $30 million milestone payment from Roche to Prothena, which was earned in the second quarter of 2017. Prothena had previously received $45 million in upfront and development milestone payments.

Pursuant to the License Agreement, we are collaborating with Roche to research and develop antibody products targeting α-synuclein. Roche is providing funding for this research collaboration, which is focused on optimizing early stage antibodies targeting α-synuclein, potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to increase delivery of therapeutic antibodies to the brain. Roche is primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products under the collaboration, including PRX002/RG7935. Roche is responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.

In addition to the $30.0 million upfront payment and clinical milestone payment of $15.0 million (both in 2014) and the clinical milestone payment of $30.0 million in 2017, Roche is also obligated to pay:

•	up to $350.0 million upon the achievement of additional development, regulatory and various first commercial sales milestones;

•	up to an additional $175.0 million in ex-U.S. commercial sales milestones; and

•	tiered, high single-digit to high double-digit royalties in the teens on ex-U.S. annual net sales, subject to certain adjustments.

In the U.S., Prothena and Roche share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for PRX002/RG7935 in the Parkinson’s disease indication, as well as any other licensed products and/or indications for which we opt in to co-develop and co-fund. We may opt out of the co-development and cost and profit sharing on any co-developed licensed products and instead receive U.S. commercial sales milestones totaling up to $155.0 million and tiered, single-digit to high double-digit royalties in the teens based on U.S. annual net sales, subject to certain adjustments, with respect to the applicable licensed product. In addition, we have an option under the License Agreement to co-promote PRX002/RG7935 in the U.S. in the Parkinson’s disease indication. If we exercise such option, we may also elect to co-

promote additional licensed products in the U.S. approved for Parkinson’s disease or other indications calling on the same prescriber. Outside the U.S., Roche has responsibility for developing and commercializing the licensed products.

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

Transthyretin amyloidosis (ATTR amyloidosis) is a rare, progressive and often fatal disease characterized by deposition of aggregates of misfolded protein, or amyloid. There are three types of ATTR amyloidosis: hereditary ATTR with cardiomyopathy (hATTR-CM); wild-type ATTR which occurs sporadically and also involves cardiomyopathy (wtATTR); and hereditary ATTR with polyneuropathy (hATTR-PN).

The TTR protein is produced primarily in the liver and in its normal tetrameric form serves as a carrier for thyroxin and vitamin A and is also implicated in neuroprotective functions. In hereditary ATTR (hATTR), the body makes a mutant form of the TTR protein. There are more than 100 reported types of TTR mutations that promote amyloid fibril formation, which most commonly affect the heart (hATTR-CM) and nervous system (hATTR-PN). Wild-type ATTR is similar to hereditary ATTR except that the protein that is deposited is the misfolded, non-mutated transthyretin protein. The wild-type transthyretin protein is less prone to forming amyloid deposits than the mutated form and patients usually develop the disease at 65 years of age or older.

Clinical development program for PRX004

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

Additionally, Prothena has developed a proprietary, high-sensitivity assay that specifically detects circulating misfolded-hATTR in plasma across multiple TTR mutations and can be used in clinical studies to monitor pharmacodynamic response to PRX004 in plasma.

Currently in late-stage preclinical development, Prothena plans to initiate a Phase 1 clinical study of PRX004 for the potential treatment of ATTR amyloidosis. The Phase 1 study is designed as an open-label, dose escalation study to determine the safety, tolerability, pharmacokinetic, pharmacodynamic and maximum tolerated dose of PRX004 and is expected to enroll up to 36 patients with hATTR amyloidosis.

Our Discovery Programs

Our pipeline also includes several discovery-stage programs for neurodegenerative or orphan diseases and includes targets such as tau, Aβ, ALECT2, TDP-43 and others that are implicated in devastating diseases that lack effective therapies such as Alzheimer's disease (AD), ALECT2 amyloidosis, frontotemporal dementia (FTD) and amyotrophic lateral sclerosis (ALS). If promising, we expect to advance programs into preclinical development. New target discovery will focus on the potential treatment of neurodegenerative or orphan indications where we can bring these therapies to patients expeditiously through our internal expertise and resources. Existing late discovery-stage programs with non-orphan indications may be partnered or out-licensed. Targets in our discovery pipeline include the following:

•
Tau, a protein implicated in diseases including Alzheimer's disease (AD), progressive supranuclear palsy (PSP), frontotemporal dementia (FTD), chronic traumatic encephalopathy (CTE ) and other tauopathies. Prothena has identified antibodies targeting novel epitopes on the tau protein with the potential to block misfolded tau from binding to cells and to inhibit cell-to-cell transmission, preventing downstream toxic functional effects.

•
Aβ, or Amyloid Beta, a protein implicated in Alzheimer’s disease (AD). Prothena scientists have advanced the understanding of the biology of AD and made particularly impactful and fundamental discoveries that elucidated the role amyloid plays in the disease. Today, Prothena is advancing a new approach to design a more potent anti-Aβ antibody.

•
LECT2, a protein implicated in ALECT2 amyloidosis. Similar to AL amyloidosis and ATTR amyloidosis, ALECT2 amyloidosis is a rare disease caused by deposits of misfolded aggregated protein in vital organs, most often the kidneys and liver. Prothena has identified novel epitopes on the misfolded forms of the protein.

Regulation

We anticipate that if we commercialize any products, the U.S. market will ultimately be our most important market. For this reason, the laws and regulations discussed below focus on the requirements applicable to biologic products in the U.S.

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the development, testing, safety, efficacy, labeling, manufacturing, storage, record-keeping, reporting, marketing, advertising, and promotion of pharmaceutical products, including biologics. The FDA does so under the U.S. Federal Food, Drug, and Cosmetic Act and its implementing regulations and guidance for industry, and the U.S. Public Health Service Act and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending applications for product approval until manufacturing or other alleged deficiencies are brought into compliance. The FDA and other comparable regulatory authorities also have the authority to cause the withdrawal of approval of a marketed product or to impose additional labeling restrictions.

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

Product Approval

United States. In the U.S., our drug candidates are regulated as biologic pharmaceuticals, or biologics. The FDA regulates biologics under the U.S. Food, Drug, and Cosmetics Act, U.S. Public Health Service Act and its implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

•	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin and must be updated annually;

•	completion of extensive nonclinical laboratory tests and animal studies, performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;

•
performance of adequate and well-controlled human clinical trials to establish the efficacy and safety of the product for each proposed indication, all performed in accordance with FDA’s current good clinical practices (“cGCP”) requirements;

•	submission to the FDA of a BLA for a new biologic, after completion of all required clinical trials;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with regulatory requirements, including current good manufacturing practices (“cGMP”) regulations; and

•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the U.S.

Nonclinical tests assess the potential safety and efficacy of a product candidate in in vitro and/or in vivo studies. The results of these studies must be submitted to the FDA as part of an IND before human testing may proceed. An IND is a request for authorization from the FDA to administer an investigational drug or biologic product to humans. The IND includes the general investigational plan and the proposed protocol(s) for human studies. The IND also includes results of nonclinical studies and other human studies, as appropriate, as well as manufacturing information, analytical data and any other available data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may be initiated. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to initiation of the proposed clinical trial(s). In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial(s) may begin. Accordingly, submission of an IND may or may not result in the FDA allowing a clinical trial(s) to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board (“IRB”) before the trials may be initiated, and the IRB must provide oversight of the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a pharmaceutical, including a biologic, is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•Phase 1. Phase 1 includes the initial introduction of an investigational product into humans. Phase 1 clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, appropriate dosage, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80;

•Phase 2. Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the efficacy and safety of the investigational product for a specific indication(s) in patients with the disease or condition under study, to determine dosage for further studies, and to identify possible adverse side effects and safety risks associated with the product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants; and

•Phase 3. Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the product has been obtained, and are intended to further evaluate dosage, efficacy and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval. Phase 3 clinical trials usually involve several hundred to several thousand participants.

The clinical trial process can take many years to complete, and there can be no assurance that the data collected will support FDA approval of the product. The FDA may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Trials may also be terminated by IRBs, which must review and approve all research involving human subjects. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing authorization.

The results of the nonclinical and clinical testing, along with information regarding the chemistry, manufacturing and controls of the product and proposed product labeling, are evaluated and, if determined appropriate, submitted to the FDA through a BLA. The application includes all relevant data available from nonclinical and clinical trials, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other required information. Data from company-sponsored clinical trials intended to test the efficacy and safety of a proposed use of a product, and/or from alternative sources, including studies initiated by investigators may be included in a BLA.

Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date for Standard Review or, in the case of Priority Review, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective, which includes determining whether it is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer the application to an advisory committee for evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

The FDA has four expedited program designations for serious conditions - Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review - to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA during the product’s development and for a rolling review of the BLA. A rolling review allows for completed portions of the application to be submitted and reviewed by the FDA prior to submission of the complete application. The Breakthrough Therapy designation provides sponsors with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the sponsor to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation signifies that the FDA review clock for the BLA is six months, compared to ten months under standard review.

After the FDA evaluates the BLA and conducts pre-approval inspections of manufacturing facilities where the candidate product and/or its active pharmaceutical ingredient will be produced, of clinical sites and of the sponsor, if deemed necessary, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may impose conditions for approval including but not limited to, changes to proposed labeling, changes to manufacturing controls and specifications, or a commitment to conduct one or more post-market studies or additional clinical trials. Such post- market commitments may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

European Union. In Europe, there are several pathways for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a sponsor submits a single application to the EMA. The marketing application is similar to the BLA submitted to FDA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (the “CHMP”), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for efficacy, safety and quality (equivalent to chemistry, manufacturing and controls in the US), it will submit a favorable opinion to the European Commission (the “EC”). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all EU member states.

In addition to the centralized procedure, the EC also has: (i) national authorization procedures, which requires a separate application in and approval determination by each country; (ii) a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and (iii) a mutual recognition procedure, where applicants submit an application to one country for review and approval, and other countries may accept or reject the decision in the initial country. Regardless of the approval process employed, various regulatory authorities share responsibilities for the monitoring, detection, and evaluation of adverse events post-approval, including national authorities, the EMA, the EC, and the marketing authorization holder.

Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse events, and submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products. Additionally, any significant change in the approved product or in how it is manufactured, including changes in formulation or the site of manufacture, generally require prior FDA approval. The packaging and labeling of all products developed by us are also subject to FDA approval and ongoing regulation.

Sponsors are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP standards, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product is safe, has the identity and strength, and meets the quality, purity and potency characteristics that it purports to have. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures, and injunctive action.

FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers and sponsors must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of drugs. While doctors are free to prescribe any product approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a product that are consistent with FDA approval, and the company is allowed to market a drug only for the particular use(s) approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which a company promotes or distributes drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities, have increased their scrutiny of the promotion and marketing of drugs.

The FDA also enforces the requirements of the U.S. Prescription Drug Marketing Act, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians. Sales, marketing and scientific/educational grant programs must comply with the U.S. Anti-Kickback Statute, the U.S. False Claims Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act. We may also be subject to the U.S. Physician Payment Sunshine Act (the “Sunshine Act”) which regulates disclosure of payments to healthcare professionals and providers.

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

Orphan Drugs

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a BLA. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as demonstration of clinical superiority to the product with orphan exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

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

We own or hold exclusive licenses to a number of issued U.S. patents and pending U.S. patent applications, as well as issued non-U.S. patents and pending Patent Cooperation Treaty applications and non-U.S. counterparts. As of December 31, 2017, our patent portfolio included the following patents or patent applications that we own or have exclusively licensed from other parties:

•	Approximately 6 patent families related to AL or AA amyloidosis, including our NEOD001 program;

•	Approximately 14 patent families related to Parkinson’s disease and other synucleinopathies, including our PRX002 program;

•	Approximately 13 patent families related to inflammatory diseases including psoriasis, including our PRX003 program;

•	Approximately 7 patent families related to ATTR amyloidosis, including our PRX004 program; and

•	Approximately 12 patent families related to other potential targets of intervention and diseases.

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

The patents referenced above have expiration dates ranging from 2020 through 2038 (excluding any available patent term extensions).

University of Tennessee License Agreement: Under a License Agreement with the University of Tennessee Research Foundation, we have exclusively licensed from the University of Tennessee its joint ownership interest in certain patents jointly owned with us. Those patents relate to our program targeting amyloidosis. Under that sublicensable, worldwide license, we are required to pay to the University of Tennessee an amount equal to 1% of net sales of any product covered by any licensed patent, plus certain additional payments in the event that all or a portion of the license is sublicensed. To date, we have not paid or incurred any royalties to the University of Tennessee under our agreement. The agreement is effective on a country-by-country basis for the longer of (i) a period of twenty years from the effective date of the agreement, or (ii) in each country in which a valid claim for any licensed patent or patent application exists, expiration of such valid claim. The agreement will terminate prior to the end of its term if we become insolvent unless the University of Tennessee elects to allow the agreement to remain in effect. The University of Tennessee may terminate the agreement prior to the end of its term upon our failure to make payment under the agreement within 120 days of notice of such failure or upon our material breach of the agreement, which breach has not been cured within 60 days of written notice of such breach. We may terminate the agreement prior to the end of its term if we have paid all amounts due to the University of Tennessee through the effective date of the termination and provide three months’ written notice to the University of Tennessee or upon material breach of the agreement by the University of Tennessee, which breach has not been cured within 60 days of written notice of such breach.

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

We have contracted with Rentschler Biopharma SE (formerly known as Rentschler Biotechnologie GmbH) (“Rentschler”) to develop the capability to manufacture and supply drug substance of NEOD001, and to so supply NEOD001 to us for worldwide commercial sale purposes if we apply for and obtain regulatory approval to market NEOD001.  In order to be able to use drug substance supplied by Rentschler for commercial purposes, we will need to first establish comparability of drug substance manufactured by Rentschler with clinical supplies manufactured by BI and used by us in clinical development of NEOD001.

We have contracted with BI to develop the capability to manufacture and supply drug substance of NEOD001, and to so supply NEOD001 to us for worldwide commercial sale purposes if we apply for and obtain regulatory approval to market NEOD001.  In order to be able to use drug substance supplied by BI for commercial purposes, we will need to first establish a validated manufacturing process and obtain regulatory approval to use such drug substance for commercial purposes.

PRX002/RG7935 - BI manufactured clinical supplies of our drug candidate PRX002/RG7935 for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose clinical trials. Roche, with whom we are collaborating on development of PRX002/RG7935, is manufacturing clinical supplies for the Phase 2 and any subsequent clinical trials for PRX002/RG7935. We are dependent on Roche to manufacture these clinical supplies.

PRX004 - Rentschler is our third party manufacturer of clinical supplies of our drug candidate PRX004.  We are dependent on Rentschler to manufacture these clinical supplies in order to initiate clinical trials for PRX004.
Research and Development
Our research and development expenses totaled $134.5 million, $119.5 million and $58.4 million in 2017, 2016 and 2015, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2017, we had 125 employees, of whom 83 were engaged in research and development activities and the remainder were working in general and administrative areas.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $153.2 million, $160.1 million and $80.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
conduct our Phase 2b, Phase 3 and open label extension (“OLE”) clinical trials for NEOD001, support the Phase 2 clinical trial for PRX002/RG7935 being conducted by Roche and initiate additional clinical trials for these and other programs, including PRX004;

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
As of December 31, 2017, we had cash and cash equivalents of $417.6 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•
the timing of initiation, progress, results and costs of our clinical trials, including our Phase 2b, Phase 3 and OLE clinical trials for NEOD001, the Phase 2 clinical trial for PRX002/RG7935 and our planned Phase 1 clinical trial for PRX004;

•	the timing, initiation, progress, results and costs of these and our other research, development and commercialization activities;

•	the results of our research and nonclinical studies;

•	the costs of manufacturing our drug candidates for clinical development as well as for future commercialization needs;

•	the costs of preparing for commercialization of our drug candidates, in particular NEOD001;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our ability to establish research collaborations, strategic collaborations, licensing or other arrangements;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates.
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

In June 2016, a majority of voters in the United Kingdom (the “UK”) elected in a national referendum to withdraw from the European Union (the “EU”). In March 2017, the UK government formally initiated the withdrawal process. That pending withdrawal, currently scheduled to occur in or before March 2019, has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate upon withdrawal. The pending withdrawal has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The UK’s withdrawal from the EU also means that the European Medicines Agency (the “EMA”), from which we must obtain approval to sell any product in the EU, is scheduled to relocate from its current headquarters in the UK to new headquarters in the Netherlands in early 2019. This relocation of the EMA could significantly disrupt its operations, which could cause delays in the EMA’s review and approval of marketing authorization applications. Such a disruption could impact our future applications for EMA approval of our drug candidates, including NEOD001, which could have a material adverse effect on our business, financial condition and results of operations and growth prospects.

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
We entered into certain agreements with Elan in connection with our separation from Elan, which set forth the main terms of the separation and provided a framework for our initial relationship with Elan. These agreements may have terms that are materially disadvantageous to us or are otherwise not as favorable as those that might be negotiated between unaffiliated third parties. In December 2013, Elan was acquired by Perrigo Company plc (“Perrigo”), and in February 2014 Perrigo caused Elan to sell all of its shares of Prothena in an underwritten offering. As a result of the acquisition of Elan by Perrigo and the subsequent sale of all of its shares of Prothena, Perrigo may be less willing to collaborate with us in connection with the agreements to which we and Elan are a party and other matters.
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
We may experience breaches or similar disruptions of our information technology systems or data.
Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. The size and complexity of those systems make them vulnerable to breakdown, malicious intrusion and computer viruses. We have developed systems and processes that are designed to protect our information technology systems and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach. However, such measures cannot provide absolute security. Any breakdown, malicious intrusion or computer virus could result in the impairment of key business processes or breach of data security, which could cause us to lose trade secrets or other intellectual property or lead to unauthorized disclosure of personal data of our employees, third parties with which we do business, clinical trial participants or others. Such an event could have an adverse effect on our business, financial condition or results of operations.
We are subject to increasingly complex data protection laws and regulations.
We are subject to various data protection laws and regulations, which are expanding and becoming more complex. In April 2016, the EU General Data Protection Regulation (the “GDPR”) was adopted in the EU and is intended to supersede the current EU Data Protection Directive in May 2018. Under the GDPR, enhanced data protection requirements as well as substantial fines for breaches of personal data will apply and increase our obligations and potential liabilities for the personal data that we process or control. We may be required to implement additional controls to facilitate compliance with the GDPR and other new or evolving data protection laws and regulations. Ensuring our compliance with these laws and regulations involves substantial costs, and it is possible that governmental authorities or third parties will assert that our business practices fail to comply with these laws and regulations. If our operations are found to be in violation of any of such laws and regulations, we may be subject to significant civil, criminal and administrative damages, penalties and fines, as well as reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.
We could be adversely impacted by tax reform in the United States.
The U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017. The TCJA significantly changes U.S. tax law and includes numerous provisions that will impact our business going forward, including changes to the U.S. federal statutory tax rate, the repeal of alternative minimum tax and additional limits on the deductibility of executive compensation, among other things. Some of those effects are expected to be positive for us, such as the lower statutory tax rate and repeal of the alternative minimum taxes. However, other effects are expected to negative for us, such as the expanded limitations on the deductibility of compensation paid to certain of our executive officers. We have not yet completed an assessment of the impact on us of the TCJA. The actual net effect could be adverse.
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
Although we have ongoing Phase 2b, Phase 3 and OLE clinical trials for NEOD001, have an ongoing Phase 2 clinical trial for PRX002/RG7935 and are planning a Phase 1 clinical trial for PRX004, there is no assurance that this work will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and that the drug candidate is safe and effective for use for that target indication. In the U.S., this must be done to the satisfaction of the U.S. Food and Drug Administration (the “FDA”); in the EU this must be done to the satisfaction of the EMA; and in other countries this must be done to the satisfaction of comparable regulatory authorities.
Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. Despite our efforts, our drug candidates may not:

•	offer improvement over existing treatment options;

•	be proven safe and effective in clinical trials; or

•	meet applicable regulatory standards.
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
Furthermore, we have not marketed, distributed or sold any products. Our success will, in addition to the factors discussed above, depend on the successful commercialization of our drug candidates, which may require:

•	obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers;

•	developing the marketing and sales capabilities, internal and/or in collaboration with pharmaceutical companies or contract sales organizations, to market and sell any approved drug; and

•	acceptance of any approved drug in the medical community and by patients and third-party payors.
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
We cannot predict whether we will encounter problems with our Phase 2b, Phase 3 or OLE clinical trials for NEOD001, the Phase 2 clinical trial for PRX002/RG7935, our planned Phase 1 clinical trial for PRX004 or any other or future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

•	conditions imposed on us by the FDA, the EMA or other comparable regulatory authorities regarding the scope or design of our clinical trials;

•
delays in obtaining, or our inability to obtain, required approvals from institutional review boards (“IRBs”) or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply or deficient quality of our drug candidates or other materials necessary to conduct our clinical trials;

•	delays in obtaining regulatory agency agreement for the conduct of our clinical trials;

•
lower than anticipated enrollment and/or retention rate of subjects in our clinical trials, which can be impacted by a number of factors, including size of patient population, design of trial protocol, trial length, eligibility criteria, perceived risks and benefits of the study drug, patient proximity to trial sites, patient referral practices of physicians, availability of other treatments for the relevant disease and competition from other clinical trials;

•
slower than expected rates of events in trials with a composite primary endpoint that is event-based, such as our Phase 3 trial for NEOD001, in which all-cause mortality and/or cardiac hospitalizations are primary endpoints;

•	serious and unexpected drug-related side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors and collaborators to meet their contractual obligations to us or otherwise meet their development or other objectives in a timely manner.
We are dependent upon Roche with respect to further development of PRX002/RG7935. Under the terms of our collaboration with Roche, Roche is responsible for that further development, including the conduct of the ongoing Phase 2 clinical trial and any future clinical trial of that drug candidate.
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

•
inspection of the clinical trial operations or trial sites by the FDA, the EMA or other regulatory authorities resulting in the imposition of a clinical hold on or imposition of additional conditions for the conduct of the trial;

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

•
the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a Biologic License Application (“BLA”) to the FDA, a Marketing Authorization Application (“MAA”) to the EMA or similar applications to comparable regulatory authorities;

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.
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
In order to market drug candidates in a particular country or jurisdiction, we must establish and comply with numerous and varying regulatory requirements of that country or jurisdiction, including with respect to safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain, for example, FDA approval in the U.S. or EMA approval in the EU. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. and EMA approval in the EU as well as other risks. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another country or jurisdiction, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in one country or jurisdiction or any delay or setback in obtaining such approval would impair our ability to develop other markets for that drug candidate.
Both before and after marketing approval, our drug candidates are subject to ongoing regulatory requirements and continued regulatory review, and if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions and the sale of any approved products could be suspended.
Both before and after regulatory approval to market a particular drug candidate, adverse event reporting, manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record keeping and reporting related to the product are subject to extensive, ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with current good manufacturing practice (“cGMP”) requirements and current good clinical practice (“cGCP”) requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or not previously observed in clinical trials, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA, the EMA and other comparable regulatory authorities could subject us to administrative or judicially imposed sanctions, including:

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
The FDA’s, the EMA’s or other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable regulatory authorities. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence or severity of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications, or impose additional safety monitoring or reporting requirements;

•	we may be required to change the way the product is administered, conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
Any of these events could substantially increase the costs and expenses of developing, commercializing and marketing any such drug candidates or could harm or prevent sales of any approved products.
We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Some of our research and development activities involve the controlled storage, use, and disposal of hazardous materials. We are subject to U.S. federal, state, local and other countries’ and jurisdictions’ laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that our safety procedures for the handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials, and we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. Because we believe that our laboratory and materials handling policies and practices sufficiently mitigate the likelihood of materials liability or third-party claims, we currently carry no insurance covering such claims. An accident could damage, or force us to shut down, our operations.
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
We do not currently have a fully-scaled organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, the EMA or other comparable regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.
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
U.S. and other governments continue to propose and pass legislation designed to reduce the cost of healthcare. In the U.S., we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the U.S. will continue to put pressure on pharmaceutical product pricing. For example, in 2010, the U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Law”), was enacted. The Healthcare Reform Law substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the Healthcare Reform Law of importance to the pharmaceutical industry are the following:

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
Our drug candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The U.S. Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biologic products.
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
We are subject to healthcare and other laws and regulations, including anti-bribery anti-kickback, fraud and abuse, false claims, physician payment transparency and health information privacy and security laws and regulations, which could expose us to criminal, civil and/or administrative sanctions and penalties, exclusion from governmental healthcare programs or reimbursements, contractual damages and reputational harm.
Our operations and activities are directly, or indirectly through our service providers and collaborators, subject to numerous healthcare and others laws and regulations, including, without limitation, those relating to anti-bribery, anti-kickback, fraud and abuse, false claims, physician payment transparency and health information privacy and security, in the U.S., the EU and other countries and jurisdictions in which we conduct our business. These laws include:

•
the U.S. Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•
U.S. federal and state false claims laws, including the False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and under the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) imposes obligations, including mandatory contractual terms, on certain types of individuals and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications;

•
the U.S. Physician Payment Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to “payments or other transfers of value” made to physicians and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members;

•
laws and regulations that apply to sales or marketing arrangements; apply to healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines; that restrict payments that may be made to healthcare providers; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

•	similar and other laws and regulations in the U.S. (federal, state and local), in the EU (including member countries) and other countries and jurisdictions.
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
Ensuring our compliance with applicable healthcare and others laws and regulations involves substantial costs, and it is possible that governmental authorities or third parties will assert that our business practices fail to comply with these laws and regulations. If our operations are found to be in violation of any of such laws and regulations, we may be subject to significant civil, criminal and administrative damages, penalties and fines, as well exclusion from participation in government healthcare programs, dcurtailment or restructuring of our operations and reputational harm, any of which could have a material adverse effect on our business, financial condition or results of operations.
If a successful product liability or clinical trial claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could incur substantial liability.
The use of our drug candidates in clinical trials and the sale of any products for which we obtain marketing approval will expose us to the risk of product liability and clinical trial liability claims. Product liability claims might be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products. Clinical trial liability claims may be filed against us for damages suffered by clinical trial subjects or their families. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
In addition, our third-party contractors are not our employees, and except for remedies available to us under our agreements with such third-party contractors, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. If third-party contractors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our results of operations and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.
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
We do not own or operate facilities for the manufacture, packaging, labeling, storage, testing or distribution of nonclinical or clinical supplies of any of our drug candidates. We instead contract with and rely on third parties to manufacture, package, label, store, test and distribute nonclinical and clinical supplies of our drug candidates, and we plan to continue to do so for the foreseeable future. We also rely on third-party consultants to assist us with managing these third-parties and with our manufacturing strategy. If any of these third-parties fail to perform these activities for us, nonclinical or clinical development of our drug candidates could be delayed, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our third-party manufacturers’ facilities could be damaged by fire, power interruption, information system failure, natural disaster or other similar event, which could cause a delay or shortage in supplies of our drug candidates, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.
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

Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) has manufactured and is contracted to continue to manufacture clinical supplies of our drug candidate NEOD001 for its clinical trials as well as for commercial purposes if we apply for and obtain regulatory approval to market NEOD001. We are dependent on BI to continue to manufacture these supplies. We have also contracted with Rentschler Biopharma SE (formerly known as Rentschler Biotechnologie GmbH) (“Rentschler”) to develop the capability to manufacture and supply drug substance of NEOD001, including for worldwide commercial purposes if we apply for and obtain regulatory approval to market NEOD001. In order to be able to use drug substance supplied by Rentschler for commercial purposes, we will need to first establish comparability of drug substance manufactured by Rentschler with clinical supplies manufactured by BI and used by us in clinical development of NEOD001.

BI also manufactured clinical supplies of our drug candidate PRX002/RG7935 for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose trials. Roche, with whom we are collaborating on development of PRX002/RG7935, is manufacturing clinical supplies for the Phase 2 and is expected to do so for any subsequent clinical trials of PRX002/RG7935. We are dependent on Roche to continue to manufacture these clinical supplies.

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
In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or our affiliates. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office (the “USPTO”) for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and non-U.S. patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our product candidates will be considered patentable by the USPTO and courts in the U.S. or by the patent offices and courts in other countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In 2011, the U.S. Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO subsequently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2017, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 6,668,497.

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
        We cannot provide assurance that a material weakness will not occur in the future, or that we will be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and the related rules and regulations of the SEC when required. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls. If we cannot in the future favorably assess, or our independent registered public accounting firm, when required, is unable to provide an unqualified attestation report on, the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our share price. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would have an adverse effect on our business, financial position and results of operations.
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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable years ended December 31, 2017, 2016 or 2015. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for any future taxable year.
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
As an Irish incorporated company, we are governed by the Irish Companies Act 2014 (the “Companies Act”), which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our ordinary shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
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
Under the Irish Stamp Duties Consolidation Act, 1999 (the “Stamp Duties Act”), a transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC should not be subject to Irish stamp duty. Shareholders may also transfer their shares into or out of DTC without giving rise to Irish stamp duty provided that there is no change in the beneficial ownership of such shares and the transfer into or out of DTC is not effected in contemplation of a subsequent sale of such shares to a third party; in order to benefit from this exemption from Irish stamp duty, the seller must confirm to us that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and there is no agreement for the sale of the shares by the beneficial owner to a third party being contemplated.
A transfer of our ordinary shares (i) by a seller who holds shares outside of DTC to any buyer, or (ii) by a seller who holds the shares through DTC to a buyer who holds the acquired shares outside of DTC, may be subject to Irish stamp duty. Payment of any Irish stamp duty is generally a legal obligation of the transferee.
Any Irish stamp duty payable on transfers of our ordinary shares could adversely affect the price of those shares.
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
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. It is recommended that each shareholder consult his or her own tax advisor as to the tax consequences of holding our ordinary shares or receiving dividends from us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Dún Laoghaire, Co. Dublin, Ireland and our U.S. operations are located in South San Francisco, California.

In Dún Laoghaire, Ireland, we occupy approximately 6,258 square feet of office under a lease which expires in August 2025.

In South San Francisco, California, we occupy approximately 129,000 square feet of office and laboratory space under a lease which expires in December 2023.

In Zug, Switzerland, we occupy office space under leases which expire in June and August 2018.

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

	Price Range Per Share
	High	Low
Fiscal 2017
Fourth quarter	$64.96	$34.85
Third quarter	$70.00	$52.92
Second quarter	$59.10	$48.23
First quarter	$63.14	$45.13
Fiscal 2016
Fourth quarter	$68.18	$40.58
Third quarter	$64.50	$35.04
Second quarter	$51.45	$33.53
First quarter	$67.32	$28.20
On February 9, 2018, the closing price of our ordinary shares was $28.19.
Holders
There were approximately 1,210 shareholders of record of our ordinary shares as of February 9, 2018. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Performance Graph(1)
The following graph shows a comparison from December 31, 2012 through December 31, 2017 of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Prothena Corporation plc	$100	$362	$283	$929	$671	$511
Nasdaq Composite Index	$100	$138	$157	$166	$178	$229
Nasdaq Biotechnology Index	$100	$166	$222	$247	$194	$235
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
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Irish Financial Transfers Act, 1992 (the “Transfers Act”) gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present, the Transfers Act prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Burma (Myanmar), Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland.
Irish Taxes Applicable to U.S. Holders
Withholding Tax on Dividends
While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish Dividend Withholding Tax (“DWT”) at the standard rate of income tax (currently 20%), unless an exemption applies.
Dividends on our ordinary shares that are owned by residents of the U.S. and held beneficially through the Depositary Trust Company (“DTC”) will not be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the U.S.
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
Capital Acquisitions Tax

Irish Capital Acquisitions Tax (“CAT”) is comprised principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland as our share register must be held in Ireland. The person who receives the gift or inheritance has primary liability for CAT.
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
Stamp Duty
Irish stamp duty may be payable in respect of transfers of our ordinary shares (currently at the rate of 1% of the price paid or the market value of the shares acquired, if greater). Payment of any Irish stamp duty is generally a legal obligation of the transferee.
A transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC should not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds shares outside of DTC to any buyer, or (ii) by a seller who holds the shares through DTC to a buyer who holds the acquired shares outside of DTC, may be subject to Irish stamp duty. Shareholders wishing to transfer their shares into or out of DTC may do so without giving rise to Irish stamp duty provided that there is no change in the beneficial ownership of such shares and the transfer into or out of DTC is not effected in contemplation of a subsequent sale of such shares to a third party. In order to benefit from this exemption from Irish stamp duty, the seller must confirm to us that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and there is no agreement for the sale of the shares by the beneficial owner to a third party being contemplated.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Collaboration revenue	$27,519	$1,055	$1,607	$50,320	$—
Revenue—related party	—	—	—	534	676
Total revenue	27,519	1,055	1,607	50,854	676
Operating expenses:
Research and development	134,547	119,534	58,439	38,452	26,052
General and administrative	48,226	41,056	23,105	19,051	15,051
Total operating expenses	182,773	160,590	81,544	57,503	41,103
Loss from operations	(155,254)	(159,535)	(79,937)	(6,649)	(40,427)
Other income (expense):
Interest income (expense), net	(142)	556	196	79	71
Other income (expense), net	(2,207)	15	(170)	231	(225)
Total other income (expense), net	(2,349)	571	26	310	(154)
Loss before income taxes	(157,603)	(158,964)	(79,911)	(6,339)	(40,581)
Provision for (benefit from) income taxes	(4,366)	1,144	701	811	415
Net loss	$(153,237)	$(160,108)	$(80,612)	$(7,150)	$(40,996)
Basic and diluted net loss per share	$(4.07)	$(4.66)	$(2.66)	$(0.29)	$(2.20)
Shares used to compute basic and diluted net loss per share	37,654	34,351	30,326	24,672	18,615

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents and restricted cash	$421,676	$390,979	$370,586	$293,579	$176,677
Total assets	496,329	459,976	385,236	304,116	182,410
Other non-current liabilities	51,769	53,498	2,351	2,188	1,734
Total liabilities	89,140	94,573	24,567	14,227	9,140
Shareholders’ equity	407,189	365,403	360,669	289,889	173,270

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K, including under Item 1- Business and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our strategy; our expected research and development (“R&D”) and general and administrative (“G&A”) expenses in 2018; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; the potential impact on us of recent U.S. tax legislation; and our estimates of certain future contractual obligations. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Item 1A - Risk Factors of this Form 10-K.

•	our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop, manufacture and commercialize products;

•	our collaboration with Roche pursuant to the License Agreement;

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of our ordinary share price;

•	business disruptions; and

•	the other risks and uncertainties described in Item 1A - Risk Factors of this Form 10-K.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Form 10-K.

Overview

Prothena Corporation plc is a global, late-stage clinical biotechnology company establishing fully-integrated research, development and commercial capabilities and focused on advancing new therapies in the neuroscience and orphan disease categories. Fueled by its deep scientific understanding built over decades of research in protein misfolding, Prothena seeks to fundamentally change the course of progressive diseases associated with this biology.

Our pipeline of antibody-based product candidates targets a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002/RG7935) and ATTR amyloidosis (PRX004). The Company continues to advance additional discovery programs where our deep scientific understanding of disease pathology can be leveraged. We have a number of discovery-stage programs targeting proteins implicated in diseases across the neuroscience and orphan categories, including tau and Aβ for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and ALECT2 for the potential treatment of ALECT2 amyloidosis.

We were formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We believe the following policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
Revenue is recognized when earned and non-refundable, when payment is reasonably assured, and when there is no future obligation with respect to the revenue, in accordance with the terms prescribed in the applicable contract.
Multiple Element Arrangements
Our revenues are generated primarily through our license, development and commercialization agreement. These types of agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our technology, (ii) research and development (“R&D”) activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services or obligations in connection with the manufacturing or supply of preclinical and clinical material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.
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
We recognize revenue related to license, development and commercialization agreements in accordance with the provisions of FASB ASC Topic 605-25, Revenue Recognition - Multiple-Element Arrangements. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. We may exercise significant judgment in determining whether a deliverable is a separate unit of accounting, as well as in estimating the selling prices of such unit of accounting. A change in such judgment could result in a significant change in the period in which revenue is recognized.
To determine the selling price of a separate deliverable, we use the hierarchy as prescribed in ASC Topic 605-25 based on vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”) or best estimate of selling price (“BESP”). VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the estimated selling price at which we would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis to the buyer. We may not be able to establish VSOE or TPE for the deliverables within collaboration and license arrangements, as we may not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third party pricing may not be available. We may determine that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involves significant judgment on our part and includes consideration of multiple factors such as estimated direct expenses and other costs, and available data.
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
We generally classify each of our milestones into one of three categories: (i) clinical milestones, (ii) regulatory and development milestones, and (iii) commercial milestones. Clinical milestones are typically achieved when a product candidate advances or completes a defined phase of clinical research. For example, a milestone payment may be due to us upon the initiation of a clinical trial for a new indication. Regulatory and development milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other regulatory authorities. For example, a milestone payment may be due to us upon filing of a Biologics License Application (“BLA”) with the FDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net royalty sales by the licensee of a specified amount within a specified period.
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
Build-to-Suit Lease Accounting

In certain lease arrangements, we are involved in the construction of the building. To the extent we are involved with structural improvements of the construction project or take construction risk prior to the commencement of a lease, Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires us to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, we record an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of the pre-existing building plus the amount of estimated construction costs and tenant improvements incurred by the landlord and us as of the balance sheet date. We record a corresponding build-to-suit lease obligation on our consolidated balance sheets representing the amounts paid by the lessor.
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
Total share-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $26.8 million, $24.9 million and $10.4 million, respectively.
The information contained in Note 2 to the Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.
Results of Operations
Comparison of Years Ended December 31, 2017, 2016 and 2015
Revenue

	Year Ended December 31,			Percentage Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Collaboration revenue	$27,519	$1,055	$1,607	2,508%	(34)%
Total revenue	$27,519	$1,055	$1,607	2,508%	(34)%
Total revenue was $27.5 million, $1.1 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Collaboration revenue includes milestone payments and reimbursements under our License Agreement with Roche. The portion of the amounts recognized as collaboration revenue for the milestone and the development reimbursements were based on the relative selling price method in applying multiple element accounting. See Note 8 to the Consolidated Financial Statements “Roche License Agreement” for more information.
Collaboration revenue for the year ended December 31, 2017 consisted of a clinical milestone from Roche of $30.0 million (of which $26.6 million was recognized as collaboration revenue) and reimbursement for research services of $0.9 million, while collaboration revenue for the year ended December 31, 2016 consisted of reimbursement for research services of $1.1 million. Conversely, collaboration revenue for the year ended December 31, 2015 consisted of the following amounts from Roche under the License Agreement: reimbursement for development costs of $5.1 million (of which $0.2 million was recognized as collaboration license revenue) and reimbursement for research services of $1.4 million.
Operating Expenses

	Year Ended December 31,			Percentage Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Research and development	$134,547	$119,534	$58,439	13%	105%
General and administrative	48,226	41,056	23,105	17%	78%
Total operating expenses	$182,773	$160,590	$81,544	14%	97%
Total operating expenses consist of R&D expenses and general and administrative (“G&A”) expenses. Our operating expenses were $182.8 million, $160.6 million and $81.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Research and Development Expenses
Our R&D expenses increased by $15.0 million, or 13%, for the year ended December 31, 2017, compared to the prior year. The increase for the year ended December 31, 2017 was primarily due to higher personnel costs (including share-based compensation expenses), and to a lesser extent higher clinical trial costs associated primarily with the NEOD001 program, higher consulting expenses and higher expense associated with PRX002/RG7935, which was partially offset by a decrease in external expenses related to product manufacturing.
For the year ended December 31, 2016, our R&D expenses increased by $61.1 million, or 105%, compared to the prior year. The increase for the year ended December 31, 2016 was primarily due to an increase in external expenses related to product manufacturing related to NEOD001 and to a lesser extent PRX003 and PRX004, higher clinical trial costs associated primarily with NEOD001 and to a lesser extent PRX003, higher personnel costs (including share-based compensation expenses) and higher consulting expenses.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002/RG7935 and PRX003) and other R&D expenses for the years ended December 31, 2017, 2016 and 2015, and the cumulative amounts to date (in thousands):

	Year Ended December 31,			Cumulative to Date
	2017	2016	2015
NEOD001 (1)	$101,492	$81,405	$33,872	$252,208
PRX002/RG7935(2)	6,412	6,554	7,472	50,748
PRX003 (3)	9,234	15,135	8,580	58,674
Other R&D (4)	17,409	16,440	8,515
	$134,547	$119,534	$58,439

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002/RG7935 and related antibodies include the costs incurred from the date when the program has been separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002/RG7935 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002/RG7935 programs and is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the years ended December 31, 2017, 2016 and 2015, $5.1 million, $3.6 million, and $4.9 million, respectively, were recorded as an offset to R&D expenses including $3.4 million for a portion of the $30.0 million milestone payment received from Roche in the year ended December 31, 2017.

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
Assuming positive results from our Phase 2b PRONTO study of NEOD001, we expect our R&D expenses to increase in 2018 over the prior year primarily due to increased spending primarily related to the NEOD001 program.
General and Administrative Expenses
Our G&A expenses increased by $7.2 million, or 17%, for the year ended December 31, 2017, compared to the prior year. The increase for the year ended December 31, 2017 was primarily due to higher personnel costs, and to a lesser extent higher consulting and other expenses, which were partially offset by lower share-based compensation expense of $7.7 million and $1.0 million related to the accelerated vesting of stock options upon the passing of the Company's former CEO and accelerated vesting of stock options due to our former Chief Commercial Officer under a separation agreement for the year ended December 31, 2016, and the $2.4 million gain recognized from the assignment of our former South San Francisco facility lease in January 2017.
Our G&A expenses increased by $18.0 million, or 78%, for the year ended December 31, 2016, compared to the prior year. The increase for the year ended December 31, 2016 was primarily due to higher personnel costs, including share-based compensation expenses (which for the year ended December 31, 2016 includes $7.7 million and $1.0 million of share-based compensation expense related to the accelerated vesting of stock options and payments due to our former CEO's estate upon his death and accelerated vesting of stock options and payments due to our former Chief Commercial Officer under a separation agreement, respectively) and higher consulting expenses.
Assuming positive results from our Phase 2b PRONTO study of NEOD001, we expect our G&A expenses to increase in 2018 over the prior year in support of our anticipated R&D activities and due to increases in personnel, legal and expenses associated with regulatory and commercial preparation activities.

Other Income (Expense)

	Year Ended December 31,			Percentage Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Interest income	$3,546	$1,419	$196	150%	624%
Interest expense	(3,688)	(863)	—	327%	nm
Interest income (expense), net	(142)	556	196	(126)%	184%
Other income (expense), net	(2,207)	15	(170)	nm	(109)%
Total Other Expense, net	$(2,349)	$571	$26	(511)%	2,096%

_________________________
nm = not meaningful
Interest income (expense), net decreased by $698,000, or 126%, for the year ended December 31, 2017, compared to the same period in the prior year. The decrease for the year ended December 31, 2017 was primarily due to higher interest expense associated with our built-to-suit lease, which was partially offset by higher interest income associated with higher balances in our cash and money market accounts. Other expense, net for the year ended December 31, 2017 was primarily foreign exchange losses from transactions with vendors denominated in Euros.
Interest income (expense), net increased by $360,000, or 184%, for the year ended December 31, 2016, compared to the prior year, primarily due to $1.2 million higher interest income associated with higher balances in our cash and money market accounts, which was partially offset by $0.9 million in interest expense associated with our built-to-suit property. Other income, net for the year ended December 31, 2016 was primarily foreign exchange gains from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Year Ended December 31,			Percentage Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(4,366)	$1,144	$701	(482)%	63%
The provisions (benefit from) income taxes were $(4.4) million, $1.1 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The benefit from income taxes increased by $5.5 million for the year ended December 31, 2017, compared to the prior year, primarily due to the excess tax benefits of $5.3 million recorded to the tax provision associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017. The provision for income taxes increased by $0.4 million for the year ended December 31, 2016, compared to the prior year, due to higher profits generated from our U.S. subsidiary.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company, and to a lesser extent 2017 also includes Swiss taxes associated with intercompany services that our Swiss subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the U.S. The TCJA significantly changes existing U.S. tax law and includes numerous provisions that will affect our business going forward, including changes to the U.S. federal statutory tax rate, the repeal of alternative minimum tax, and additional limits on the deductibility of executive compensation, among other things. The TCJA reduces the U.S. federal statutory tax rate from 34% to 21% effective January 1, 2018. Accordingly, we have recorded a provision tax benefit of 0.4 million related to the remeasurement of our U.S. deferred tax assets to reflect the lower statutory tax rate. Due to the repeal of alternative minimum taxes, we anticipate that our future U.S. taxes will decrease due to our ability to use additional tax credits previously limited by the alternative minimum tax. However, we also expect an increase to our taxable income due to further limitations on the deductibility of compensation of certain of our executive officers.
As of December 31, 2017, we have not completed our accounting for the tax effects of the TCJA, and have recorded provisional net tax benefit based on our best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the TCJA and are subject to revision as we receive and interpret any additional clarification and implementation guidance issued by the U.S. Treasury Department, U.S. Internal Revenue Service (the “IRS”) and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We anticipate our accounting for the tax effects of the TCJA will be completed in 2018.
Liquidity and Capital Resources
Overview

	December 31,
	2017	2016
Working capital	$388,956	$350,287
Cash and cash equivalents	417,620	386,923
Total assets	496,329	459,976
Total liabilities	89,140	94,573
Total shareholders’ equity	407,189	365,403
Working capital was $389.0 million as of December 31, 2017, an increase of $38.7 million from working capital of $350.3 million as of December 31, 2016. This increase in working capital during the year ended December 31, 2017 was primarily attributable to a higher net cash and cash equivalents balance resulting primarily from the net proceeds of $150.3 million from our public offering in March 2017, which was partially offset by use of $182.8 million for operating expenses (adjusted to exclude non-cash charges).
As of December 31, 2017, we had $417.6 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates and preparation for commercialization. As of December 31, 2017, $80.1 million of our outstanding cash and cash equivalents related to U.S. operations that are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Year Ended December 31, 2017, 2016 and 2015
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(131,183)	$(116,250)	$(58,600)
Net cash used in investing activities	(3,521)	(16,644)	(1,382)
Net cash provided by financing activities	165,401	153,287	136,989
Net increase in cash and cash equivalents and restricted cash	$30,697	$20,393	$77,007
Cash Used in Operating Activities
Net cash used in operating activities was $131.2 million for the year ended December 31, 2017, primarily due to use of $182.8 million for operating expenses (adjusted to exclude non-cash charges) and an increase in prepaid expenses and other assets.
Net cash used in operating activities was $116.3 million for the year ended December 31, 2016, primarily due to use of $160.6 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accounts payable and accrued liabilities.
Net cash used in operating activities was $58.6 million for the year ended December 31, 2015, primarily due to use of $81.5 million for operating expenses (adjusted to exclude non-cash charges), which was partially offset by an increase in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $3.5 million, $16.6 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash used in investing activities for the years ended December 31, 2017, 2016 and 2015 primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $165.4 million for the year ended December 31, 2017, primarily from the net proceeds of $150.3 million from our March 2017 public offering and $17.8 million from issuances of ordinary shares upon exercises of stock options.
Net cash provided by financing activities was $153.3 million for the year ended December 31, 2016, primarily from the net proceeds of $128.8 million from our January 2016 public offering, $14.2 million from our landlord for tenant improvement allowance related to our build-to-suit lease and $10.5 million from issuances of ordinary shares upon exercises of stock options.
Net cash provided by financing activities was $137.0 million for the year ended December 31, 2015, primarily from the net proceeds of $131.3 million from our April 2015 public offering and proceeds of $5.6 million from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At December 31, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of December 31, 2017 consisted of minimum cash payments under a build-to-suit lease obligation of $35.7 million, operating leases of $2.0 million, purchase obligations of $40.9 million (of which $8.6 million is included in accrued current liabilities) and contractual obligations under license agreements of $1.6 million (of which $0.2 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In August 2015, we entered into an agreement to lease 6,258 square feet of office space in Dún Laoghaire, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, we are obligated to make lease payments totaling approximately €2.0 million, or $2.4 million as converted using an exchange rate as of December 31,

2017, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of December 31, 2017.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $35.7 million remains outstanding as of December 31, 2017.
In 2017, we entered into noncancelable operating subleases to lease office space in Zug, Switzerland. The lease terms expire in March 2018 and August 2018. As of December 31, 2017, we are obligated to make lease payments of approximately CHF 80,000, or $82,000, as converted using an exchange rate as of December 31, 2017.
The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases (1)	$1,983	$330	$248	$248	$248	$248	$661
Minimum cash payments under build-to-suit lease obligation (1)	35,747	4,915	5,803	5,979	6,165	6,350	6,535
Purchase obligations	40,876	24,585	16,291	—	—	—	—
Contractual obligations under license agreements (2)	1,560	370	130	100	100	85	775
Total	$80,166	$30,200	$22,472	$6,327	$6,513	$6,683	$7,971

(1) See Note 7, “Commitments and Contingencies” to our consolidated financial statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $2.2 million during the year ended December 31, 2017, a gain on foreign currency exchange rate differences of approximately $21,000 during the year ended December 31, 2016, and a loss of $170,000 during the year ended December 31, 2015. If we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of December 31, 2017 and 2016 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Prothena Corporation plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
San Francisco, California
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Prothena Corporation plc:
Opinion on Internal Control Over Financial Reporting
We have audited Prothena Corporation plc and subsidiaries internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
San Francisco, California
February 23, 2018

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$417,620	$386,923
Receivable from Roche	240	178
Prepaid expenses and other current assets	8,467	4,261
Total current assets	426,327	391,362
Non-current assets:
Property and equipment, net	54,990	56,452
Deferred tax assets	8,113	5,913
Restricted cash	4,056	4,056
Other non-current assets	2,843	2,193
Total non-current assets	70,002	68,614
Total assets	$496,329	$459,976
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,633	$13,069
Accrued research and development	13,509	19,073
Income taxes payable, current	311	378
Build-to-suit lease obligation, current	733	—
Other current liabilities	9,185	8,555
Total current liabilities	37,371	41,075
Non-current liabilities:
Income taxes payable, non-current	—	98
Deferred rent	254	2,080
Build-to-suit lease obligation, non-current	51,515	51,320
Total non-current liabilities	51,769	53,498
Total liabilities	89,140	94,573
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2017 and 2016
Issued and outstanding shares — none at December 31, 2017 and 2016
Ordinary shares, $0.01 par value:	385	348
Authorized shares — 100,000,000 at December 31, 2017 and 2016
Issued and outstanding shares — 38,482,764 and 34,752,116 at December 31, 2017 and 2016, respectively
Additional paid-in capital	849,154	654,266
Accumulated deficit	(442,350)	(289,211)
Total shareholders’ equity	407,189	365,403
Total liabilities and shareholders’ equity	$496,329	$459,976
 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Collaboration revenue	$27,519	$1,055	$1,607
Total revenue	27,519	1,055	1,607
Operating expenses:
Research and development	134,547	119,534	58,439
General and administrative	48,226	41,056	23,105
Total operating expenses	182,773	160,590	81,544
Loss from operations	(155,254)	(159,535)	(79,937)
Other income (expense):
Interest income (expense), net	(142)	556	196
Other income (expense), net	(2,207)	15	(170)
Total other income (expense), net	(2,349)	571	26
Loss before income taxes	(157,603)	(158,964)	(79,911)
Provision for (benefit from) income taxes	(4,366)	1,144	701
Net loss	$(153,237)	$(160,108)	$(80,612)
Basic and diluted net loss per share	$(4.07)	$(4.66)	$(2.66)
Shares used to compute basic and diluted net loss per share	37,654	34,351	30,326
See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(153,237)	$(160,108)	$(80,612)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,067	2,427	806
Share-based compensation	26,764	24,929	10,414
Deferred income taxes	(2,200)	(3,248)	(963)
Interest expense under build-to-suit lease obligation	3,688	863	—
Gain from early lease retirement	(2,096)	—	—
Gain from disposal of fixed assets	(5)	—	20
Loss on sublease	—	—	261
Changes in operating assets and liabilities:
Receivable from Roche	(62)	331	1,220
Receivable from related party	—	—	30
Prepaid and other assets	(7,249)	3,363	(937)
Accounts payable, accruals and other liabilities	147	15,193	11,161
Net cash used in operating activities	(131,183)	(116,250)	(58,600)
Investing activities
Purchases of property and equipment	(3,626)	(16,644)	(1,382)
Proceeds from disposal of fixed assets	105	—	—
Net cash used in investing activities	(3,521)	(16,644)	(1,382)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	150,323	128,777	131,341
Proceeds from issuance of ordinary shares upon exercise of stock options	17,838	10,516	5,648
Reduction of build-to-suit lease obligation	(2,760)	(169)	—
Proceeds from tenant improvement allowance under build-to-suit transaction	—	14,163	—
Net cash provided by financing activities	165,401	153,287	136,989
Net increase in cash, cash equivalents and restricted cash	30,697	20,393	77,007
Cash, cash equivalents and restricted cash, beginning of the year	390,979	370,586	293,579
Cash, cash equivalents and restricted cash, end of the period	$421,676	$390,979	$370,586

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$294	$575	$442

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$175	$575	$185
Stock option shortfall	$—	$(258)	$—
Offering costs included in accounts payable and accrued liabilities	$—	$—	$18
Amounts capitalized under build-to-suit lease transaction	$—	$36,805	$—
Interest capitalized during construction period for build-to-suit lease transaction	$—	$1,179	$—
 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2014	27,388,005	274	338,106	(48,491)	289,889
Issuance of ordinary shares in public offering, net of issuance costs of $8.9 million	3,795,000	38	131,443	—	131,481
Share-based compensation	—	—	10,414	—	10,414
Excess tax benefit from share-based award exercises	—	—	3,855	—	3,855
Issuance of ordinary shares upon exercise of stock options	561,097	5	5,637	—	5,642
Net loss	—	—	—	(80,612)	(80,612)
Balances at December 31, 2015	31,744,102	317	489,455	(129,103)	360,669
Issuance of ordinary shares in public offering, net of issuance costs of $8.5 million	2,587,500	26	128,610	—	128,636
Share-based compensation	—	—	24,929	—	24,929
Excess tax benefit from share-based award exercises	—	—	761	—	761
Issuance of ordinary shares upon exercise of stock options	420,514	5	10,511	—	10,516
Net loss	—	—	—	(160,108)	(160,108)
Balances at December 31, 2016	34,752,116	348	654,266	(289,211)	365,403
Issuance of ordinary shares in public offering, net of issuance costs of $4.9 million	2,700,000	27	150,296	—	150,323
Share-based compensation	—	—	26,764	—	26,764
Issuance of ordinary shares upon exercise of stock options	1,030,648	10	17,828	—	17,838
Cumulative adjustment to accumulated deficit upon adoption of ASU 2016-09	—	—	—	98	98
Net loss	—	—	—	(153,237)	(153,237)
Balances at December 31, 2017	38,482,764	385	849,154	(442,350)	407,189
See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a global, late-stage clinical biotechnology company establishing fully-integrated research, development and commercial capabilities and focused on advancing new therapies in the neuroscience and orphan disease categories. Fueled by its deep scientific understanding built over decades of research in protein misfolding, Prothena seeks to fundamentally change the course of grave or currently untreatable diseases associated with this biology.
The Company's pipeline of antibody-based product candidates targets a number of potential indications including AL amyloidosis (NEOD001), Parkinson’s disease and other related synucleinopathies (PRX002/RG7935) and ATTR amyloidosis (PRX004). The Company continues to advance additional discovery programs where its deep scientific understanding of disease pathology can be leveraged. The Company has a number of discovery-stage programs targeting proteins implicated in diseases across the neuroscience and orphan categories, including tau and Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and ALECT2 for the potential treatment of ALECT2 amyloidosis.
The Company was formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2017, the Company had an accumulated deficit of $442.4 million and cash and cash equivalents of $417.6 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at December 31, 2017 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaboration with Roche, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2017, the Company had $4.1 million of restricted cash held by a bank in a certificate of deposit as collateral to a standby letter of credit under a build-to-suit lease. This amount is classified as a non-current asset in the Company's Consolidated Balance Sheet. See Note 6 to the Consolidated Financial Statements regarding “Build-to-Suit Lease” for more information.
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

Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. There were no impairment charges recorded during the years ended December 31, 2017, 2016 and 2015.
Leases
At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating, capital or build-to-suit lease using the criteria in ASC 840, Leases.
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
Build-to-Suit Leases
In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment, net on the Consolidated Balance Sheets, including capitalized interest costs, for the replacement cost of the pre-existing building plus the amount of estimated construction costs and tenant improvements incurred by the landlord and the Company as of the balance sheet date. The Company records a corresponding build-to-suit lease obligation on its Consolidated Balance Sheets representing the amounts paid by the lessor.
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

Multiple Element Arrangements
The Company's revenues are generated primarily through license, development and commercialization agreements. These types of agreements generally contain multiple elements, or deliverables, which may include (i) licenses to the Company's technology, (ii) R&D activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services or obligations in connection with the manufacturing or supply of preclinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.
Revenue under license, development and commercialization agreements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments.
The Company recognizes revenue related to license, development and commercialization agreements in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, Revenue Recognition - Multiple-Element Arrangements. The Company evaluates all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices.
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
Royalty Revenue
The Company will recognize revenue from royalties based on licensees' sales of the Company's products or products using the Company's technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. There were no royalties earned during the three years ended 2017, 2016, and 2015, respectively.
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
The Company records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting periods in which stock options are exercised.
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
Receivable from Roche as of December 31, 2017 and 2016 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services and includes revenue from achievement of a clinical milestone in fiscal year 2017. Credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
As of December 31, 2017, $54.4 million of the Company's long-lived assets were held in the U.S. and $0.6 million were in Ireland. As of December 31, 2016, $55.7 million of the Company's long-lived assets were held in the U.S. and $0.8 million were in Ireland.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which is largely codified in Accounting Standards Codification 606 (ASC Topic 606). The FASB issued subsequent amendments to the initial guidance: ASU 2015-14 in August 2015; ASU 2016-08 in March 2016; ASU 2016-10 in April 2016; ASU 2016-12 in May 2016; ASU 2016-20 in December 2016; and ASU 2017-10 in May 2017, collectively ASC Topic 606. ASC Topic 606 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and supersedes nearly all existing revenue recognition guidance under GAAP. To date, we have derived our revenues from a license and collaboration agreement and a service agreement. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. The core principle of ASC Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. ASC Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is permitted after January 1, 2017. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company expects to adopt the requirements of the new standard effective January 1, 2018 using the retrospective with the cumulative effect transition method. ASC Topic 606 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments and the measurement of progress toward completion of performance obligations. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements in the period of adoption. Under its current accounting policy, the Company recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As such, the timing of revenue recognition for our license and collaboration agreements may change under the new revenue standard.
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (ASC Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASC Topic 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. Note 7, “Commitments and Contingencies” provides details on the Company's current lease arrangements. The Company continues to evaluate the provisions of ASC Topic 842 to determine the impact the adoption of ASU 2016-02 will have on its consolidated financial statements; however, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on its consolidated balance sheets. Additionally, the Company expects to derecognize its build-to-suit asset and liabilities upon adoption pending its final evaluation.
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
Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. In addition, the Company has reversed its non-current tax liability of $98,000 with the offsetting entry recorded to retained earnings pursuant to the adoption of this ASU. Further, year-to-date excess benefits of stock compensation have been recorded as a benefit to the tax provision. For the year ended December 31, 2017, the Company recorded excess tax benefits of $5.3 million, which were recorded as part of its income tax provision in the Consolidated Statements of Operations. The Company's income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards. The presentation requirements for cash flows related to excess tax benefits will be applied retrospectively; as such, prior years have been restated. Lastly, the Company elected to continue to estimate the number of forfeitures related to share-based payments, rather than account for forfeitures as they occur.
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

In December 2017, the U.S. Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (SAB) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (TCJA), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. In doing so, the SEC staff acknowledged the challenges companies may face in accounting for the effects of the Act by their financial reporting deadlines and said the guidance is intended to help companies provide investors with timely, decision-useful information. The TCJA is effective in the first quarter of 2018 and, among other things, lowers the Company’s U.S. federal income tax rate from 34% to 21%. Accordingly, the Company has recorded a provision tax benefit of $0.4 million related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of December 31, 2017, the Company has not completed its accounting for the tax effects of the TCJA, and recorded a provisional net tax benefit based on the Company's best estimates. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the TCJA and are subject to revision as the Company receives and interprets any additional clarification and implementation guidance issued by the U.S. Treasury Department, Internal Revenue Service (the “IRS”), and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company anticipates its accounting for the tax effects of the TCJA will be completed in 2018.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consist of $319.7 million and $307.3 million in money market funds included in cash and cash equivalents at December 31, 2017 and 2016, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Machinery and equipment	$9,078	$9,629
Leasehold improvements	579	2,769
Purchased computer software	1,316	363
Build-to-suit property	51,760	51,359
	62,733	64,120
Less: accumulated depreciation and amortization	(7,743)	(7,668)
Property and equipment, net	$54,990	$56,452
Depreciation expense was $3.1 million, $2.4 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The depreciation expense for the year ended December 31, 2016 includes incremental depreciation of $1.2 million associated with the acceleration of the useful life of certain leasehold improvements and other assets that were at the Company's former South San Francisco facility. See Note 7, “Commitments and Contingencies.”
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Payroll and related expenses	$7,342	$6,629
Professional services	438	435
Deferred rent	49	363
Other	1,356	1,128
Other current liabilities	$9,185	$8,555

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2017, 2016 and 2015, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(153,237)	$(160,108)	$(80,612)
Denominator:
Weighted-average ordinary shares outstanding	37,654	34,351	30,326
Net loss per share:
Basic and diluted net loss per share	$(4.07)	$(4.66)	$(2.66)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options to purchase ordinary shares	4,407	4,064	3,142
6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Expected future lease payments under the build-to-suit lease as of December 31, 2017 are included in Note 7, “Commitments and Contingencies.”

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the building during the construction period and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Consolidated Balance Sheets as of December 31, 2017. The Company has also recognized structural and non-structural tenant improvements totaling $15.3 million as of December 31, 2017 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. The Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. In addition, for the years ended December 31, 2017 and 2016, the Company recorded rent expense associated with the ground lease of $0.5 million and $0.4 million, respectively, in its Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $3.7 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively, of which $3.7 million and $0.9 million, respectively, was recognized within the Consolidated Statement of Operations.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. The build-to-suit lease property remains on the Company’s Consolidated Balance Sheets as of December 31, 2017 at its historical cost of $51.8 million and is being depreciated over its estimated useful life. As of December 31, 2017, the total amount of the build-to-suit lease obligation was $52.2 million, of which $0.7 million and $51.5 million were classified as current and non-current liability, respectively, on the Company's Consolidated Balance Sheets. The Company expects to derecognize the build-to-suit lease property and financing lease obligation at the end of the lease term.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of December 31, 2017, none of the standby letter of credit amount has been used.

7.	Commitments and Contingencies
Lease Commitments
The Company recognizes rent expense for its operating leases on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.9 million, $2.2 million and$1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Dublin
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dún Laoghaire, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.4 million as converted using an exchange rate as of December 31, 2017, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of December 31, 2017.
Switzerland
In 2017, the Company entered into noncancelable operating subleases to lease office space in Zug, Switzerland. The lease terms expire in March 2018 and August 2018. As of December 31, 2017, the Company is obligated to make lease payments of approximately CHF 80,000, or $82,000, as converted using an exchange rate as of December 31, 2017.

Former SSF Facility

The Company has previously leased 50,400 square feet of office and research and development space located South San Francisco, California (the “Former SSF Facility”), which had an annual rent payment of approximately $2.1 million. In addition, the Company had subleased a portion of its Former SSF Facility with a third party.

In January 2017, in accordance with an Assignment Agreement, the Company assigned to Merck Sharp & Dohme Corp. (“Merck”) the Company's lease on the Former SSF Facility. As a result of the assignment, the Company recognized a gain of approximately $2.4 million on early lease retirement resulting from the recognition of the remaining deferred rent liability. The Company’s operating lease commitments was reduced by approximately $8.4 million over the original lease term and the Company did not receive the future minimum payments from its Sublease of $0.3 million as a result of the Assignment.

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
Future minimum payments under the above-described noncancelable operating leases as of December 31, 2017 are as follows (in thousands):

Year Ended December 31,	Operating Lease
2018	$330
2019	248
2020	248
2021	248
2022	248
Thereafter	661
Total	$1,983

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease of the Current SSF Facility which expires in December 31, 2023. The Company is considered the “accounting owner” of the Current SSF Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6, “Build-To-Suit Lease.” Future minimum payments under build-to-suit lease obligation as of December 31, 2017 are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation
2018	$4,915
2019	5,803
2020	5,979
2021	6,165
2022	6,350
Thereafter	6,535
Total	$35,747

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2017 and 2016.
Other Commitments
In April 2017, the Company contracted with Boehringer Ingelheim Biopharmaceuticals GmbH to develop the capability to manufacture and supply drug substance of NEOD0001, and to so supply NEOD001 to use for worldwide commercial sale purposes if the Company applies for and obtains regulatory approval to market NEOD001. No drug substance has been manufactured under this contract.  However, the commitments table below includes the Company’s purchase obligations under this contract.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2017, the Company had non-cancelable purchase commitments to suppliers for $40.9 million of which $8.6 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.6 million of which $0.2 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Purchase Obligations	$40,876	$24,585	$16,291	$—	$—	$—	$—
Contractual obligations under license agreements (1)	1,560	370	130	100	100	85	775
Total	$42,436	$24,955	$16,421	$100	$100	$85	$775

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

8.	Roche License Agreement
Overview
In December 2013, the Company entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including PRX002/RG7935, which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote PRX002/RG7935 in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting α-synuclein potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provides that Roche would make an upfront payment to the Company of $30.0 million, which was received in February 2014, the clinical milestone payment of $15.0 million triggered by the initiation of the Phase 1 study for PRX002/RG7935 in the clinic, which was received in May 2014, and the clinical milestone payment of $30.0 million triggered by dosing of the first patient in the Phase 2 study for PRX002/RG7935, which was received in August 2017.
For PRX002/RG7935, Roche is also obligated to pay:
• up to $380.0 million upon the achievement of development, regulatory and various first commercial sales milestones;
• up to an additional $175.0 million in ex-U.S. commercial sales milestones; and
• tiered, high single-digit to high double-digit royalties in the teens on ex-U.S. annual net sales, subject to certain adjustments.

Roche bears 100% of the cost of conducting the research activities under the License Agreement. In the U.S., the parties share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to the Company, for PRX002/RG7935 in the Parkinson’s disease indication, as well as any other Licensed Products and/or indications for which the Company opts in to participate in co-development and co-funding. After the completion of specific clinical trial activities, the Company may opt out of the co-development and cost and profit sharing on any co-developed Licensed Products and instead receive U.S. commercial sales milestones totaling up to $155.0 million and tiered, single-digit to high double-digit royalties in the teens based on U.S. annual net sales, subject to certain adjustments, with respect to the applicable Licensed Product.
The Company filed an Investigational New Drug Application (“IND”) with the FDA for PRX002/RG7935 and subsequently initiated a Phase 1 study in 2014. Following the Phase 1 study, Roche will be primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products. Roche will also become responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.
In addition, the Company has an option under the License Agreement to co-promote PRX002/RG7935 in the U.S. in the Parkinson’s disease indication. If the Company exercises such option, it may also elect to co-promote additional Licensed Products in the U.S. approved for Parkinson’s disease. Outside the U.S., Roche will have responsibility for developing and commercializing the Licensed Products. Roche bears all costs that are specifically related to obtaining or maintaining regulatory approval outside the U.S. and will pay the Company a variable royalty based on annual net sales of the Licensed Products outside the U.S.
While Roche will record product revenue from sales of the Licensed Products, the Company and Roche will share in the net profits and losses of sales of the PRX002/RG7935 for the Parkinson's disease indication in the U.S. on a 70%/30% basis with the Company receiving 30% of the profit and losses provided that the Company has not exercised its opt-out right.

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
Multiple Element Accounting
The License Agreement was evaluated under ASC 605-25, Multiple Element Arrangements. The License Agreement includes the following deliverables: (1) an exclusive royalty bearing license, with the right to sublicense to develop and commercialize certain antibodies that target α-synuclein, including PRX002/RG7935 delivered at the effective date; (2) the Company's obligation to supply clinical material as requested by Roche for a period up to twelve months; (3) the Company's obligation to provide manufacturing related services to Roche for a period up to twelve months; (4) the Company's obligation to provide development activities under the development plan including the preparation and filing of the IND and initiation of the Phase I clinical trial estimated to be carried out over the next two years; and (5) the Company's obligation to provide indeterminate research services for up to three years at rates that are not significantly discounted and fully reimbursable by Roche.
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
The Company allocated the fixed and determinable consideration to the license and other deliverables using the relative selling price method based on the best estimate of selling price for the license and third party evidence for the remaining deliverables. The best estimate of selling price for the license was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the license granted to Roche under the License

Agreement included the market opportunity for commercialization of PRX002/RG7935 in the U.S. and the Royalty Territory (for jointly funded products the Royalty Territory is worldwide except for the U.S. for all Licensed Products that are not jointly funded the Royalty Territory is worldwide), the probability of successfully developing and commercializing PRX002/RG7935, the remaining development costs for PRX002/RG7935, and the estimated time to commercialization of PRX002/RG7935.
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
Under this agreement, the Company recognizes research reimbursement as collaboration revenue as earned. The Company recognized $0.9 million as collaboration revenue for research reimbursement from Roche for the year ended December 31, 2017, as compared to $1.1 million for the year ended December 31, 2016 and $1.4 million for the year ended December 31, 2015. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $7.2 million in R&D expenses for payments made to Roche during the year ended December 31, 2017, as compared to $3.1 million for the year ended December 31, 2016 and $2.9 million for the year ended December 31, 2015.
Reimbursement for development costs from Roche under the cost-sharing arrangement were allocated between license revenue and an offset to R&D expenses based on the relative selling price method until the full allocated consideration of $35.6 million was recognized as license revenue, after which the full reimbursement is recorded as an offset to R&D expenses. In the year ended December 31, 2015, the Company reached the full allocated consideration of $35.6 million recognized as license revenue; accordingly, future development revenue were recorded as an offset to R&D expenses. Reimbursement for development costs from Roche during the year ended December 31, 2017 was $1.7 million, as compared to $3.6 million for the year ended December 31, 2016, which was recognized as an offset to R&D expenses. Reimbursement for development costs from Roche during the year ended December 31, 2015 was $5.1 million, of which $0.2 million was recognized as collaboration license revenue and $4.9 million was recognized as an offset to R&D expenses.
Milestone Accounting
Under the License Agreement, the Company is eligible to receive milestone payments upon the achievement of development, regulatory and various first commercial sales milestones. Milestone payments are evaluated under ASU 2010-17, Milestone Method of Revenue Recognition. Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone. Accordingly, the Company recognizes payments related to the achievement of these milestones when the milestone is achieved.

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

In April 2014, the Company together with Roche initiated a Phase 1 clinical trial of PRX002/RG7935. As a result of this initiation, the Company received a $15.0 million milestone payment from Roche under the License Agreement. The Company concluded that the $15.0 million clinical milestone triggered upon the initiation of the Phase 1 study from PRX002/RG7935 in the clinic is consistent with the definition of a substantive milestone included in ASU 2010-17.

In June 2017, the Company achieved a $30.0 million clinical milestone under the License Agreement as a result of dosing of the first patient in the Phase 2 study for PRX002/RG7935, which the Company concluded was a substantive milestone under ASU 2010-17. The milestone was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. As such, the Company recognized $26.6 million of the $30.0 million milestone as collaboration revenue and $3.4 million as an offset to R&D expenses during the year ended December 31, 2017. The Company did not achieve any clinical and regulatory milestones under the License Agreement during the years ended December 31, 2016 and 2015.

9.	Shareholders' Equity
Ordinary Shares
As of December 31, 2017, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 38,482,764 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of December 31, 2017, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2017. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
April 2015 Offering
In April 2015, the Company completed an underwritten public offering of an aggregate of 3,795,000 of its ordinary shares at a public offering price of $37.00 per ordinary share. The Company received aggregate net proceeds of approximately $131.5 million, after deducting the underwriting discount and offering costs.
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
10. Share-Based Compensation
Amended and Restated 2012 Long Term Incentive Plan (“LTIP”)
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company's Board of Directors, are eligible to receive equity awards under the LTIP. The LTIP provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights (“SARS”), restricted shares, restricted share units (“RSUs”), cash or stock-based performance awards and other share-based awards to eligible individuals. Options under the LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life.
The Company granted 1,566,800, 1,508,725 and 1,155,300 share options during the years ended December 31, 2017, 2016 and 2015, respectively, under the LTIP. The Company's option awards generally vest over four years. In May 2017, the Company's shareholders approved an increase of 1,350,000 additional ordinary shares authorized for issuance under the LTIP. The aggregate number of ordinary shares authorized for issuance under the LTIP is 8,750,000 ordinary shares. As of December 31, 2017, 2,261,745 ordinary shares remained available for grant, and options to purchase 4,406,752 ordinary shares under the LTIP were outstanding with a weighted-average exercise price of approximately $38.93 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2020 related to unvested share-based payment awards at December 31, 2017 is $65.8 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.72 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development(1)	$10,914	$7,094	$4,301
General and administrative (2)	15,850	17,835	6,113
Total share-based compensation expense	$26,764	$24,929	$10,414
_________________

(1)	Includes $nil, $nil and $42,000 for the years ended December 31, 2017, 2016 and 2015, respectively, of share-based compensation expense related to options granted to a consultant.

(2)
Includes $nil, $6.5 million and $nil for the years ended December 31, 2017, 2016 and 2015, respectively, of share-based compensation expense related to the accelerated vesting of stock options to the Company's former CEO upon his death.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized tax benefits from share-based awards of $4.2 million, $4.3 million and $1.7 million, respectively.
The fair value of the options granted to employees and non-employee directors during the years ended December 31, 2017, 2016 and 2015 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	72.4%	75.2%	76.3%
Risk-free interest rate	2.0%	1.5%	1.7%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$35.71	$26.41	$23.12

The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the year ended December 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	4,064,207	$27.19	6.79	$92,640
Granted	1,566,800	55.16
Exercised	(1,030,648)	17.31
Canceled	(193,607)	38.97
Outstanding at December 31, 2017	4,406,752	$38.93	7.60	$30,455
Vested and expected to vest at December 31, 2017	4,318,583	$38.67	7.57	$30,396
Vested at December 31, 2017	2,044,977	$26.12	6.15	$27,753
The total intrinsic value of options exercised was $39.9 million, $12.8 million and $25.5 million during the years ended December 31, 2017, 2016 and 2015, respectively, determined as of the date of exercise.
The following table summarizes information about the Company's share options outstanding as of December 31, 2017:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.41	$6.65	449,575	5.08	$6.42	449,575	$6.42
6.73	26.47	314,165	5.18	12.49	297,443	11.96
27.81	27.81	466,229	6.62	27.81	314,142	27.81
29.52	34.44	386,744	5.87	30.86	362,830	30.79
34.61	34.61	535,189	7.78	34.61	244,715	34.61
37.02	49.60	456,704	8.09	45.07	205,778	42.68
49.79	54.64	461,396	8.88	52.67	101,491	52.75
55.00	55.00	649,500	9.15	55.00	—	—
55.15	60.45	524,250	9.32	57.46	25,335	59.16
62.10	67.64	163,000	8.78	65.04	43,668	67.56
$6.41	$67.64	4,406,752	7.60	$38.93	2,044,977	$26.12

11. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Ireland	$(162,865)	$(164,797)	$(83,009)
Switzerland	480	—	—
U.S.	4,782	5,833	3,098
Loss before provision for income taxes	$(157,603)	$(158,964)	$(79,911)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$(2,478)	$4,464	$1,663
U.S. State	1	1	1
Switzerland	306	—	—
Ireland	5	—	—
Total current provision	$(2,166)	$4,465	$1,664
Deferred:
U.S. Federal	$(2,200)	$(3,321)	$(963)
U.S. State	—	—	—
Switzerland	—	—	—
Ireland	—	—	—
Total deferred benefit	(2,200)	(3,321)	$(963)
Total provision for income taxes	$(4,366)	$1,144	$701
The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. In addition, the Company has reversed its non-current tax liability of $98,000, with the offsetting entry recorded to retained earnings pursuant to the adoption of this ASU. Further, year-to-date excess benefits of stock compensation have been recorded as a benefit to the tax provision. For the year ended December 31, 2017, the Company recorded excess tax benefits of $5.3 million, which were recorded as part of its income tax provision in the Consolidated Statements of Operations. The Company's income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and excess tax benefits from stock options. Following is a reconciliation between income taxes computed at the Irish statutory tax rate and the provision for income taxes for each of the fiscal periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Taxes at the Irish statutory tax rate of 12.5%	$(19,700)	$(19,870)	$(9,989)
Income tax at rates other than applicable statutory rate	678	813	446
Change in valuation allowance	28,967	25,200	12,594
Share-based payments	(8,242)	422	214
Tax credits	(5,857)	(5,384)	(2,712)
Other	(212)	(37)	148
Provision for (benefit from) income taxes	$(4,366)	$1,144	$701
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law. It contains many significant changes to the U.S. income tax laws. The TCJA is effective in the first quarter of 2018 and, among other things, lowers the Company’s U.S. federal income tax rate from 34% to 21%. Accordingly, the Company has recorded a provision tax benefit of $0.4 million related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. Due to the repeal of alternative minimum taxes, the Company anticipates that its future U.S. taxes will decrease due to its ability to use additional tax credits previously limited by the alternative minimum tax.  However, the Company also expects an increase to its taxable income due to additional limitations imposed by the TCJA on the deductibility of compensation of certain of its executive officers.

As of December 31, 2017, the Company has not completed its accounting for the tax effects of the TCJA, but recorded a provisional net tax benefit based on the Company's best estimates. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the TCJA and are subject to revision as the Company receives and interprets any additional clarification and implementation guidance issued by the U.S. Treasury Department, U.S. Internal Revenue Service (the “IRS”) and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company anticipates its accounting for the tax effects of the TCJA will be completed in 2018.
Significant components of the Company’s net deferred tax assets as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$67,653	$47,218
Tax credits	16,308	4,937
Accruals	1,285	1,322
Share-based compensation	7,444	8,966
Gross deferred tax assets	92,690	62,443
Valuation allowance	(83,972)	(56,382)
Net deferred tax assets	8,718	6,061
Deferred tax liability:
Fixed Assets	(605)	(148)
Net deferred tax assets	$8,113	$5,913
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
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $84.0 million against its deferred tax assets as of December 31, 2017 primarily in relation to deferred tax assets arising from tax credits and net operating losses. The deferred tax assets recognized net of the valuation allowance, $8.1 million as of December 31, 2017, consist of U.S. federal temporary differences. Due to consistent U.S. operating income, the Company expects to realize such deferred tax assets. The net increase of $27.6 million in the valuation allowance during the year ended December 31, 2017 was primarily due to net operating losses of the Company's Irish entities, and to a lesser extent from U.S. federal and state tax credits.
As of December 31, 2017, certain of the Company's Irish entities had trading loss carryovers of $497.7 million and non-trading loss carryovers of $10.7 million, each of which can be carried forward indefinitely but are limited to the same trade/trades. In addition, as of December 31, 2017, the Company had state net operating loss carryforwards of approximately $46.4 million, which are available to reduce future taxable income for the Company's U.S. subsidiary, if any. If not utilized, the state net operating loss carryforward begins expiring in 2032.

The Company also has federal and California research and development credit carryforwards of $11.8 million and $8.8 million, respectively, at December 31, 2017. The federal research and development credit carryforwards will expire starting in 2035 if not utilized. The California tax credits can be carried forward indefinitely.
Cumulative unremitted earnings of the Company’s U.S. and Swiss subsidiaries total approximately $20.4 million and $0.5 million, respectively at December 31, 2017. The Company's U.S. and Swiss subsidiaries' cash balances at December 31, 2017 are committed for their working capital needs. No taxes have been provided for the unremitted earnings as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S. and 5% in Switzerland) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. and Swiss taxes withheld and as of December 31, 2017 the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2017	2016
Gross Unrecognized Tax Benefits at January 1	$2,406	$1,061
Additions for tax positions taken in the current year	1,464	1,346
Additions for tax positions taken in the prior year	398	—
Reductions for tax positions taken in the prior year	—	(1)
Gross Unrecognized Tax Benefits at December 31	$4,268	$2,406
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2017 would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2017, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2013 to 2017 remain subject to examination by the U.S taxing authorities and the tax years 2012 to 2017 remain subject to examination by the Irish taxing authorities.
12. Employee Retirement Plan
In the United States, the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (the “IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions of $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In Europe, the Company recorded total expense for employer contribution of $352,000, $92,000 and $51,000 in the years ended December 31, 2017, 2016 and 2015, respectively. In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee's eligible earnings. In Switzerland, the Company contributes to an employee pension fund up to 19.0% of an employee’s two-third eligible earnings. The percentage to be paid by the Company in Switzerland depends on the employee's age, gender, and employee classification. In Germany, Belgium and Spain, the Company contributes at a fixed rate of 8.0%, 7.5% and 7.5%, respectively, of an employee's eligible earnings.
13. Related Parties
Consulting Agreement
Carol D. Karp commenced employment with the Company as its Chief Regulatory Officer on December 14, 2016. Prior to that, Ms. Karp provided consulting services to the Company under a written Consulting Agreement. That Consulting Agreement terminated as of December 13, 2016, before Ms. Karp joined the Company. There were no consulting fees paid to Ms. Karp for the year ended December 31, 2017. During fiscal year 2016 through December 13, 2016, the Company paid to Ms. Karp a total of $304,150 (not including expense reimbursements) under the Consulting Agreement.
14. Selected Quarterly Financial Information (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2017. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share - basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2017
Revenues	$259	$26,812	$219	$229
Operating expenses	$36,530	$44,944	$53,753	$47,546
Net loss	$(35,384)	$(17,701)	$(52,394)	$(47,758)
Net loss per share - basic	$(0.99)	$(0.46)	$(1.37)	$(1.24)
Net loss per share - diluted	$(0.99)	$(0.46)	$(1.37)	$(1.24)
Year Ended December 31, 2016
Revenues	$265	$333	$286	$171
Operating expenses	$27,675	$40,493	$42,974	$49,448
Net income (loss)	$(27,521)	$(40,445)	$(43,239)	$(48,903)
Net income (loss) per share - basic	$(0.81)	$(1.18)	$(1.26)	(1.41)
Net income (loss) per share - diluted	$(0.81)	$(1.18)	$(1.26)	$(1.41)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 15, 2018 (our “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Election of Directors

•	Section 16(a) Beneficial Ownership Reporting Compliance
Executive Officers of the Registrant

Following is certain information regarding our executive officers as of February 9, 2018.

Name	Age	Position(s)	Since
Gene G. Kinney	49	President and Chief Executive Officer, Director	2016
A. W. Homan	58	Chief Legal Officer	2014
Carol D. Karp	65	Chief Regulatory Officer	2016
Tran B. Nguyen	44	Chief Financial Officer	2013
Tara Nickerson, Ph.D.	45	Chief Business Officer	2014
Karin L. Walker	54	Chief Accounting Officer and Controller	2013
Wagner M. Zago, Ph.D.	45	Chief Scientific Officer	2017

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

Carol D. Karp has served as our Chief Regulatory Officer since 2016. Prior to joining Prothena, she was an independent regulatory consultant to biotechnology and pharmaceutical companies. From 2013 to 2014, Ms. Karp was Senior Vice President, Regulatory Affairs and Compliance at Esperion Therapeutics, Inc. (a biotechnology company), and from 2010 to 2013, she was Vice President, Head of Global Regulatory Affairs, Pharmacovigilance & Risk Management at Janssen Alzheimer Immunotherapy, a Johnson & Johnson Company (a biopharmaceutical company). Previously, Ms. Karp held senior regulatory positions at Janssen

Alzheimer Immunotherapy, CV Therapeutics, Inc., PowderJect Technologies, VIVUS, Inc., Cygnus, Inc. and Janssen Pharmaceutica. She earned her BA in Biology from the University of Rochester, where she is a member of the Board of Trustees.

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

Tara Nickerson, Ph.D., has served as our Chief Business Officer since 2014. Prior to that, she was our Head of Corporate and Business Development and Secretary, positions she held since 2012. Dr. Nickerson previously held various positions with Elan Pharmaceuticals, Inc., including Vice President and Head of Business Development (during 2012) and Senior Director of Corporate Strategy and Strategic Alliances (from 2007 to 2012). During her tenure at Elan, she was responsible for opportunity evaluation, diligence, negotiations and contracting for Elan external opportunities, and established a broad network of collaborations for Elan with academic investigators, not-for-profit disease-focused foundations and industry collaborators. Dr. Nickerson was previously a Senior Scientist at Axys Pharmaceuticals, where she led preclinical programs developing novel small molecule based therapeutics for oncology. Dr. Nickerson earned her BSc and PhD in Experimental Medicine from McGill University and her MBA from the University of California, Berkeley’s Haas School of Business.

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

Wagner M. Zago, Ph.D., has served as our Chief Scientific Officer since 2017. Prior to that, since 2015, he was our Vice President, Head of Research. From 2012 to 2015, Dr. Zago was our Head of Pharmacology and Neuropathology. From 2006 to 2012, he held various scientific positions at Elan Pharmaceuticals, Inc, performing research aimed at developing new therapeutics for central nervous system disorders and inflammation. While in these positions, from 2009 to 2013, Dr. Zago also served as a Scientist at Janssen Alzheimer Immunotherapy, a Johnson & Johnson Company (a biopharmaceutical company). He earned his BS in Biomedicine from the Universidade Federal de Sao Paulo (Escola Paulista de Medicina), Brazil, and his MS and PhD (both in Pharmacology) from the Universidade de Sao Paulo, Brazil, and was a Post-Doctoral Researcher at the University of California, San Diego and the Burnham Institute.

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

ITEM 11. EXECUTIVE COMPENSATION
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Executive Compensation

•	Director Compensation

•	Report of the Compensation Committee of the Board of Directors
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Equity Compensation Plan Information

•	Security Ownership of Certain Beneficial Owners and Management

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Transactions with Related Persons and Indemnification

•	Proposal No. 1 - Election of Directors

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Paid to KPMG

•	Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures
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

Dated:	February 23, 2018	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/Gene G. Kinney	President and Chief Executive Officer	February 23, 2018
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/Tran B. Nguyen	Chief Financial Officer	February 23, 2018
Tran B. Nguyen	(Principal Financial Officer)

/s/Karin L. Walker	Chief Accounting Officer and Controller	February 23, 2018
Karin L. Walker	(Principal Accounting Officer)

/s/Lars G. Ekman	Chairman of the Board	February 23, 2018
Lars G. Ekman, M.D., Ph.D.

/s/Richard T. Collier	Director	February 23, 2018
Richard T. Collier

/s/Shane M. Cooke	Director	February 23, 2018
Shane M. Cooke

/s/K. Anders O. Härfstrand	Director	February 23, 2018
K. Anders O. Härfstrand, M.D., Ph.D.

/s/Christopher S. Henney	Director	February 23, 2018
Christopher S. Henney, D.Sc., Ph.D.

/s/Dennis J. Selkoe	Director	February 23, 2018
Dennis J. Selkoe, M.D.

EXHIBIT INDEX

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Demerger Agreement, dated as of November 8, 2012, between Elan Corporation, plc and Prothena Corporation plc	10/A	001-35676	11/30/2012	2.1

2.2(a)	Amended and Restated Intellectual Property License and Contribution Agreement, dated as of December 20, 2012, by and among Neotope Biosciences Limited, Elan Pharma International Limited, and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.1

2.2(b)
Amendment Number One to the Amended and Restated Intellectual Property License and Contribution Agreement, effective as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited, Elan Pharmaceuticals, LLC, Elan Corporation, plc, and Crimagua Limited
		S-1/A	333-191218	9/30/2013	2.2(b)

2.3	Intellectual Property License and Conveyance Agreement, dated as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.2

3.1	Amended and Restated Memorandum and Articles of Association (Constitution) of Prothena Corporation plc	8-K	001-35676	5/25/2016	3.1

4.1	Amended and Restated Memorandum and Articles of Association (Constitution) of Prothena Corporation plc	8-K	001-35676	5/25/2016	3.1

10.1(a)	Tax Matters Agreement, dated as of December 20, 2012, between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.1

10.1(b)	Amendment No. 1 to Tax Matters Agreement, dated as of June 25, 2013, between Elan Corporation, plc and Prothena Corporation plc	10-Q	001-35676	8/13/2013	10.2

10.2	License Agreement, dated as of December 31, 2008, between the University of Tennessee Research Foundation and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.14

10.3†	License, Development, and Commercialization Agreement, dated as of December 11, 2013, among Neotope Biosciences Limited and Prothena Biosciences Inc, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.	10-K/A	001-35676	6/6/2014	10.4

10.4†	Master Process Development and Clinical Supply Agreement, dated as of June 23, 2010, as amended August 1, 2011, among Elan Pharma International Limited, Neotope Biosciences Limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.5†	Letter Agreement, dated April 5, 2017, among Prothena Therapeutics Limited, Prothena Biosciences Limited and Boehringer Ingelheim Biopharmaceuticals GmbH	10-Q	001-35676	8/9/2017	10.4

10.6†	Commercial Supply Contract, dated as of November 9, 2016, between Prothena Therapeutics Limited and Rentschler Biotechnologie GmbH	10-K	001-35676	2/27/2017	10.6

10.7(a)	Sublease, dated as of March 22, 2016, between Prothena Biosciences Inc and Amgen Inc.	10-Q	001-35676	5/4/2016	10.2(a)

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.7(b)	Consent to Sublease Agreement, dated as of March 28, 2016, among Prothena Biosciences Inc, Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	5/4/2016	10.2(b)

10.8#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/23/2017	10.1

10.9#	Prothena Corporation plc Amended and Restated Incentive Compensation Plan	10-Q	001-35676	5/9/2017	10.1

10.10#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

10.11#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.12#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.13#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

10.14#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.15#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.16#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

10.17#	Offer letter, dated March 19, 2013, between Prothena Biosciences Inc and Martin Koller	8-K	001-35676	3/28/2013	10.2

10.18#	Retirement transition letter, dated November 21, 2016, between Prothena Biosciences Inc and Martin Koller	8-K	001-35676	11/28/2016	10.1

10.19#	Offer letter, dated December 14, 2012, between Prothena Biosciences Inc and Tara Nickerson	10-K	001-35676	3/29/2013	10.20

10.20#	Promotion letter, dated February 5, 2014, between Prothena Biosciences Inc and Tara Nickerson	8-K	001-35676	3/3/2014	10.1

10.21#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.22#	Offer letter, dated April 11, 2014, between Prothena Biosciences Inc and A. W. Homan	10-Q	001-35676	8/5/2014	10.5

10.23#	Offer letter, dated December 5, 2016, between Prothena Biosciences Inc and Carol D. Karp	10-K	001-35676	2/27/2017	10.28

10.24#	Offer letter, dated April 2, 2017, between Prothena Biosciences Inc and Sarah B. Noonberg	10-Q	001-35676	8/9/2017	10.2

10.25#	Promotion letter, dated June 9, 2017, between Prothena Biosciences Inc and Wagner M. Zago	10-Q	001-35676	8/9/2017	10.3

21.1	List of Subsidiaries					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
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