Form 10-Q
period 2018-03-31
Prothena Corp plc
filed 2018-05-09
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding as of April 20, 2018 was 39,822,336.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$429,039	$417,620
Receivable from Celgene	100,000	—
Receivable from Roche	12	240
Prepaid expenses and other current assets	8,102	8,467
Total current assets	537,153	426,327
Non-current assets:
Property and equipment, net	54,278	54,990
Deferred tax assets	8,320	8,113
Restricted cash	4,056	4,056
Other non-current assets	2,840	2,843
Total non-current assets	69,494	70,002
Total assets	$606,647	$496,329
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,590	$13,633
Accrued research and development	15,693	13,509
Income taxes payable, current	481	311
Build-to-suit lease obligation, current	1,100	733
Other current liabilities	6,691	9,185
Total current liabilities	35,555	37,371
Non-current liabilities:
Deferred revenue	110,242	—
Deferred rent	243	254
Build-to-suit lease obligation, non-current	51,102	51,515
Total non-current liabilities	161,587	51,769
Total liabilities	197,142	89,140
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2018 and December 31, 2017
Issued and outstanding shares — none at March 31, 2018 and December 31, 2017
Ordinary shares, $0.01 par value:	398	385
Authorized shares — 100,000,000 at March 31, 2018 and December 31, 2017
Issued and outstanding shares — 39,821,799 and 38,482,764 at March 31, 2018 and December 31, 2017, respectively
Additional paid-in capital	900,200	849,154
Accumulated deficit	(491,093)	(442,350)
Total shareholders’ equity	409,505	407,189
Total liabilities and shareholders’ equity	$606,647	$496,329
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue	$227	$259
Total revenue	227	259
Operating expenses:
Research and development	34,706	25,698
General and administrative	14,229	10,832
Total operating expenses	48,935	36,530
Loss from operations	(48,708)	(36,271)
Other income (expense):
Interest income (expense), net	200	(364)
Other expense, net	(272)	(410)
Total other expense, net	(72)	(774)
Loss before income taxes	(48,780)	(37,045)
Benefit from income taxes	(37)	(1,661)
Net loss	$(48,743)	$(35,384)
Basic and diluted net loss per share	$(1.26)	$(0.99)
Shares used to compute basic and diluted net loss per share	38,684	35,758
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(48,743)	$(35,384)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	797	759
Share-based compensation	6,902	5,602
Deferred income taxes	395	737
Interest expense under build-to-suit lease obligation	908	916
Gain from early lease retirement	—	(2,096)
Changes in operating assets and liabilities:
Accounts receivable	(99,772)	(93)
Prepaid and other assets	422	(5,452)
Deferred revenue	110,242	—
Accounts payable, accruals and other liabilities	(2,735)	(2,831)
Net cash used in operating activities	(31,584)	(37,842)
Investing activities
Purchases of property and equipment	(181)	(2,499)
Proceeds from disposal of fixed assets	—	100
Net cash used in investing activities	(181)	(2,399)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	150,421
Proceeds from subscription of ordinary shares	39,758	—
Proceeds from issuance of ordinary shares upon exercise of stock options	4,380	9,948
Reduction of build-to-suit lease obligation	(954)	(501)
Net cash provided by financing activities	43,184	159,868
Net increase in cash, cash equivalents and restricted cash	11,419	119,627
Cash, cash equivalents and restricted cash, beginning of the year	421,676	390,979
Cash, cash equivalents and restricted cash, end of the period	$433,095	$510,606

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$79	$88
Receivable from option exercises	$19	$311
Offering costs included in accounts payable and accrued liabilities	$—	$107
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	429,039	506,550
Restricted cash	4,056	4,056
Total Cash, cash equivalents and restricted cash, end of the period	433,095	510,606

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a global clinical-stage biotechnology company focused on the discovery and development of novel therapies in the neuroscience and orphan disease categories. Fueled by its deep scientific understanding built over decades of research in protein misfolding, Prothena seeks to fundamentally change the course of progressive, life-threatening diseases associated with this biology.
The Company is advancing a pipeline of antibody therapeutic candidates for a number of potential indications and novel targets including Parkinson’s disease and other related synucleinopathies (PRX002/RG7935) and ATTR amyloidosis (PRX004) as well as tau and Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia).
The Company was formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of March 31, 2018, the Company had an accumulated deficit of $491.1 million and cash and cash equivalents of $429.0 million.
Based on the Company's business plans, management believes that the Company's cash and cash equivalents at March 31, 2018 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Celgene, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2018 (the “2017 Form 10-K”). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2018, from the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statements" in the 2017 Form 10-K, with the exception of those noted below.

Recently Adopted Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which is largely codified in Accounting Standards Codification Topic 606 (ASC 606). ASC 606 supersedes the revenue recognition requirement in ASC 605, Revenue Recognition, and supersedes nearly all existing revenue recognition guidance under GAAP. To date, the Company has derived its revenue from a license and collaboration agreement and a service agreement. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. As of January 1, 2018, the Company did not record any changes to the opening balance of the accumulated deficit since the cumulative effect of applying the new revenue standard was the same as applying ASC 605. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605. Upon adoption of the new revenue standard, the Company will provide additional revenue-related disclosures in its notes to the Consolidated Financial Statements commencing this three months ended March 31, 2018.

Revenue Recognition

Revenue is recognized only when the Company satisfies an identified performance obligation by transferring a promised good or service to a customer.

Contracts with Multiple Performance Obligations

The Company’s License Agreement with Roche contains multiple performance obligations. The Company accounts for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of Roche and Roche’s sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognize revenue at the amount to which we have the right to invoice for services performed.

Collaboration Revenue

Upon adoption of ASC 606, the Company recognizes research and development reimbursements as collaboration revenue earned over time as services are performed. Prior to adoption of ASC 606, the Company recorded research reimbursement as collaboration revenue and development reimbursement as an offset to R&D expense once the license revenue cap was met.

Milestone Revenue

The Company generally classifies each of its milestones into one of three categories: (i) clinical milestones; (ii) regulatory and development milestones; and (iii) commercial milestones. Clinical milestones are typically achieved when a product candidate advances into or completes a defined phase of clinical research. For example, a milestone payment may be due to the Company upon the initiation of a clinical trial for a new indication. Regulatory and development milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other regulatory authorities. For example, a milestone payment may be due to the Company upon submission for marketing approval of a product candidate by the FDA. Commercial milestones are typically achieved when an approved product reaches certain defined levels of net royalty sales by the licensee of a specified amount within a specified period.

In general, the Company considers such milestone payments as variable consideration with constraint and therefore recognizes the revenue from such milestone payments as collaboration revenue at point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.

Profit Share Revenue

For agreements, with profit sharing arrangements, the Company will record its share of the pre-tax commercial profit as collaboration revenue when the profit sharing can be reasonably estimated and that a significant revenue reversal will not occur in future periods.

Royalty Revenue

The Company will recognize revenue from royalties based on licensees' sales of the Company's products or products using the Company's technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and that a significant revenue reversal will not occur in future periods. There were no royalties earned during the three months ended March 31, 2018 and 2017, respectively.

Taxes, Shipping and Handling

The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (e.g., sales, use, value added, some excise taxes). In addition, we account for shipping and handling as activities that are performed after our customers obtain control of the goods as activities to fulfill our performance obligation to transfer the goods.

Incremental Costs to Obtain or Fulfill a Contract

For costs to obtain a contract, the Company will capitalize such amounts if they are incremental and expected to be recovered. Sales commissions directly related to obtaining new contracts will be capitalized unless the amortization period is one year or less, at which these costs will be recorded within selling and general administrative expenses. As of March 31, 2018, the Company does not have such costs capitalized in its unaudited condensed consolidated balance sheet.

Share-based Compensation
To determine the fair value of share-based payment awards, the Company uses the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures. If actual forfeitures differ from estimates at the time of grant they will be revised in subsequent periods. The Company uses its historical volatility for the Company's stock to estimate expected volatility. Through December 31, 2017, the expected volatility was based on a combination of historical volatility for the Company's stock and the historical volatilities of several of the Company's publicly traded comparable companies. If factors change and different assumptions are employed in determining the fair value of share-based awards, the share-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period (see Note 10 for further information).
The Company records any excess tax benefits or tax shortfalls from its equity awards in its Consolidated Statements of Operations in the reporting periods in which stock options are exercised.
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
The receivable from Celgene Switzerland LLC (“Celgene”) as of March 31, 2018 relates to the upfront payment under the Master Collaboration Agreement that became effective March 20, 2018. Celgene is wholly owned by Celgene Switzerland SA, a tax resident of Switzerland. The receivable from Roche as of March 31, 2018 and December 31, 2017 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
As of March 31, 2018, $53.7 million of the Company's long-lived assets were held in the U.S. and $0.6 million were in Ireland. As of December 31, 2017, $54.4 million of the Company's long-lived assets were held in the U.S. and $0.6 million were in Ireland.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02 Topic 842, Leases (ASC 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASC 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. Note 7, “Commitments and Contingencies” provides details on the Company's current lease arrangements. The Company continues to evaluate the provisions of ASC 842 to determine the impact the adoption will have on its consolidated financial statements; however, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on its consolidated balance sheets. Additionally, the Company expects to derecognize its build-to-suit asset and liabilities upon adoption pending its final evaluation.

In December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (the “TCJA”), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. In doing so, the SEC staff acknowledged the challenges companies may face in accounting for the effects of the Act by their financial reporting deadlines and said the guidance is intended to help companies provide investors with timely, decision-useful information. The TCJA is effective in the first quarter of 2018 and, among other things, lowers the Company’s U.S. federal income tax rate from 34% to 21%. Accordingly, the Company has recorded a provisional tax benefit of $0.4 million as of December 31, 2017 related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of March 31, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017. As of March 31, 2018, the Company has not completed its accounting for the tax effects of the TCJA, and recorded a provisional net tax benefit based on the Company's best estimates. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the TCJA and are subject to revision as the Company receives and interprets any additional clarification and implementation guidance issued by the U.S. Treasury Department, Internal Revenue Service (the “IRS”), and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company anticipates its accounting for the tax effects of the TCJA will be completed in 2018.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $336.9 million and $319.7 million in money market funds included in cash and cash equivalents at March 31, 2018 and December 31, 2017, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Machinery and equipment	$9,084	$9,078
Leasehold improvements	579	579
Purchased computer software	1,395	1,316
Build-to-suit property	51,760	51,760
	62,818	62,733
Less: accumulated depreciation and amortization	(8,540)	(7,743)
Property and equipment, net	$54,278	$54,990
Depreciation expense was $0.8 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Payroll and related expenses	$4,475	$7,342
Professional services	654	438
Deferred rent	49	49
Other	1,513	1,356
Other current liabilities	$6,691	$9,185

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2018 and 2017, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(48,743)	$(35,384)
Denominator:
Weighted-average ordinary shares outstanding	38,684	35,758
Net loss per share:
Basic and diluted net loss per share	$(1.26)	$(0.99)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options to purchase ordinary shares	5,227	4,395
6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Expected future lease payments under the build-to-suit lease as of March 31, 2018 are included in Note 7, “Commitments and Contingencies.”

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the building during the construction period and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2018. The Company has also recognized structural and non-structural tenant improvements totaling $15.3 million as of March 31, 2018 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. The Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. In addition, for the three months ended March 31, 2018 and 2017, the Company recorded rent expense associated with the ground lease of $0.1 million and $0.1 million, respectively, in its Condensed Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $0.9 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively, which was recognized within the Condensed Consolidated Statement of Operations.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. The build-to-suit lease property remains on the Company’s Consolidated Balance Sheets as of March 31, 2018 at its historical cost of $51.8 million and is being depreciated over its estimated useful life. As of March 31, 2018, the total amount of the build-to-suit lease obligation was $52.2 million, of which $1.1 million and $51.1 million were classified as current and non-current liability, respectively, on the Company's Condensed Consolidated Balance Sheets. The Company expects to derecognize the build-to-suit lease property and financing lease obligation at the end of the lease term.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of March 31, 2018, none of the standby letter of credit amount has been used.

7. Commitments and Contingencies
Lease Commitments
The Company recognizes rent expense for its operating leases on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Dublin
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dún Laoghaire, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.5 million as converted using an exchange rate as of March 31, 2018, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of March 31, 2018.
Switzerland
In 2017, the Company entered into noncancelable operating subleases to lease office space in Zug, Switzerland. The lease terms expire in June 2018 and August 2018. As of March 31, 2018, the Company is obligated to make lease payments of approximately CHF 56,000, or $59,000 as converted using an exchange rate as of March 31, 2018.

Future minimum payments under the above-described noncancelable operating leases as of March 31, 2018 are as follows (in thousands):

Year Ended December 31,	Operating Lease
2018 (9 months)	$251
2019	255
2020	255
2021	255
2022	255
Thereafter	680
Total	$1,951

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease of the Current SSF Facility which expires in December 31, 2023. The Company is considered the “accounting owner” of the Current SSF Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6, “Build-To-Suit Lease.” Future minimum payments under build-to-suit lease obligation as of March 31, 2018 are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation
2018 (9 months)	$3,832
2019	5,803
2020	5,979
2021	6,165
2022	6,350
Thereafter	6,535
Total	$34,664
Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2018 and 2017.
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
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2018, the Company had non-cancelable purchase commitments to suppliers for $43.4 million of which $7.5 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.7 million of which $0.4 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Purchase Obligations	$43,405	$17,616	$25,789	$—	$—	$—	$—
Contractual obligations under license agreements (1)	1,725	435	230	100	100	85	775
Total	$45,130	$18,051	$26,019	$100	$100	$85	$775

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
8. Significant Agreements
Roche License Agreement
In December 2013, the Company through its wholly owned subsidiary Prothena Biosciences Limited and Prothena Biosciences Inc entered into a License, Development, and Commercialization Agreement (the “License Agreement”) F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including PRX002/RG7935, which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote PRX002/RG7935 in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein (or α-synuclein) potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provided for Roche making an upfront payment to the Company of $30.0 million, which was received in February 2014; making a clinical milestone payment of $15.0 million upon initiation of the Phase 1 study for PRX002/RG7935, which was received in May 2014; and making a clinical milestone payment of $30.0 million upon dosing of the first patient in the Phase 2 study for PRX002/RG7935, which was achieved in June 2017.
For PRX002/RG7935, Roche is also obligated to pay:

•	up to $380.0 million upon the achievement of development, regulatory and various first commercial sales milestones;

•	up to an additional $175.0 million upon achievement of ex-U.S. commercial sales milestones; and

•	tiered, high single-digit to high double-digit royalties in the teens on ex-U.S. annual net sales, subject to certain adjustments.
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
The Company filed an Investigational New Drug Application (“IND”) with the FDA for PRX002/RG7935 and subsequently initiated a Phase 1 study in 2014. Following the Phase 1 study, Roche became primarily responsible for developing, obtaining and maintaining regulatory approval for and commercializing Licensed Products. Roche also became responsible for the clinical and commercial manufacture and supply of Licensed Products.
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
Collaboration Accounting
The License Agreement was evaluated under ASC 808, Collaborative Agreements. At the outset of the License Agreement, the Company concluded that it did not qualify as collaboration under ASC 808 because the Company does not share significant risks due to the net profit and loss split (under which Roche incurs substantially more of the costs of the collaboration) and because of the Company’s opt-out provision. The Company believes that Roche will be the principal in future sales transactions with third parties as Roche will be the primary obligor bearing inventory and credit risk. The Company will record its share of pre-tax commercial profit generated from the collaboration as collaboration revenue once the Company can conclude it is probable that a significant revenue reversal will not occur in future periods. Prior to commercialization of a Licensed Product, the Company’s portion of the expenses related to the License Agreement reflected on its income statement will be limited to R&D expenses. After commercialization, if the Company opts-in to co-detail commercialization, expenses related to commercial capabilities, including expenses related to the establishment of a field sales force and other activities to support the Company’s commercialization efforts, will be recorded as sales, general and administrative (“SG&A”) expense and will be factored into the computation of the profit and loss share. The Company will record the receivable related to commercialization activities as collaboration revenue once the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
Adoption of ASC 606, Revenue from Contracts with Customers

The Company adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of the accumulated deficit as of January 1, 2018. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605, Revenue Recognition.

As of January 1, 2018, the Company did not record any changes to the opening balance of the accumulated deficit since the cumulative effect of applying the new revenue standard was the same as applying ASC 605. The impact of the adoption of ASC 606 to revenues for the three months ended March 31, 2018 was an increase of $0.2 million, which represents the revenue recognized for the development services provided by the Company during the quarter that is reimbursable by Roche. Historically, the Company recorded such reimbursement as an offset against its R&D expenses under ASC 605. Upon the adoption of ASC 606, the reimbursement for development services is now included as part of the Company’s collaboration revenue.

Performance Obligations
The License Agreement was evaluated under ASC 606. The License Agreement includes the following distinct performance obligations: (1) the Company's grant of an exclusive royalty bearing license, with the right to sublicense to develop and commercialize certain antibodies that target á-synuclein, including PRX002/RG7935, and the initial know how transfer which was delivered at the effective date (the “Royalty Bearing License”); (2) the Company’s obligation to supply clinical material as requested by Roche for a period up to twelve months (the “Clinical Product Supply Obligation”); (3) the Company’s obligation to provide manufacturing related services to Roche for a period up to twelve months (the “Supply Services Obligation”); (4) the Company’s obligation to prepare and file the IND (the “IND Obligation”); and (5) the Company’s obligation to provide development activities under the development plan during Phase 1 clinical trials (the “Development Services Obligation”). Revenue allocated to the above performance obligations under the License Agreement are recognized when the Company has satisfied its obligations either at a point in time or over a period of time.
The Company concluded that the Royalty Bearing License and the Clinical Product Supply Obligation were satisfied at a point in time. The Royalty Bearing License is considered to be a functional intellectual property, in which the revenue would be recognized at the point in time since (a) the Company concluded that the license to Roche has a significant stand-alone functionality, (b) the Company does not expect the functionality of the intellectual property to be substantially changed during the license period as a result of activities of Prothena, and (c) Prothena’s activities transfer a good or service to Roche. The Clinical Product Supply Obligation does not meet criteria for over time recognition; as such, the revenue related to such performance obligation was recognized the point in time at which Roche obtained control of manufactured supplies, which occurred during the first quarter of 2014.
The Company concluded that the Supply Services Obligation, the IND Obligation and the Development Services Obligation were satisfied over time. The Company utilized an input method measure of progress by basing the recognition period on the efforts or inputs towards satisfying the performance obligation (i.e. costs incurred and the time elapsed to complete the related performance obligations). The Company determined that such input method provides an appropriate measure of progress toward compete satisfaction of such performance obligations.

As of March 31, 2018 and December 31, 2017, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.
Transaction Price

According to ASC 606-10-32-2, the transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Factors considered in the determination of the transaction price include, among other things, estimated selling price of the license and costs for clinical supply and development costs.

The initial transaction price under the License Agreement, pursuant to ASC 606, was $55.1 million, including $45.0 million for the Royalty Bearing License, $9.1 million for the IND and Development Services Obligations, and $1.1 million for the Supply Services Obligation. The $45.0 million for the Royalty Bearing License included the upfront payment of $30.0 million and the clinical milestone payment of $15.0 million upon initiation of the Phase 1 clinical trial of PRX002/RG7935, both of which were made in 2014. The remaining transaction price amounts the Company expected to receive as reimbursements were based on costs expected to be paid to third parties and other costs to be incurred by the Company in order to satisfy its performance obligations. They are considered to be variable considerations not subject to constraint. The Company did not incur any incremental costs, such as commissions, to obtain or fulfill the License Agreement.
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of March 31, 2018, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
The Company allocated the initial transaction price to the Royalty Bearing License and other performance obligations using the relative selling price method based on its best estimate of selling price for the Royalty Bearing License and third party evidence for the remaining performance obligations. The best estimate of selling price for the Royalty Bearing License was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the Royalty Bearing License included the market opportunity for commercialization of PRX002/RG7935 in the U.S. and the royalty territory (for licensed products that are jointly funded the royalty territory is worldwide except for the U.S., and for all licensed products that are not jointly funded the Royalty Territory is worldwide), the probability of successfully developing and commercializing PRX002/RG7935, the estimated remaining development costs for PRX002/RG7935, and the estimated time to commercialization of PRX002/RG7935. The Company concluded that a change in the assumptions used to determine the best estimate of selling price (“BESP”) of the license deliverable would not have a significant effect on the allocation of arrangement consideration.

The Company’s discounted cash flow model included several market conditions and entity-specific inputs, including the likelihood that clinical trials for PRX002/RG7935 will be successful, the likelihood that regulatory approval will be obtained and the product commercialized, the appropriate discount rate, the market locations, size and potential market share of the product, the expected life of the product, and the competitive environment for the product. The market assumptions were generated using a patient-based forecasting approach, with key epidemiological, market penetration, dosing, compliance, length of treatment and pricing assumptions derived from primary and secondary market research, referenced from third-party sources.

Significant Payment Terms

Payments for development services are due within 45 days after receiving an invoice from the Company. Variable considerations related to clinical and regulatory milestone payments are constrained due to high likelihood of a revenue reversal. The payment term for all milestone payments are due within 45 days after the achievement of the relevant milestone and receipt by Roche of an invoice for such an amount from the Company.
According to ASC 606-10-32-17, a significant financing component does not exist if a substantial amount of the consideration promised by the customer is variable, and the amount or timing of that consideration varies on the basis of the occurrence or nonoccurrence of a future event that is not substantially within the control of the customer or the entity. Since a “substantial amount of the consideration” promised by Roche to the Company is variable (i.e., is in the form of either milestone payments or sales-based royalties) and the amount of such variable consideration varies based upon the occurrence or nonoccurrence of future events that are not within the control of either Roche or the Company (i.e., are largely subject to regulatory approval), the License Agreement does not have a significant financing component.

Optional Goods and Services
An option for additional goods or services exists when a customer has a present contractual right that allows it to choose the amount of additional distinct goods or services that are purchased. Prior to the customer’s exercise of that right, the vendor is not presently obligated to provide those goods or services. ASC 606-10-25-18(j) requires recognition of an option as a distinct performance obligation when the option provides a customer with a material right.
In addition to the distinct performance obligations noted above, the Company was obligated to provide indeterminate research services for up to three years ending in 2017 at rates that were not significantly discounted and fully reimbursable by Roche (the “Research Services”). The amount for any such Research Services was not fixed and determinable and was not at a significant incremental discount. There were no refund rights, concessions or performance bonuses to consider.
The Company evaluated the obligation to perform Research Services under ASC 606-10-55-42 and 55-43 to determine whether it gave Roche a “material right”. According to ASC 606-10-55-43, if a customer has the option to acquire an additional good or services at a price that would reflect the standalone selling price for that good or service, that option does not provide the customer with a material right even if the option can be exercised only by entering into a previous contract.
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of March 31, 2018, there were no remaining Research Services performance obligations. Prior to the adoption of ASC 606, the Company recognized Research Services as collaboration revenue as earned.
Post Contract Deliverables
Any development services provided by the Company after performance of the Development Service Obligation are not considered a contractual performance obligation under the License Agreement, since the License Agreement does not require the Company to provide any development services after completion of the Development Service Obligation. However, the collaboration’s Joint Steering Committee approved continued funding for additional development services to be provided by the Company (the “Additional Development Services”). Under the License Agreement and upon the adoption of ASC 606, the Company recognizes the reimbursements for Additional Development Services as collaboration revenue as earned.

Revenue and Expense Recognition

The Company recognized 0.2 million as collaboration revenue for the three months ended March 31, 2018, including $nil for Research Services and $0.2 million for Additional Development Services, as compared to $0.3 million of Research Services as collaboration revenue for the three months ended March 31, 2017. The Company recorded $0.8 million of reimbursement for Additional Development Services from Roche for the three months ended March 31, 2017 as an offset to R&D expenses. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $2.4 million in R&D expenses for payments made to Roche during the three months ended March 31, 2018, as compared to $1.3 million for the three months ended March 31, 2017.
Milestone Accounting

Under the License Agreement, only if the U.S. and or global options are exercised, the Company is eligible to receive milestone payments upon the achievement of development, regulatory and various first commercial sales milestones. Milestone payments are evaluated under ASC Topic 606. Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone. Accordingly, the Company estimates payments in the transaction price based on the most likely approach, which considers the single most likely amount in a range of possible amounts related to the achievement of these milestones. Additionally, milestone payments are included in the transaction price only when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods when the milestone is achieved.
The Company excludes the milestone payments and royalties in the initial transaction price calculation because such payments are considered to be variable considerations with constraint. Such milestone payments and royalties will be recognized as revenue once the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The clinical and regulatory milestones under the License Agreement after the point at which the Company could opt-out are considered to be variable considerations with constraint due to the fact that active participation in the development activities that generate the milestones is not required under the License Agreement, and the Company can opt-out of these activities. There are no refunds or claw-back provisions and the milestones are uncertain of occurrence even after the Company has opted out. Based on this determination, these milestones will be recognized when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company did not achieve any clinical and regulatory milestones under the License Agreement during the three months ended March 31, 2018 and 2017.
Celgene Collaboration Agreement
Overview

On March 20, 2018, the Company, through its wholly owned subsidiary, Prothena Biosciences Limited, entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Switzerland LLC (“Celgene”), a subsidiary of Celgene Corporation, pursuant to which Prothena granted to Celgene a right to elect in its sole discretion to exclusively license rights both in the U.S. (the “US Rights”) and on a global basis (the “Global Rights”), with respect to the Company’s programs to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target (the “Collaboration Targets”). For each such program, Celgene has an exclusive right to license clinical candidates in the U.S. at the IND filing and if exercised, would also have a right to expand the license to global rights at the completion of Phase 1. Following the exercise for global rights, Celgene would have decision making authority over all further global clinical development and commercialization. The Company is responsible for all research and development activity through completion of Phase 1 clinical studies of products in each such program, unless Celgene elects otherwise at its cost.
Under the terms of the Collaboration Agreement, Celgene is obligated to pay Prothena an upfront payment of $100.0 million, plus future potential license exercise payments and regulatory and commercial milestones for each program under the Collaboration Agreement, as well as royalties on net sales of any resulting marketed products. In connection with the Collaboration Agreement, the Company and Celgene entered into a Share Subscription Agreement on March 20, 2018, under which Celgene subscribed to 1,174,536 of the Company’s ordinary shares for a price of $42.57 per share, for a total of approximately $50.0 million.

Celgene U.S. and Global Rights and Licenses

On a program-by-program basis, following the Company’s filing of an IND application for any of the Company’s three collaboration programs to Celgene, Celgene may elect in its sole discretion to exercise its US Rights to receive an exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target in the U.S. If Celgene exercises its US Rights for a collaboration program, it is obligated to pay the Company an exercise fee of approximately $80.0 million per program. Thereafter, following Phase 1, Celgene would have decision making authority over development activities, and all regulatory, manufacturing and commercialization activities, for antibody products targeting the relevant Collaboration Target (the “Collaboration Products”) in the U.S.
On a program-by-program basis, following completion of a Phase 1 clinical trial for a collaboration program for which Celgene has previously exercised its US Rights, Celgene may elect in its sole discretion to exercise its Global Rights with respect to such collaboration program to receive a worldwide, exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target. If Celgene exercises its Global Rights, Celgene would be obligated to pay the Company an additional exercise fee of $55.0 million for such collaboration program. The Global Rights would then replace the US Rights for that collaboration program, and Celgene would have decision making authority over developing, obtaining and maintaining regulatory approval for, manufacturing and commercializing the Collaboration Products worldwide.
After Celgene's exercise of Global Rights for a collaboration program, the Company is eligible to receive up to $562.5 million in regulatory and commercial milestones per program. For obtaining either US Rights or Global Rights for such collaboration program by Celgene, the Company will also be eligible to receive tiered royalties on net sales of Collaboration Products ranging from high single digit to high teen percentages, on a weighted average basis depending on the achieving of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the Collaboration Agreement, the agreement for US Rights and the agreement for Global Rights.
Celgene will continue to pay royalties on a Collaboration Product-by-Collaboration Product and country-by-country basis, until the latest of (i) expiration of certain patents covering the Collaboration Product, (ii) expiration of all regulatory exclusivity for the Collaboration Product, and (iii) an agreed period of time after the first commercial sale of the Collaboration Product in the applicable country (the “Royalty Term”).
Term and Termination

The research term under the Collaboration Agreement continues for a period of six years, which Celgene may extend for up to two additional 12-month periods by paying an extension fee of $10.0 million per extension period. The term of the Collaboration Agreement continues until the last to occur of the following: (i) expiration of the research term; (ii) expiration of all US Rights terms; and (iii) expiration of all Global Rights terms.
The term of any US License or Global License would continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of all Royalty Terms under such agreement.
The Collaboration Agreement may be terminated (i) by either party on a program-by-program basis if the other party remains in material breach of the Collaboration Agreement following a cure period to remedy the material breach, (ii) by Celgene at will on a program-by-program basis or in its entirety, (iii) by either party, in its entirety, upon insolvency of the other party, or (iv) by Prothena, in its entirety, if Celgene challenges a patent licensed by Prothena to Celgene under the Collaboration Agreement.
Share Subscription Agreement

Pursuant to the terms of the Collaboration Agreement, the Company entered into a Share Subscription Agreement (the “SSA”) with Celgene, pursuant to which the Company issued, and Celgene subscribed for, 1,174,536 of the Company’s ordinary shares (the “Shares”) for an aggregate subscription price of approximately $50.0 million, pursuant to the terms and conditions thereof.
Under the SSA, Celgene is subject to certain transfer and standstill restrictions, including a restriction on acquiring more than 9.9% of the Company’s share capital for a specified period of time following the closing of the subscription of the Shares, or earlier upon announcement of the intent to consummate a change of control of the Company by the Company or a third party, or expiration or termination of the Collaboration Agreement. In addition, Celgene will be entitled to request the registration of the Shares with the U.S. Securities and Exchange Commission on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933, as amended (the “Securities Act”).

Collaboration Accounting

The Collaboration Agreement was evaluated under ASC 808, Collaborative Agreements. At the outset of the Collaboration Agreement, the Company concluded that it does not qualify as collaboration under ASC 808 because the Company does not share significant risks due to economics of the collaboration.
Performance Obligations

The Collaboration Agreement was evaluated under ASC 606. Per ASC 606, a performance obligation is defined as a promise to transfer a good or service or a series of distinct goods or services. At inception of the Collaboration Agreement, the Company concluded that it does not have material distinct performance obligation as the Company is not obligated to transfer the US or Global license to Celgene unless Celgene exercises its US Right or Global Right, respectively, and the Company is not obligated to perform development activities under the development plan during preclinical and Phase 1 clinical trials including the regulatory filing of the IND. The discovery, preclinical and clinical development activities performed by the Company are to be performed at the Company’s discretion and therefore are not considered distinct performance obligations under ASC 606. Per the terms of the Collaboration Agreement, the Company may conduct discovery activities to characterize, identify and generate antibodies to become collaboration candidates that target such Collaboration Target, and thereafter may pre-clinically develop collaboration candidates to identify lead candidates that target such Collaboration Target and file an IND with the U.S. Food and Drug Administration (the “FDA”) for a Phase 1 clinical trial for such lead candidates. The Company is solely responsible for any and all costs and expenses in connection with the performance, in its discretion, of any program prior to the exercise of the Global Right for such program. The Company is not obligated to perform manufacturing activities. Per the terms of the Collaboration Agreement, to the extent that the Company, at its discretion, conducts a program, the Company shall be responsible for the manufacture of collaboration candidates and collaboration products for use in such program, as well as the associated costs. Delivery of manufactured compound (clinical product supply) is not deemed a performance obligation under ASC 606 as the Company is not obligated to transfer supply of collaboration product to Celgene unless Celgene exercises its right to participate in the Phase 1 development.
Transaction Price

According to ASC 606-10-32-2, the transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Factors considered in the determination of the transaction price included, among other things, estimated selling price of the license and costs for clinical supply and development costs.
The initial transaction price under the Collaboration Agreement, pursuant to ASC 606, was $110.2 million, including the $100.0 million upfront payment and $10.2 million premium on the ordinary shares purchased under the SSA.
The Company evaluated the potential obligations to transfer the U.S. and global licenses to Celgene under ASC 606-10-55-42 and 55-43 to determine whether it gave Celgene a “material right”. According to ASC 606-10-55-43, if a customer has the option to acquire an additional good or services at a price that would reflect the standalone selling price for that good or service, that option does not provide the customer with a material right even if the option can be exercised only by entering into a previous contract. The Company concluded that Celgene’s options to exercise its US Rights or Global Rights did not represent a “material right” to Celgene that it would not have received without entering into the Collaboration Agreement. As a result, the obligations to transfer the U.S. and Global licenses to Celgene were not considered performance obligations at the outset of the Collaboration Agreement under ASC 606.
In addition, the Company did not include the option fees in the initial transaction price because such fees are variable consideration that are contingent on the options to the US Rights and the Global Rights being exercised. Upon the exercise of the US Rights and the Global Rights, the Company will have the obligation to deliver the U.S. and global licenses, respectively. The Company will include the option fees in the transaction price at a point in time when the Company can conclude that it is probable that a significant revenue reversal will not occur. In addition, the Company did not include in the initial transaction price certain clinical and regulatory milestone payments since these variable considerations are constrained due to high likelihood of a revenue reversal.

At the inception of the Collaboration Agreement, the Company did not transfer any goods or services to Celgene. Accordingly, the Company has concluded that the initial transaction price will be recognized as contract liability and will be deferred until the Company transfers control of goods or services to Celgene (which would be when Celgene exercises the US Right and receives control of the US license for at least one of the programs) or at the termination of the Collaboration Agreement, whichever occurs first. The total transaction price will be allocated to each of the Company’s performance obligations on a relative standalone selling price basis at the point that Celgene receives the license for each program.

Significant Payment Terms

The upfront payment of $100.0 million is due within ten business days after the effective date of the Collaboration Agreement, while all option fees and milestone payments are due within 30 days after the achievement of the relevant milestone by Celgene or receipt by Celgene of an invoice for such an amount from the Company.
The Collaboration Agreement does not have a significant financing component since a substantial amount of consideration promised by Celgene to the Company is variable and the amount of such variable consideration varies based upon the occurrence or nonoccurrence of future events that are not within the control of either Celgene or the Company. Variable considerations related to clinical and regulatory milestone payments and option fees are constrained due to high likelihood of a revenue reversal.

Milestone and Royalties Accounting

Under the Collaboration Agreement, the Company is eligible to receive milestone payments upon the achievement of development, regulatory and various first commercial sales milestones. Milestone payments are evaluated under ASC Topic 606. Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone. Accordingly, the Company estimates payments in the transaction price based on the most likely approach, which considers the single most likely amount in a range of possible amounts related to the achievement of these milestones. Additionally, milestone payments are included in the transaction price only when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company excluded the milestone payments and royalties in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments and royalties will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three months ended March 31, 2018.
9. Shareholders' Equity
Ordinary Shares
As of March 31, 2018, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,821,799 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2018, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2018. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
March 2017 Offering
In March 2017, the Company completed an underwritten public offering of an aggregate of 2,700,000 of its ordinary shares at a public offering price of $57.50 per ordinary share. The Company received aggregate net proceeds of approximately $150.3 million, after deducting the underwriting discount and offering costs.
Celgene Share Subscription Agreement
In connection with the Celgene Collaboration Agreement, the Company entered into a Share Subscription Agreement (the “SSA”) with Celgene, pursuant to which the Company issued, and Celgene subscribed for, 1,174,536 of the Company’s ordinary shares (the “Shares”) for an aggregate subscription price of approximately $50.0 million, of which the fair value of $39.8 million was recorded in shareholders' equity and the premium of $10.2 million was recorded as deferred revenue from Celgene.
Under the SSA, Celgene is subject to certain transfer and standstill restrictions, including a restriction on acquiring more than 9.9% of the Company’s share capital for a specified period of time following the closing of the subscription of the Shares, or earlier upon announcement of the intent to consummate a change of control of the Company by the Company or a third party, or expiration or termination of the Collaboration Agreement. In addition, Celgene will be entitled to request the registration of the Shares with the SEC on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act.
10. Share-Based Compensation
Amended and Restated 2012 Long Term Incentive Plan (“LTIP”)
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company's Board of Directors, are eligible to receive equity awards under the LTIP. The LTIP provides for the grant of stock (share) options, including incentive stock options and nonqualified stock options, stock appreciation rights (“SARS”), restricted shares, restricted share units (“RSUs”), cash or stock-based performance awards and other share-based awards to eligible individuals. Options under the LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life.
The Company granted 1,093,100 and 854,800 share options during the three months ended March 31, 2018 and 2017, respectively, under the LTIP. The Company's option awards generally vest over four years. In May 2017, the Company's shareholders approved an increase of 1,350,000 additional ordinary shares authorized for issuance under the LTIP. The aggregate number of ordinary shares authorized for issuance under the LTIP is 8,750,000 ordinary shares. As of March 31, 2018, 1,276,912 ordinary shares remained available for grant, and options to purchase 5,227,086 ordinary shares under the LTIP were outstanding with a weighted-average exercise price of approximately $37.77 per share.
Share-based Compensation Expense
The Company estimates the fair value of share-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value share-based compensation, excluding RSUs, which the Company values using the fair market value of its ordinary shares on the date of grant. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the share price on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s share price, volatility over the expected life of the awards and actual and projected employee stock option exercise behaviors. Since the Company does not have sufficient historical employee share option exercise data, the simplified method has been used to estimate the expected life of all options. The Company uses its historical volatility for the Company's stock to estimate expected volatility starting January 1, 2018. Through December 31, 2017, the expected volatility was based on a combination of historical volatility for the Company's stock and the historical volatilities of several of the Company's publicly traded comparable companies due to insufficient historical employee share option exercise data. Although the fair value of share options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer and seller market transaction.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2021 related to unvested share-based payment awards at March 31, 2018 is $77.8 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.99 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the three months ended March 31, 2018 and 2017 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$2,258	$2,308
General and administrative	4,644	3,294
Total share-based compensation expense	$6,902	$5,602
For the three months ended March 31, 2018 and 2017, the Company recognized tax benefits from share-based awards of $1.1 million and $0.9 million, respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2018 and 2017 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2018	2017
Expected volatility	67.2%	73.1%
Risk-free interest rate	2.8%	2.1%
Expected dividend yield	—%	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$20.67	$35.30
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	4,406,752	$38.93	7.60	$30,455
Granted	1,093,100	33.20
Exercised	(164,499)	26.74
Canceled	(108,267)	55.87
Outstanding at March 31, 2018	5,227,086	$37.77	8.07	$30,991
Vested and expected to vest at March 31, 2018	5,093,258	$37.64	8.03	$30,725
Vested at March 31, 2018	2,215,513	$29.37	6.68	$25,353
The total intrinsic value of options exercised was $2.1 million and $17.0 million during the three months ended March 31, 2018 and 2017, respectively, determined as of the date of exercise.
11. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $37,000 for three months ended March 31, 2018, as compared to an income tax benefit of $1.7 million for the three months ended March 31, 2017. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. Further, excess benefits of stock compensation have been recorded as a benefit to the tax provision for all periods presented. For the three months ended March 31, 2018 and 2017, the Company recorded a net tax shortfall of $0.3 million and excess tax benefits of $1.9 million, respectively, which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company's income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law. It contains many significant changes to the U.S. income tax laws. The TCJA is effective in the first quarter of 2018 and, among other things, lowers the Company’s U.S. federal income tax rate from 34% to 21%. Accordingly, for the year ended December 31, 2017, the Company has recorded a provisional tax benefit of $0.4 million related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of March 31, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017.

As of March 31, 2018, the Company has not completed its accounting for the tax effects of the TCJA, but recorded a provisional net tax benefit based on the Company's best estimates. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the TCJA and are subject to revision as the Company receives and interprets any additional clarification and implementation guidance issued by the U.S. Treasury Department, IRS and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company anticipates its accounting for the tax effects of the TCJA will be completed in 2018.
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
  No provision for income tax in Ireland has been recognized on undistributed earnings of the Company's U.S. and Swiss subsidiaries because the Company considers such earnings to be indefinitely reinvested.
12. Subsequent Events

In April 2018, in connection with the Collaboration Agreement with Celgene as discussed in Note 8 “Significant Agreements”, the Company received the $100.0 million upfront payment from Celgene.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our objective to fundamentally change the course of progressive, life-threatening diseases; our goal of advancing a pipeline of antibody therapeutic candidates for a number of potential indications and novel targets; the design, proposed mechanism of action and potential therapeutic benefits of PRX004; the design and objectives of our Phase 1 study for PRX004; the capabilities of our proprietary mis-TTR assay and our intention to use it in the Phase 1 study of PRX004; the possibility of future studies of PRX004; amounts we might receive under our collaboration with Celgene; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; our estimates of certain future contractual obligations; and our plan and timing to develop a reorganization plan and provide an update on that plan and financial guidance for 2018. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Part II Item 1A - Risk Factors of this Form 10-Q.

•	our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop, manufacture and commercialize products;

•	our collaborations with third parties, including Roche and Celgene;

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of our ordinary share price;

•	business disruptions; and

•	the other risks and uncertainties described in Item 1A - Risk Factors of this Form 10-K.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Condensed Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2018 (the “2017 Form 10-K”).

Overview

Prothena Corporation plc is a global clinical-stage biotechnology company focused on the discovery and development of novel therapies in the neuroscience and orphan disease categories. Fueled by its deep scientific understanding built over decades of research in protein misfolding, Prothena seeks to fundamentally change the course of progressive, life-threatening diseases associated with this biology.

We are advancing a pipeline of antibody therapeutic candidates for a number of potential indications and novel targets including Parkinson’s disease and other related synucleinopathies (PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau and Aβ for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia).

We were formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Recent Developments
NEOD001
In April 2018, we announced that we were discontinuing development of NEOD001, an investigational monoclonal antibody that was being evaluated for the treatment of AL amyloidosis. The decision was based on results from the Phase 2b PRONTO study and a futility analysis of the Phase 3 VITAL study. Based on the results from the Phase 2b PRONTO study, which did not meet its primary or secondary endpoints, we asked the independent data monitoring committee (the "DMC") of the Phase 3 VITAL study to review a futility analysis of the ongoing VITAL study. The DMC recommended discontinuation of the VITAL study for futility. We therefore decided to discontinue all development of NEOD001, including the VITAL study as well as the open label extension studies.

PRX004 for the Potential Treatment of ATTR Amyloidosis

PRX004 is an investigational monoclonal antibody that targets pathogenic, misfolded forms of TTR protein for the potential treatment of ATTR amyloidosis.

In March 2018, at the 16th International Symposium on Amyloidosis (ISA), we presented research relating to PRX004 for the potential treatment of ATTR amyloidosis, including a proprietary mis-TTR assay developed to measure the misfolded forms of transthyretin (TTR) protein present in plasma of patients with hereditary ATTR amyloidosis, as well as preclinical research demonstrating that conformation-specific antibodies target misfolded TTR and immune mediated clearance of amyloid through phagocytosis.

In May 2018, we announced first-in-human dosing in a Phase 1 clinical study of PRX04 in patients with ATTR amyloidosis. PRX004 is an investigational antibody designed to target and clear the pathogenic, misfolded forms of the TTR protein found in ATTR amyloidosis without affecting the native, or normal tetrameric form of the protein. The Phase 1 study will evaluate PRX004 in patients with ATTR amyloidosis to inform possible future studies and will include the use of our propriety mis-TTR assay as a pharmacodynamic measure of the levels of misfolded TTR species in plasma across multiple hereditary TTR mutations.

Discovery

We are advancing a discovery pipeline of novel investigational programs against targets such as tau, Aβ (Amyloid beta) and TDP-43.

In March 2018, we entered into a global neuroscience research and development collaboration with Celgene Switzerland LLC (a wholly owned subsidiary of Celgene Corporation) to develop new therapies for a broad range of neurodegenerative diseases. The collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, inducing tau, TDP-43 and an undisclosed target. We received a $100 million upfront payment and a $50 million equity investment by Celgene, and are eligible to receive future potential exercise payments and regulatory and commercial milestones for each licensed program. We are also eligible to receive additional royalties on net sales of any resulting marketed products.

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

Except for the accounting policies for revenue recognition that was updated as a result of adopting ASC 606, there were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K.
Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2018 , as compared to the recent accounting pronouncements described in our 2017 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		Percentage Change
	2018	2017
	(Dollars in thousands)
Collaboration revenue	$227	$259	(12)%
Total revenue	$227	$259	(12)%

Total revenue was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche, which became effective January 2014. See Note 8 to the Condensed Consolidated Financial Statements regarding “Roche License Agreement” for more information.

Collaboration revenue for the three months ended March 31, 2018 and 2017 consisted of reimbursement for development and research services of $0.2 million and $0.3 million, respectively.
Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2018	2017
	(Dollars in thousands)
Research and development	$34,706	$25,698	35%
General and administrative	14,229	10,832	31%
Total operating expenses	$48,935	$36,530	34%
Total operating expenses consist of research and development ("R&D") expenses and general and administrative ("G&A") expenses. Our operating expenses for the three months ended March 31, 2018 and 2017 were $48.9 million and $36.5 million, respectively.
With the recent discontinuation of the NEOD001 program, we are assessing our resources relative to our current pipeline and are developing a reorganization plan. We expect to provide an update during the second quarter on reorganization plans and financial guidance for 2018.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with nonclinical activities and drug development related to our drug programs, including NEOD001, PRX002/RG7935, PRX004 and our discovery programs. Pursuant to our License Agreement with Roche, we make payments to Roche for our share of the development expenses incurred by Roche related to PRX002/RG7935 program, which is included in our R&D expense. Prior to January 1, 2018, we recorded reimbursements from Roche for development as an offset to R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expenses increased by $9.0 million, or 35%, for the three months ended March 31, 2018 as compared to the same periods in the prior year. The increase for the three months ended March 31, 2018, compared to the same period in the prior year, was primarily due to higher consulting expenses, higher personnel costs (including share-based compensation expenses), higher expense associated with PRX002/RG7935 and to a lesser extent higher clinical trial costs associated primarily with the NEOD001 program, which were partially offset by a decrease in external expenses related to product manufacturing.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002/RG7935 and PRX003) and other R&D expenses for the three months ended March 31, 2018 and 2017, and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2018	2017
NEOD001 (1)	$25,596	$18,220	$277,804
PRX002/RG7935(2)	2,607	1,978	53,355
PRX003 (3)	194	2,615	58,868
Other R&D (4)	6,309	2,885
	$34,706	$25,698

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)
Cumulative R&D costs to date for PRX002/RG7935 and related antibodies include the costs incurred from the date when the program has been separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002/RG7935 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002/RG7935 programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three months ended March 31, 2018, $0.2 million of reimbursements from Roche for development services was recorded as part of collaboration revenue as a result of the adoption of new revenue standard. For the three months ended March 31, 2017, $0.8 million of reimbursements from Roche for development services was recorded as an offset to R&D expenses.

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

General and Administrative Expenses
Our G&A expenses increase by $3.4 million, or 31% three months ended March 31, 2018 as compared to the same periods in the prior year. The increase for the three months ended March 31, 2018, compared to the same period in the prior year, was primarily due to higher personnel costs, and to a lesser extent higher legal fees.

Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2018	2017
	(Dollars in thousands)
Interest income	$1,108	$552	101%
Interest expense	(908)	(916)	(1)%
Interest income (expense), net	200	(364)	(155)%
Other expense	(272)	(410)	(34)%
Total Other Expense, net	$(72)	$(774)	(91)%
Interest income (expense), net increased by $0.6 million, or 155%, for the three months ended March 31, 2018 compared to the same period in the prior year. The increase for the three months ended March 31, 2018, compared to the same period in the prior year, was primarily due to higher interest income associated with higher balances in our cash and money market accounts.
Other expense, net for the three months ended March 31, 2018 and 2017 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Benefit from Income Taxes

	Three Months Ended March 31,		Percentage Change
	2018	2017
	(Dollars in thousands)
Benefit from income taxes	$(37)	$(1,661)	(98)%

The benefit from income taxes for the three months ended March 31, 2018 and 2017 were $37,000 and $1.7 million, respectively. The benefit from income taxes decreased by $1.6 million for the three months ended March 31, 2018, compared to the same period in the prior year, primarily due to lower excess tax benefits in the three months ended March 31, 2018.
For the three months ended March 31, 2018 and 2017, we recorded a tax shortfall of $0.3 million and excess tax benefit of $1.9 million, respectively, as part of our income tax provision related to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of stock options.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company and also include Swiss taxes associated with intercompany services that our Swiss subsidiary performed for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the U.S. The TCJA significantly changed existing U.S. tax law and includes numerous provisions that will affect our business going forward, including changes to the U.S. federal statutory tax rate, the repeal of alternative minimum tax, and additional limits on the deductibility of executive compensation, among other things. The TCJA reduces the U.S. federal statutory tax rate from 34% to 21% effective January 1, 2018. Accordingly, for the year ended December 31, 2017, we have recorded a provision tax benefit of $0.4 million related to the remeasurement of our U.S. deferred tax assets to reflect the lower statutory tax rate. As of March 31, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017.
As of March 31, 2018, we have not completed our accounting for the tax effects of the TCJA, and have recorded provisional net tax benefit based on our best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the TCJA and are subject to revision as we receive and interpret any additional clarification and implementation guidance issued by the U.S. Treasury Department, Internal Revenue Service (the “IRS”) and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We anticipate our accounting for the tax effects of the TCJA will be completed in 2018.

Liquidity and Capital Resources
Overview

	March 31,	December 31,
	2018	2017
Working capital	$501,598	$388,956
Cash and cash equivalents	429,039	417,620
Total assets	606,647	496,329
Total liabilities	197,142	89,140
Total shareholders’ equity	409,505	407,189
Working capital was $501.6 million as of March 31, 2018, an increase of $112.6 million from working capital of $389.0 million as of December 31, 2017. This increase in working capital during the three months ended March 31, 2018 was primarily due to $100.0 million receivable associated with the upfront payment from the Celgene Collaboration Agreement, and to a lesser extent a higher net cash and cash equivalents balance resulting from the proceeds of $50.0 million from our share subscription agreement with Celgene, which were partially offset by use of $48.9 million for operating expenses (adjusted to exclude non-cash charges).
As of March 31, 2018, we had $429.0 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates and preparation for commercialization. As of March 31, 2018, $71.2 million of our outstanding cash and cash equivalents related to U.S. operations that are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates. Our future capital requirements will depend on numerous factors, including, without limitation, the timing of initiation, progress, results and costs of our clinical trials; the results of our research and nonclinical studies; the costs of clinical manufacturing and of establishing commercial manufacturing arrangements; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; the costs and timing of capital asset purchases; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under current and potential future collaborations; and the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates. Pursuant to the License Agreement with Roche, in the U.S., we and Roche share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for PRX002/RG7935 in the Parkinson’s disease indication, as well as any other Licensed Products and/or indications for which we opt in to co-develop and co-fund. Pursuant to the Collaboration Agreement with Celgene the Company is eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products payments. In order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
Cash Flows for the Three Months Ended March 31, 2018 and 2017
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(31,584)	$(37,842)
Net cash used in investing activities	(181)	(2,399)
Net cash provided by financing activities	43,184	159,868
Net increase in cash and cash equivalents and restricted cash	$11,419	$119,627
Cash Used in Operating Activities
Net cash used in operating activities was $31.6 million for the three months ended March 31, 2018, primarily due to use of $48.9 million for operating expenses (adjusted to exclude non-cash charges), an increase in receivable from Celgene and a decrease in accounts payable and accrued liabilities, which were partially offset by an increase in deferred revenue.
Net cash used in operating activities was $37.8 million for the three months ended March 31, 2017, primarily due to use of $36.5 million for operating expenses (adjusted to exclude non-cash charges), an increase in prepaid expenses and other current assets and a decrease in accounts payable.
Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities for the three months ended March 31, 2018 and 2017 primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $43.2 million for the three months ended March 31, 2018, primarily from the $39.8 million proceeds from Celgene's subscription of ordinary shares at market value, and to a lesser extent, from the $4.4 million proceeds from issuances of ordinary shares upon exercises of stock options.
Net cash provided by financing activities was $159.9 million for the three months ended March 31, 2017, primarily from the net proceeds from our March 2017 public offering and $9.9 million from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At March 31, 2018, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2018 consisted of minimum cash payments under a build-to-suit lease obligation of $34.7 million, operating leases of $2.0 million, purchase obligations of $43.4 million (of which $7.5 million is included in accrued current liabilities) and contractual obligations under license agreements of $1.7 million (of which $0.4 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In August 2015, we entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, we are obligated to make lease payments totaling approximately €2.0 million, or $2.5 million as converted using an exchange rate as of March 31, 2018, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.9 million remains outstanding as of March 31, 2018.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $34.7 million remains outstanding as of March 31, 2018.

In 2017, we entered into noncancelable operating subleases to lease office space in Zug, Switzerland. The lease terms expire in June 2018 and August 2018. We are obligated to make lease payments of approximately CHF 56,000, or $59,000 as of March 31, 2018, converted using an exchange rate as of March 31, 2018.
The following is a summary of our contractual obligations as of the filing date (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases (1)	$1,951	$251	$255	$255	$255	$255	$680
Minimum cash payments under build-to-suit lease obligation (1)	34,664	3,832	5,803	5,979	6,165	6,350	6,535
Purchase obligations	20,312	10,702	9,610	—	—	—	—
Contractual obligations under license agreements (2)	1,725	435	230	100	100	85	775
Total	$58,652	$15,220	$15,898	$6,334	$6,520	$6,690	$7,990

(1) See Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $0.3 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively. If we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Celgene as of March 31, 2018 relates to the upfront payment under the Collaboration Agreement. Celgene is wholly owned by Celgene Switzerland SA, a tax resident of Switzerland. Our receivable from Roche as of March 31, 2018 and December 31, 2017 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2017 (filed with the SEC on February 26, 2018) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $153.2 million, $160.1 million and $80.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
support the Phase 2 clinical trial for PRX002/RG7935 being conducted by Roche, conduct our Phase 1 clinical trial for PRX004 and possibly initiate additional clinical trials for these and other programs;

•	develop and commercialize our product candidates, including PRX002/RG7935 and PRX004;

•	undertake nonclinical development of other product candidates and initiate clinical trials, if supported by nonclinical data; and

•	pursue our early stage research and seek to identify additional drug candidates and potentially acquire rights from third parties to drug candidates through licenses, acquisitions or other means.
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
As of March 31, 2018, we had cash and cash equivalents of $429.0 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•	the timing of initiation, progress, results and costs of our clinical trials, including the Phase 2 clinical trial for PRX002/RG7935 and our Phase 1 clinical trial for PRX004;

•	the timing, initiation, progress, results and costs of these and our other research, development and commercialization activities;

•	the results of our research and nonclinical studies;

•	the costs of manufacturing our drug candidates for clinical development as well as for future commercialization needs;

•	the costs of preparing for commercialization of our drug candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our ability to establish research collaborations, strategic collaborations, licensing or other arrangements;

•	the timing, receipt and amount of any payments or royalties that we might receive under current or potential future collaborations;

•	the costs to satisfy our obligations under current and potential future collaborations; and

•	the timing, receipt and amount of revenues or royalties, if any, from any approved drug candidates.
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
We may be adversely affected by earthquakes or other natural disasters.
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
Although we have an ongoing Phase 2 clinical trial for PRX002/RG7935 and an ongoing Phase 1 clinical trial for PRX004, there is no assurance that this work will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials that the drug candidate is safe and effective for use for that target indication. In the U.S., this must be done to the satisfaction of the U.S. Food and Drug Administration (the “FDA”); in the EU this must be done to the satisfaction of the EMA; and in other countries this must be done to the satisfaction of comparable regulatory authorities.
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
We have entered into collaborations and may enter into additional collaborations in the future, and we might not realize the anticipated benefits of such collaborations.
Research, development and/or commercialization collaborations, including those that we have with Roche and Celgene, are subject to numerous risks, which include the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration, and might not commit sufficient efforts and resources or might misapply those efforts and resources;

•
we may have limited influence or control over the approaches to development and commercialization of products candidates in the territories in which our collaboration partners lead development and commercialization;

•
collaborators might not pursue research, development and commercialization of collaboration product candidates or might elect not to continue or renew research, development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competing products, availability of funding or other factors, such as a business combination that diverts resources or creates competing priorities;

•
collaborators might delay, provide insufficient resources to, or modify or stop clinical trials for collaboration product candidates or require a new formulation of a product candidate for clinical testing;

•
collaborators could develop or acquire products outside of the collaboration that compete directly or indirectly with our product candidates or require a new formulation of a product candidate for clinical testing;

•
collaborators with sales, marketing and distribution rights to one or more product candidates might not commit sufficient resources to sales, marketing and distribution or might otherwise fail to successfully commercialize those product candidates;

•
collaborators might not properly maintain or defend our intellectual property rights or might use our intellectual property improperly or in a way that jeopardizes our intellectual property or exposes us to potential liability;

•
collaboration activities might result in the collaborator having intellectual property covering our activities or product candidates, which could limit our rights or ability to research, develop or commercialize our product candidates;

•	disputes might arise between us and a collaborator that could cause a delay or termination of the collaboration or result in costly litigation that diverts management attention and resources; and

•	collaborations might be terminated, which could result in a need for additional capital to pursue further development or commercialization of our product candidates.
In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Celgene made a $100 million upfront payment to us and made a $50 million equity investment in us upon entering into the Collaboration Agreement, we might need additional funding to advance product candidates prior to when Celgene decides whether to exercise its license rights to those product candidates.
If a collaborator terminates a collaboration or a development program under a collaboration, including by failing to exercise a license or other option under the collaboration, whether because we fail to meet a milestone or otherwise, any potential revenue from the collaboration would be significantly reduced or eliminated. In addition, we will likely need to either secure other funding to advance research, development and/or commercialization of the relevant product candidate or abandon that program, the development of the relevant product candidate could be significantly delayed, and our cash expenditures could increase significantly if we are to continue research, development and commercialization of the relevant product candidates.
Any one or more of these risks, if realized, could reduce or eliminate future revenue from product candidates under our collaborations, and could have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

If clinical trials of our drug candidates are prolonged, delayed, suspended or terminated, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.
We cannot predict whether we will encounter problems with the Phase 2 clinical trial for PRX002/RG7935, our Phase 1 clinical trial for PRX004 or any other future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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

•	slower than expected rates of events in trials with a composite primary endpoint that is event-based;

•	serious and unexpected drug-related side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors and collaborators to meet their contractual obligations to us or otherwise meet their development or other objectives in a timely manner.
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
For any other products that may be approved, if we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.
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

We are subject to healthcare and other laws and regulations, including anti-bribery, anti-kickback, fraud and abuse, false claims, physician payment transparency and health information privacy and security laws and regulations, which could expose us to criminal, civil and/or administrative sanctions and penalties, exclusion from governmental healthcare programs or reimbursements, contractual damages and reputational harm.
Our operations and activities are directly, or indirectly through our service providers and collaborators, subject to numerous healthcare and other laws and regulations, including, without limitation, those relating to anti-bribery, anti-kickback, fraud and abuse, false claims, physician payment transparency and health information privacy and security, in the U.S., the EU and other countries and jurisdictions in which we conduct our business. These laws include:

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
Ensuring our compliance with applicable healthcare and other laws and regulations involves substantial costs, and it is possible that governmental authorities or third parties will assert that our business practices fail to comply with these laws and regulations. If our operations are found to be in violation of any of such laws and regulations, we may be subject to significant civil, criminal and administrative damages, penalties and fines, as well exclusion from participation in government healthcare programs, curtailment or restructuring of our operations and reputational harm, any of which could have a material adverse effect on our business, financial condition or results of operations.

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
We do not have the ability to independently conduct clinical trials for our drug candidates, and we rely on third parties, such as consultants, contract research organizations, medical institutions and clinical investigators, to assist us with these activities. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Although we have and will enter into agreements with these third parties, we will be responsible for confirming that our clinical trials are conducted in accordance with their general investigational plans and protocols. Moreover, the FDA, the EMA and other comparable regulatory authorities require us to comply with regulations and standards, commonly referred to as cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or other comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
Roche, with whom we are collaborating on development of PRX002/RG7935, is manufacturing clinical supplies for the Phase 2 clinical trial for PRX002/RG7935 and is expected to do so for any subsequent clinical trials of PRX002/RG7935. We are dependent on Roche to continue to manufacture these clinical supplies.
Rentschler Biotechnologie GmbH (“Rentschler”) is our third-party manufacturer of clinical supplies of our drug candidate PRX004. We are dependent on Rentschler to manufacture these clinical supplies in order to continue our Phase 1 and initiate any other clinical trials for PRX004.
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
We may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future clinical trials;

•	our collaborations with third parties, including with Roche and Celgene;

•	failure or delays in advancing our nonclinical drug candidates or other drug candidates we may develop in the future into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us;

•	changes in tax laws or regulations applicable to our business or the interpretations of those tax laws and regulations by taxing authorities; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2018, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 5,227,086.
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
Significant potential adverse U.S. federal income tax implications generally apply to U.S. investors owning shares of a passive foreign investment company (“PFIC”), directly or indirectly. In general, we would be a PFIC for a taxable year if either (i) 75% or more of our income constitutes passive income (the “income test”), or (ii) 50% or more of our assets produce passive income (the “asset test”). Changes in the composition of our active or passive income, passive assets or fair market value may cause us to become a PFIC. A separate determination must be made each taxable year as to whether we are a PFIC (after the close of each taxable year).
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
We are subject to the Irish Takeover Panel Act, 1997, Takeover Rules, 2013. Under those Irish Takeover Rules, our Board is not permitted to take any action that might frustrate an offer for our ordinary shares once our Board has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of ordinary shares, options or convertible securities, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business, or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our Board has reason to believe an offer is or may be imminent. These provisions may give our Board less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the U.S.
Irish law requires that our shareholders renew every five years the authority of our Board of Directors to issue shares and to do so for cash without applying the statutory pre-emption right, and if our shareholders do not renew these authorizations by

May 17, 2022 (or any renewal is subject to limitations), our ability to raise additional capital to fund our operations would be limited.
As an Irish incorporated company, we are governed by the Companies Act. The Companies Act requires that every five years our shareholders renew the separate authorities of our Board to (a) allot and issue shares, and (b) opt out of the statutory pre-emption right that otherwise applies to share issuances for cash (which pre-emption right would require that shares issued for cash be offered to our existing shareholders on a pro rata basis before the shares may be issued to new shareholders). Our Constitution currently authorizes our Board to issue ordinary shares up to the amount of our authorized share capital, and to opt out of the statutory pre-emption right for such issuances, and our shareholders renewed those authorizations at our shareholders' annual general meeting held on May 17, 2017. Under Irish law, these authorizations will expire on May 17, 2022, five years after our shareholders last renewed these authorizations. Irish law requires that our shareholders renew the authority for our Board to issue ordinary shares by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Irish law requires that our shareholders renew the authority of our Board to opt out of the statutory pre-emption right in share issuances for cash by a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. If these authorizations are not renewed before May 17, 2022, or are renewed with limitations, our Board would be limited in its ability to issue shares, which would limit our ability to raise additional capital to fund our operations, including the research, development and potential commercialization of our product candidates.
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

Dated:	May 8, 2018	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1(a)†	License Agreement, dated as of November 4, 2013, between The Regents of the University of California and Neotope Biosciences Limited					X

10.1(b)†
License Agreement Amendment Number One, dated as of January 15, 2014, to License Agreement dated as of November 4, 2013, between The Regents of the University of California and Neotope Biosciences Limited
X

10.2†	Exclusive License Agreement, dated as of July 25, 2016, between University Health Network and Prothena Biosciences Limited					X

10.3†	Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC					X

10.4	Share Subscription Agreement, dated as of March 20, 2018, between Celgene Switzerland LLC and Prothena Corporation plc					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________

#	Indicates management contract or compensatory plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

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