Form 10-Q
period 2018-06-30
Prothena Corp plc
filed 2018-08-07
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding as of July 20, 2018 was 39,836,836.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$486,212	$417,620
Receivable from Roche	8	240
Prepaid expenses and other current assets	7,817	8,467
Total current assets	494,037	426,327
Non-current assets:
Property and equipment, net	53,398	54,990
Deferred tax assets	11,307	8,113
Restricted cash	4,056	4,056
Other non-current assets	502	2,843
Total non-current assets	69,263	70,002
Total assets	$563,300	$496,329
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,052	$13,633
Accrued research and development	10,160	13,509
Income taxes payable, current	946	311
Build-to-suit lease obligation, current	1,474	733
Restructuring liability	18,396	—
Other current liabilities	5,104	9,185
Total current liabilities	46,132	37,371
Non-current liabilities:
Deferred revenue	110,242	—
Deferred rent	229	254
Build-to-suit lease obligation, non-current	50,691	51,515
Total non-current liabilities	161,162	51,769
Total liabilities	207,294	89,140
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2018 and December 31, 2017
Issued and outstanding shares — none at June 30, 2018 and December 31, 2017
Ordinary shares, $0.01 par value:	398	385
Authorized shares — 100,000,000 at June 30, 2018 and December 31, 2017
Issued and outstanding shares — 39,831,836 and 38,482,764 at June 30, 2018 and December 31, 2017, respectively
Additional paid-in capital	906,583	849,154
Accumulated deficit	(550,975)	(442,350)
Total shareholders’ equity	356,006	407,189
Total liabilities and shareholders’ equity	$563,300	$496,329
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$279	$26,812	$506	$27,071
Total revenue	279	26,812	506	27,071
Operating expenses:
Research and development	31,452	34,032	66,158	59,730
General and administrative	10,992	10,912	25,221	21,744
Restructuring costs	20,904	—	20,904	—
Total operating expenses	63,348	44,944	112,283	81,474
Loss from operations	(63,069)	(18,132)	(111,777)	(54,403)
Other income (expense):
Interest income (expense), net	831	18	1,031	(346)
Other income (expense), net	410	(874)	138	(1,284)
Total other income (expense), net	1,241	(856)	1,169	(1,630)
Loss before income taxes	(61,828)	(18,988)	(110,608)	(56,033)
Benefit from income taxes	(1,946)	(1,287)	(1,983)	(2,948)
Net loss	$(59,882)	$(17,701)	$(108,625)	$(53,085)
Basic and diluted net loss per share	$(1.50)	$(0.46)	$(2.77)	$(1.44)
Shares used to compute basic and diluted net loss per share	39,824	38,073	39,257	36,922
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(108,625)	$(53,085)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,596	1,518
Share-based compensation	13,211	12,255
Restructuring share-based compensation	2,512	—
Deferred income taxes	(1,198)	157
Interest expense under build-to-suit lease obligation	1,825	1,830
Gain from early lease retirement	—	(2,096)
Loss (gain) from disposal of fixed assets	101	(5)
Changes in operating assets and liabilities:
Accounts receivable	232	(30,062)
Prepaid and other assets	2,991	(8,744)
Deferred revenue	110,242	—
Accounts payable, accruals and other liabilities	(12,222)	4,311
Restructuring liability	15,884	—
Net cash provided by (used in) operating activities	26,549	(73,921)
Investing activities
Purchases of property and equipment	(280)	(2,712)
Proceeds from disposal of fixed assets	—	105
Net cash used in investing activities	(280)	(2,607)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	150,323
Proceeds from subscription of ordinary shares	39,758	—
Proceeds from issuance of ordinary shares upon exercise of stock options	4,473	12,013
Reduction of build-to-suit lease obligation	(1,908)	(1,002)
Net cash provided by financing activities	42,323	161,334
Net increase in cash, cash equivalents and restricted cash	68,592	84,806
Cash, cash equivalents and restricted cash, beginning of the year	421,676	390,979
Cash, cash equivalents and restricted cash, end of the period	$490,268	$475,785

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$576	$691

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$393
Offering costs included in accounts payable and accrued liabilities	$—	$31
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$486,212	$471,729
Restricted cash	4,056	4,056
Total Cash, cash equivalents and restricted cash, end of the period	$490,268	$475,785

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by a deep scientific understanding built over decades of neuroscience research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab, or PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau and Aβ (Beta amyloid) for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders, and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia).
The Company was formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company’s ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of June 30, 2018, the Company had an accumulated deficit of $551.0 million and cash and cash equivalents of $486.2 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2018 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Celgene, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2018, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the 2017 Form 10-K, with the exception of those noted below.
Restructuring Charges, Net
The Company recognizes restructuring charges related to its reorganization plan. In connection with these activities, the Company records restructuring charges for contractual employee termination benefits, one-time employee termination benefits and contract termination costs. The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value.
The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reorganization plan. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.
At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans. See Note 11 “Restructuring” for additional information regarding restructuring charges.

Recently Adopted Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which is largely codified in Accounting Standards Codification Topic 606 (ASC 606). ASC 606 supersedes the revenue recognition requirement in ASC 605, Revenue Recognition, and supersedes nearly all existing revenue recognition guidance under GAAP. To date, the Company has derived its revenue from a license and collaboration agreement and a service agreement. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. As of January 1, 2018, the Company did not record any changes to the opening balance of the accumulated deficit since the cumulative effect of applying the new revenue standard was the same as applying ASC 605. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605. Upon adoption of the new revenue standard, the Company has provided additional revenue-related disclosures in its notes to the Consolidated Financial Statements which commenced in the three months ended March 31, 2018.

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

Royalty Revenue

The Company will recognize revenue from royalties based on licensees' sales of the Company's products or products using the Company's technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and that a significant revenue reversal will not occur in future periods. There were no royalties earned during the six months ended June 30, 2018 and 2017, respectively.

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

Incremental Costs to Obtain or Fulfill a Contract

For costs to obtain a contract, the Company will capitalize such amounts if they are incremental and expected to be recovered. Sales commissions directly related to obtaining new contracts will be capitalized unless the amortization period is one year or less, at which these costs will be recorded within selling and general administrative expenses. As of June 30, 2018, the Company does not have such costs capitalized in its unaudited condensed consolidated balance sheet.

Share-based Compensation
To determine the fair value of share-based payment awards, the Company uses the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures. If actual forfeitures differ from estimates at the time of grant they will be revised in subsequent periods. Beginning in 2018, the Company uses its historical volatility for the Company's stock to estimate expected volatility. Through December 31, 2017, the expected volatility was based on a combination of historical volatility for the Company's stock and the historical volatilities of several of the Company's publicly traded comparable companies. If factors change and different assumptions are employed in determining the fair value of share-based awards, the share-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period (see Note 10 for further information).
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
The receivable from Roche as of June 30, 2018 and December 31, 2017 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
As of June 30, 2018, $52.8 million of the Company's long-lived assets were held in the U.S. and $0.6 million were in Ireland. As of December 31, 2017, $54.4 million of the Company's long-lived assets were held in the U.S. and $0.6 million were in Ireland.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02 Topic 842, Leases (ASC 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASC 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. The FASB approved an amendment to ASC 842 in March 2018 permitting a company to use the effective date as the date of initial application on transition. Note 7, “Commitments and Contingencies” provides details on the Company's current lease arrangements. The Company continues to evaluate the provisions of ASC 842 to determine the impact the adoption will have on its consolidated financial statements; however, the Company expects to use the new transition method which will result in the effective date being the date of initial application, which is expected to be January 1, 2019. The company anticipates recognition of additional assets and corresponding liabilities related to leases on its consolidated balance sheets. Additionally, the Company expects to derecognize its build-to-suit asset and liabilities upon adoption pending its final evaluation.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (the “TCJA”), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. In doing so, the SEC staff acknowledged the challenges companies may face in accounting for the effects of the Act by their financial reporting deadlines and said the guidance is intended to help companies provide investors with timely, decision-useful information. The TCJA was effective in the first quarter of 2018 and, among other things, lowered the Company’s U.S. federal income tax rate from 34% to 21%. Accordingly, the Company recorded a provisional tax benefit of $0.4 million as of December 31, 2017 related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of June 30, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017. As of June 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA, and recorded a provisional net tax benefit based on the Company's best estimates. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the TCJA and are subject to revision as the Company receives and interprets any additional clarification and implementation guidance issued by the U.S. Treasury Department, Internal Revenue Service (the “IRS”), and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company anticipates its accounting for the tax effects of the TCJA will be completed in 2018.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $361.5 million and $319.7 million in money market funds included in cash and cash equivalents at June 30, 2018 and December 31, 2017, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Machinery and equipment	$9,084	$9,078
Leasehold improvements	579	579
Purchased computer software	1,299	1,316
Build-to-suit property	51,760	51,760
	62,722	62,733
Less: accumulated depreciation and amortization	(9,324)	(7,743)
Property and equipment, net	$53,398	$54,990
Depreciation expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively, compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll and related expenses	$3,914	$7,342
Professional services	641	438
Deferred rent	49	49
Other	500	1,356
Other current liabilities	$5,104	$9,185

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2018 and 2017, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(59,882)	$(17,701)	$(108,625)	$(53,085)
Denominator:
Weighted-average ordinary shares outstanding	39,824	38,073	39,257	36,922
Net loss per share:
Basic and diluted net loss per share	$(1.50)	$(0.46)	$(2.77)	$(1.44)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options to purchase ordinary shares	7,719	4,608	7,719	4,608

6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Expected future lease payments under the build-to-suit lease as of June 30, 2018 are included in Note 7, “Commitments and Contingencies.”

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the building during the construction period and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2018. The Company has also recognized structural and non-structural tenant improvements totaling $15.3 million as of June 30, 2018 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. The Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. In addition, for the three and six months ended June 30, 2018 the Company recorded rent expense associated with the ground lease of $0.1 million and $0.2 million, respectively, in its Condensed Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $0.9 million and $1.8 million for the three and six months ended June 30, 2018 , respectively, which was recognized within the Condensed Consolidated Statement of Operations.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. The build-to-suit lease property remains on the Company’s Consolidated Balance Sheets as of June 30, 2018 at its historical cost of $51.8 million and is being depreciated over its estimated useful life. As of June 30, 2018, the total amount of the build-to-suit lease obligation was $52.2 million, of which $1.5 million and $50.7 million were classified as current and non-current liability, respectively, on the Company's Condensed Consolidated Balance Sheets. The Company expects to derecognize the build-to-suit lease property and financing lease obligation at the end of the lease term.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of June 30, 2018, none of the standby letter of credit amount has been used.

7. Commitments and Contingencies
Lease Commitments
The Company recognizes rent expense for its operating leases on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

Dublin
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dún Laoghaire, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.4 million as converted using an exchange rate as of June 30, 2018, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.8 million remains outstanding as of June 30, 2018.

Future minimum payments under the above-described noncancelable operating leases as of June 30, 2018 are as follows (in thousands):

Year Ended December 31,	Operating Lease
2018 (6 months)	$141
2019	242
2020	242
2021	242
2022	242
Thereafter	644
Total	$1,753

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease of the Current SSF Facility which expires in December 31, 2023. The Company is considered the “accounting owner” of the Current SSF Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6, “Build-To-Suit Lease.” Future minimum payments under build-to-suit lease obligation as of June 30, 2018 are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation
2018 (6 months)	$2,749
2019	5,803
2020	5,979
2021	6,165
2022	6,350
Thereafter	6,535
Total	$33,581
Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2018 and December 31, 2017.

Other Commitments
In April 2018, the Company decided to discontinue all development of NEOD001. The commitments table below includes the obligations under the Company’s restructuring plan following the discontinuation of the NEOD001 program, including exit fees resulting from the cancellation of various contracts associated with the NEOD001 program.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2018, the Company had non-cancelable purchase commitments to suppliers for $5.9 million of which $4.6 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.6 million of which $0.2 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Purchase Obligations	$5,946	$5,946	$—	$—	$—	$—	$—
Contractual obligations under license agreements (1)	1,595	215	235	105	105	90	845
Obligations under restructuring plan	16,574	6,510	5,508	4,556	—	—	—
Total	$24,115	$12,671	$5,743	$4,661	$105	$90	$845

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company’s License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
Legal Proceedings
On May 17, 2018, a purported class action lawsuit entitled Arkansas Teacher Retirement System v. Prothena Corporation plc, et al., Civil Action No. 18-cv-2865-WHA, was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers; the plaintiff voluntarily dismissed that case on July 10, 2018. On July 5, 2018, another purported class action lawsuit, entitled Michael Ramezani v. Prothena Corporation plc, et al., Civil Action No. 3:18-cv-04035-WHA, was filed in the same court against the same parties; the plaintiff voluntarily dismissed that case on July 13, 2018. On July 16, 2018, two additional purported class action lawsuits were filed against the same parties: Simon James v. Prothena Corporation plc, et al., Civil Action No. 18-cv-04261-JST, filed in the U.S. District Court for the Northern District of California; and Granite Point Capital v. Prothena Corporation plc, et al., Civil Action No. 18-cv-06425, filed in the U.S. District Court for the Southern District of New York. The plaintiff in each of these cases seeks compensatory damages, costs and expenses in an unspecified amount on behalf of a putative class of persons who purchased the Company’s ordinary shares between October 15, 2015 and April 20, 2018, inclusive. The complaints allege that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the U.S. Securities and Exchange Commission during the putative class period, regarding the clinical trial results and prospects for approval of the Company’s NEOD001 drug development program. On July 16, 2018, the plaintiff in the Simon James lawsuit filed a motion with the court seeking to consolidate that lawsuit and the Arkansas Teacher Retirement System and Ramezani lawsuits (notwithstanding the prior dismissal of those cases), and have the plaintiff in Simon James serve as the lead plaintiff. Because the Company is in the early stages of these proceedings, the Company is not able to estimate a reasonably possible loss or range of loss, if any, that could result from these proceedings.
8. Significant Agreements
Roche License Agreement
In December 2013, the Company through its wholly owned subsidiary Prothena Biosciences Limited and Prothena Biosciences Inc entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including PRX002/RG7935, which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote PRX002/RG7935 in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein (or α-synuclein) potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provided for Roche making an upfront payment to the Company of $30.0 million, which was received in February 2014; making a clinical milestone payment of $15.0 million upon initiation of the Phase 1 study for PRX002/RG7935, which was received in May 2014; and making a clinical milestone payment of $30.0 million upon dosing of the first patient in the Phase 2 study for PRX002/RG7935, which was achieved in June 2017.
For PRX002/RG7935, Roche is also obligated to pay:

•	up to $350.0 million upon the achievement of development, regulatory and various first commercial sales milestones;

•	up to an additional $175.0 million upon achievement of ex-U.S. commercial sales milestones; and

•	tiered, high single-digit to high double-digit royalties in the teens on ex-U.S. annual net sales, subject to certain adjustments.
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

As of January 1, 2018, the Company did not record any changes to the opening balance of the accumulated deficit since the cumulative effect of applying the new revenue standard was the same as applying ASC 605. The impact of the adoption of ASC 606 to revenues for the three and six months ended June 30, 2018 was an increase of $0.3 million and $0.5 million, respectively, both of which represent the revenue recognized for the development services provided by the Company during the period that is reimbursable by Roche. Historically, the Company recorded such reimbursement as an offset against its R&D expenses under ASC 605. Upon the adoption of ASC 606, the reimbursement for development services is now included as part of the Company’s collaboration revenue.

Performance Obligations

The License Agreement was evaluated under ASC 606. The License Agreement includes the following distinct performance obligations: (1) the Company’s grant of an exclusive royalty bearing license, with the right to sublicense to develop and commercialize certain antibodies that target α-synuclein, including PRX002/RG7935, and the initial know how transfer which was delivered at the effective date (the “Royalty Bearing License”); (2) the Company’s obligation to supply clinical material as requested by Roche for a period up to twelve months (the “Clinical Product Supply Obligation”); (3) the Company’s obligation to provide manufacturing related services to Roche for a period up to twelve months (the “Supply Services Obligation”); (4) the Company’s obligation to prepare and file the IND (the “IND Obligation”); and (5) the Company’s obligation to provide development activities under the development plan during Phase 1 clinical trials (the “Development Services Obligation”). Revenue allocated to the above performance obligations under the License Agreement are recognized when the Company has satisfied its obligations either at a point in time or over a period of time.

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

As of June 30, 2018 and December 31, 2017, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of June 30, 2018, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of June 30, 2018, there were no remaining Research Services performance obligations. Prior to the adoption of ASC 606, the Company recognized Research Services as collaboration revenue as earned.
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

Revenue and Expense Recognition

The Company recognized $0.3 million and $0.5 million as collaboration revenue for the three and six months ended June 30, 2018 for Additional Development Services and $nil for Research Services, as compared to $0.2 million and $0.5 million of Research Services as collaboration revenue for the three and six months ended June 30, 2017, respectively. The Company recorded $0.4 million and $1.2 million of reimbursement for Additional Development Services from Roche for the three and six months ended June 30, 2017, respectively, as offset to R&D expenses. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $4.0 million and $6.4 million in R&D expenses for payments made to Roche during the three and six months ended June 30, 2018, as compared to $2.9 million and $4.2 million for the three and six months ended June 30, 2017, respectively.
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
In June 2017, the Company achieved a $30.0 million clinical milestone under the License Agreement as a result of dosing of first patient in Phase 2 study for PRX002. The milestone was accounted for under ASC 605 and was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. As such, the Company recognized $26.6 million of the $30.0 million milestone as collaboration revenue and $3.4 million as an offset to R&D expenses during the three and six months ended June 30, 2017. The Company did not achieve any clinical and regulatory milestones under the License Agreement during the three and six months ended June 30, 2018.
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
The Collaboration Agreement provided for Celgene making an upfront payment to the Company of $100.0 million, which was received in April 2018, plus future potential license exercise payments and regulatory and commercial milestones for each program under the Collaboration Agreement, as well as royalties on net sales of any resulting marketed products. In connection with the Collaboration Agreement, the Company and Celgene entered into a Share Subscription Agreement on March 20, 2018, under which Celgene subscribed to 1,174,536 of the Company’s ordinary shares for a price of $42.57 per share, for a total of approximately $50.0 million.
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
After Celgene’s exercise of Global Rights for a collaboration program, the Company is eligible to receive up to $562.5 million in regulatory and commercial milestones per program. For obtaining either US Rights or Global Rights for such collaboration program by Celgene, the Company will also be eligible to receive tiered royalties on net sales of Collaboration Products ranging from high single digit to high teen percentages, on a weighted average basis depending on the achieving of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the Collaboration Agreement, the agreement for US Rights and the agreement for Global Rights.

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

Significant Payment Terms

The upfront payment of $100.0 million was due within ten business days after the effective date of the Collaboration Agreement and was received in April 2018, while all option fees and milestone payments are due within 30 days after the achievement of the relevant milestone by Celgene or receipt by Celgene of an invoice for such an amount from the Company.
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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three and six months ended June 30, 2018.
9. Shareholders' Equity
Ordinary Shares
As of June 30, 2018, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,831,836 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2018, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2018. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
10. Share-Based Compensation
2018 Long Term Incentive Plan (“2018 LTIP”)
In May 2018, the Company’s shareholders approved the 2018 Long Term Incentive Plan (“2018 LTIP”), which provides for the grant of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options under the 2018 LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life. Under the 2018 LTIP, the number of ordinary shares authorized for issuance under the 2018 LTIP is equal to the sum of (a) 1,800,000 shares, (b) 1,177,933 shares that were available for issuance under the 2012 LTIP as of the May 15, 2018 effective date of the 2018 LTIP, and (c) any shares subject to issued and outstanding awards under the 2012 LTIP that expire, are cancelled or otherwise terminate following the effective date of the 2018 LTIP; provided, that no more than 2,500,000 shares may be issued pursuant to the exercise of ISOs.
Amended and Restated 2012 Long Term Incentive Plan (“2012 LTIP”)
Prior to the effective date of the 2018 LTIP, employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, received equity awards under the 2012 LTIP. Options under the 2012 LTIP were granted for periods up to ten years. All options issued to date have had a ten year life.
Shares Available for Grant
The Company granted 2,953,200 and 430,000 share options during the three months ended June 30, 2018 and 2017, respectively, and 4,046,300 and 1,284,800 share options during the six months ended June 30, 2018 and 2017, respectively. The

Company’s option awards generally vest over four years. As of June 30, 2018, 574,537 ordinary shares remained available for grant under the 2018 LTIP, and options to purchase 7,719,424 ordinary shares, in aggregate under both the 2012 LTIP and 2018 LTIP, were outstanding with a weighted-average exercise price of approximately $28.73 per share.
Share-based Compensation Expense
The Company estimates the fair value of share-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value share-based compensation, excluding RSUs, which the Company values using the fair market value of its ordinary shares on the date of grant. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the share price on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s share price, volatility over the expected life of the awards and actual and projected employee stock option exercise behaviors. Since the Company does not have sufficient historical employee share option exercise data, the simplified method has been used to estimate the expected life of all options. The Company uses its historical volatility for the Company’s stock to estimate expected volatility starting January 1, 2018. Through December 31, 2017, the expected volatility was based on a combination of historical volatility for the Company’s stock and the historical volatilities of several of the Company’s publicly traded comparable companies due to insufficient historical employee share option exercise data. Although the fair value of share options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer and seller market transaction.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2021 related to unvested share-based payment awards at June 30, 2018 is $88.4 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 3.45 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the three and six months ended June 30, 2018 and 2017 was based on awards granted under the LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,553	$2,735	$4,810	$5,043
General and administrative	3,756	3,918	8,401	7,212
Restructuring costs (1)	2,512	—	2,512	—
Total share-based compensation expense	$8,821	$6,653	$15,723	$12,255

(1)
Restructuring costs for the three and six months ended June 30, 2018 includes $2.5 million of share-based compensation expense related to the contractual acceleration of vesting of certain stock options granted to executive officers.

For the three months ended June 30, 2018 and 2017, the Company recognized tax benefits from share-based awards of $1.0 million and $1.1 million, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended June 30, 2018 and 2017 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	83.9%	72.2%	79.4%	72.8%
Risk-free interest rate	2.8%	2.0%	2.8%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$11.28	$35.37	$13.82	$35.32
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	4,406,752	$38.93	7.60	$30,455
Granted	4,046,300	20.39
Exercised	(174,536)	25.63
Canceled	(559,092)	49.80
Outstanding at June 30, 2018	7,719,424	$28.73	7.78	$4,882
Vested and expected to vest at June 30, 2018	7,271,257	$28.99	7.70	$4,880
Vested at June 30, 2018	2,505,501	$31.82	5.67	$4,869
The total intrinsic value of options exercised was $0.1 million and $8.9 million during the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $25.9 million during the six months ended June 30, 2018 and 2017, respectively, determined as of the date of exercise.
11. Restructuring

In May 2018, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s April 23, 2018 announcement of its decision to discontinue further development of NEOD001.

The Company incurred aggregate restructuring charges of approximately $20.9 million for the three and six months ended June 30, 2018. Restructuring charges incurred under this plan primarily consisted of employee termination benefits and and contract termination costs primarily associated with exit fees relating to third-party manufacturers that we contracted with for NEOD001 clinical and commercial supplies. Employee termination benefits include severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring costs in the Condensed Consolidated Statements of Operations. Substantially all of the cash payments are expected to be paid out by the end of the first quarter of 2019. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the three and six months ended June 30, 2018 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Other	Total
Balance at March 31, 2018	$—	$—	$—	$—
Restructuring charges	8,507	9,875	—	18,382
Non cash charges	2,512	—	—	2,512
Reductions for cash payments	(2,119)	(96)	—	(2,215)
Foreign Exchange	(5)	(278)	—	(283)
Balance at June 30, 2018	$8,895	$9,501	$—	$18,396

The total amount expected to be incurred in connection with the restructuring plan is $21.6 million. The cumulative amount incurred to date is $20.9 million as of June 30, 2018. As of June 30, 2018, the restructuring liability is included in current liabilities on the consolidated balance sheets.
12. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $1.9 million and $2.0 million for the three and six months ended June 30, 2018, respectively, as compared to an income tax benefit of $1.3 million and $2.9 million for the three and six months ended June 30, 2017, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
The Company recorded a restructuring charge of approximately $20.9 million during the three and six months ended June 30, 2018. Accordingly, the Company recorded a discrete tax benefit for the restructuring charge of $1.6 million.
The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. Further, excess benefits of stock compensation have been recorded as a benefit to the tax provision for all periods presented. For the three and six months ended June 30, 2018, the Company recorded a net tax shortfall of $16,000 and $0.4 million, respectively as compared to excess tax benefits of $1.5 million and $3.4 million, respectively, for the three and six months ended June 30, 2017 all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company’s income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law. It contains many significant changes to the U.S. income tax laws. The TCJA is effective in the first quarter of 2018 and, among other things, lowers the Company’s U.S. federal income tax rate from 34% to 21%. Accordingly, for the year ended December 31, 2017, the Company recorded a provisional tax benefit of $0.4 million related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of June 30, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017.

As of June 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA, but recorded a provisional net tax benefit based on the Company’s best estimates. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the TCJA and are subject to revision as the Company receives and interprets any additional clarification and implementation guidance issued by the U.S. Treasury Department, IRS and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company anticipates its accounting for the tax effects of the TCJA will be completed in 2018.
The Company’s deferred tax assets are composed primarily of its Irish subsidiaries’ net operating loss carryovers, state net operating loss carryforwards available to reduce future taxable income of the Company’s U.S. subsidiary, federal and California research and development credit carryforward, shared-based compensation and other temporary differences. The Company maintains a valuation allowance against its Irish and certain U.S. federal and state deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.

  No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. and Swiss subsidiaries because the Company considers such earnings to be indefinitely reinvested.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our objective to fundamentally change the course of progressive, life-threatening diseases; our goal of advancing a pipeline of therapeutic candidates for a number of potential indications and novel targets; the design, proposed mechanism of action and potential therapeutic benefits of prasinezumab (PRX002/RG7935); the design, proposed mechanism of action and potential therapeutic benefits of PRX004; the design and objectives of our Phase 1 study for PRX004; the capabilities of our proprietary mis-TTR assay and our intention to use it in the Phase 1 study of PRX004; when we expect to have made substantially all cash payments under our restructuring plan; the possibility of future studies of PRX004; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; and our estimates of certain future contractual obligations. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Part II Item 1A - Risk Factors of this Form 10-Q:

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

Overview

Prothena Corporation plc is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by a deep scientific understanding built over decades of neuroscience research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab, or PRX002/R

G7935) and ATTR amyloidosis (PRX004), as well as tau and Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders, and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia).

We were formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.

Recent Developments

Prasinezumab (PRX002/RG7935) for the Potential Treatment of Parkinson’s Disease

Prasinezumab (PRX002/RG7935) is an investigational monoclonal antibody targeting alpha-synuclein designed to slow the progressive neurodegeneration associated with synuclein misfolding and/or the cell-to-cell transmission of the pathogenic forms of synuclein in Parkinson’s disease and other synucleinopathies. Prasinezumab is the focus of a worldwide collaboration between Prothena and Roche.

In June, we published results from the Phase 1b multiple ascending dose study of prasinezumab (PRX002/RG7935) in patients with Parkinson’s disease in JAMA Neurology. The paper is entitled “Safety and Tolerability of Multiple Ascending Doses of PRX002/RG7935, an Anti-ᾳ-Synuclein Monoclonal Antibody, in Patients With Parkinson Disease: A Randomized Clinical Trial.” The data were previously presented as part of a late-breaking oral session at the 13th International Conference on Alzheimer’s and Parkinson’s Diseases (AD/PD) in Vienna, Austria in April 2017 and supported advancing prasinezumab into the Phase 2 PASADENA clinical study in patients with early Parkinson’s disease that is currently ongoing.

PRX004 for the Potential Treatment of ATTR Amyloidosis

PRX004 is an investigational monoclonal antibody designed to target and clear the pathogenic, misfolded forms of the TTR protein found in ATTR amyloidosis without affecting the native, or normal, tetrameric form of the protein.

In May, we announced first-in-human dosing in a Phase 1 clinical study of PRX004 in patients with ATTR amyloidosis. The Phase 1 study will evaluate PRX004 in patients with ATTR amyloidosis to inform possible future studies and will include the use of Prothena's proprietary mis-TTR assay as a pharmacodynamic measure of the levels of misfolded TTR species in plasma across multiple hereditary TTR mutations.

Discontinuation of NEOD001 Development

In April, we announced the discontinuation of development of NEOD001, an investigational monoclonal antibody for the potential treatment of AL amyloidosis, based on the results from the Phase 2b PRONTO study of NEOD001, which did not meet its primary or secondary endpoints, and a futility analysis of the Phase 3 VITAL study of NEOD001.

Reorganization

In May, as a result of the discontinuation of the NEOD001 development program, we updated our financial guidance and implemented a reorganization designed to concentrate resources around our neuroscience research, discovery and early development expertise to advance our broad discovery and clinical-stage pipeline. As a result of the reorganization, we are reducing our workforce by approximately 57 percent.

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

Except for the accounting policies for revenue recognition that was updated as a result of adopting ASC 606, there were no significant changes to our critical accounting policies and estimates during the three months ended June 30, 2018 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K.

Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended June 30, 2018 , as compared to the recent accounting pronouncements described in our 2017 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Collaboration revenue	$279	$26,812	(99)%
Total revenue	$279	$26,812	(99)%

	Six Months Ended June 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Collaboration revenue	$506	$27,071	(98)%
Total revenue	$506	$27,071	(98)%
Total revenue was $0.3 million and $26.8 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $27.1 million for the six months ended June 30, 2018 and 2017, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche and for the three and six months ended June 30, 2017, collaboration revenue recognized also included $26.6 million of a $30.0 million clinical milestone from Roche. See Note 8 to the Condensed Consolidated Financial Statements regarding “Roche License Agreement” for more information.
Operating Expenses

	Three Months Ended June 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Research and development	$31,452	$34,032	(8)%
General and administrative	10,992	10,912	1%
Restructuring costs	20,904	—	nm
Total operating expenses	$63,348	$44,944	41%

	Six Months Ended June 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Research and development	66,158	$59,730	11%
General and administrative	25,221	21,744	16%
Restructuring costs	20,904	—	nm
Total operating expenses	$112,283	$81,474	38%
_____________
nm = not meaningful

Total operating expenses consist of research and development (“R&D”) expenses, general and administrative (“G&A”) expenses and restructuring costs. Our operating expenses for the three and six months ended June 30, 2018 were $63.3 million and $112.3 million, respectively, and for the three and six months ended June 30, 2017 were $44.9 million and $81.5 million, respectively.
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
Research and Development Expenses
Our R&D expenses decreased by $2.6 million, or 8%, for the three months ended June 30, 2018, and increased by $6.4 million, or 11%, for the six months ended June 30, 2018, as compared to the same periods in the prior year. The decrease for the three months ended June 30, 2018, compared to the same period in the prior year, was primarily due to a decrease in external expenses related to product manufacturing and to a lesser extent clinical trial costs offset in part by higher expense associated with PRX002/RG7935. The increase for the six months ended June 30, 2018, compared to the same period in the prior year, was primarily due to higher expense associated with PRX002/RG7935, higher consulting expenses and higher personnel costs (including share-based compensation expenses), offset in part by a decrease in external expenses related to product manufacturing and to a lesser extent lower clinical trial costs associated primarily with the NEOD001 program.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002/RG7935, PRX003 and PRX004) and other R&D expenses for the three and six months ended June 30, 2018 and 2017, and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2018	2017	2018	2017
NEOD001(1)	$19,747	$26,226	$45,343	$44,446	$297,551
PRX002/RG7935(2)	4,525	218	7,132	2,196	57,880
PRX003(3)	169	2,555	363	5,170	59,037
PRX004(4)	4,308	4,222	8,380	6,652	38,545
Other R&D(5)	2,703	811	4,940	1,266
	$31,452	$34,032	$66,158	$59,730

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. In April 2018, we announced that we were discontinuing development of NEOD001. Since that date have incurred costs associated with the close out of our Phase 2b PRONTO, Phase 3 VITAL as well as the open label extension studies of NEOD001.

(2)
Cumulative R&D costs to date for PRX002/RG7935 and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002/RG7935 cost include payments to Roche for our share of the development expenses incurred by Roche related to PRX002/RG7935 programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three and six months ended June 30, 2018, $0.3 million and $0.5 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue as a result of the adoption of new revenue standard. For the three and six months ended June 30, 2017, $3.8 million and $4.6 million, respectively, were recorded as an offset to R&D expenses including $3.4 million (for a portion of the $30.0 million milestone receivable from Roche in the quarter ended June 30, 2017), as well as reimbursements from Roche for development services.

(3)
Cumulative R&D costs to date for PRX003 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Based on the Phase 1b multiple ascending dose study results announced in September 2017, we announced that we will not advance PRX003 into mid-stage clinical development for psoriasis or psoriatic arthritis as previously planned.

(4)
Cumulative R&D costs to date for PRX004 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(5)	Other R&D is comprised of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial.

General and Administrative Expenses
Our G&A expenses increased by $0.1 million, or 1%, for the three months ended June 30, 2018, and increased by $3.5 million, or 16%, for the six months ended June 30, 2018, as compared to the same periods in the prior year. The increase for the six months ended June 30, 2018, compared to the same period in the prior year, was primarily due to higher personnel costs (including share-based compensation expenses) and to a lesser extent higher legal fees, offset in part by lower consulting expenses.

Restructuring Costs

In May 2018, we commenced a reorganization plan to reduce our operating costs and better align our workforce with the needs of our business following our decision in April 2018 to discontinue further development of NEOD001. We have incurred aggregate restructuring charges of approximately $20.9 million for the three and six months ended June 30, 2018. Restructuring charges incurred under this plan primarily consist of employee termination benefit and contract termination costs. Employee termination benefits include severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Substantially all of the cash payments are expected to be paid out by the end of the first quarter of 2019. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction. See Note 11 to the Condensed Consolidated Financial Statements for more information.
Other Income (Expense)

	Three Months Ended June 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Interest income	$1,748	$932	88%
Interest expense	(917)	(914)	—%
Interest income, net	831	18	4,517%
Other income (expense)	410	(874)	(147)%
Total other income(expense), net	$1,241	$(856)	(245)%

	Six Months Ended June 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Interest income	$2,856	$1,484	92%
Interest expense	(1,825)	(1,830)	—%
Interest income (expense), net	1,031	(346)	(398)%
Other income (expense)	138	(1,284)	(111)%
Total other income(expense), net	$1,169	$(1,630)	(172)%
Interest income (expense), net increased by $0.8 million, or 4,517%, for the three months ended June 30, 2018, and increased by $1.4 million, or 398%, for the six months ended June 30, 2018, as compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2018, compared to the same periods in the prior year, were primarily due to higher interest income associated with higher balances in our cash and money market accounts.
Other expense, net for the three and six months ended June 30, 2018 and 2017 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Benefit from Income Taxes

	Three Months Ended June 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Benefit from income taxes	$(1,946)	$(1,287)	51%

	Six Months Ended June 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Benefit from income taxes	$(1,983)	$(2,948)	(33)%

The benefit from income taxes for the three months ended June 30, 2018 and 2017 were $1.9 million and $1.3 million, respectively, and for the six months ended June 30, 2018 and 2017 were $2.0 million and $2.9 million, respectively. The benefit from income taxes increased by $0.7 million for the three months ended June 30, 2018, and decreased by $1.0 million for the six months ended June 30, 2018, as compared to the same periods in the prior year, primarily due to a discrete tax benefit for the restructuring charge and to lower excess tax benefits in the three and six months ended June 30, 2018.
For the three and six months ended June 30, 2018, we recorded a net tax shortfall of $16,000 and $0.4 million, respectively, and for the three and six months ended June 30, 2017, we recorded excess tax benefits of $1.5 million and $3.4 million, respectively, as part of our income tax provision related to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of stock options.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the U.S. The TCJA significantly changed existing U.S. tax law and includes numerous provisions that will affect our business going forward, including changes to the U.S. federal statutory tax rate, the repeal of alternative minimum tax, and additional limits on the deductibility of executive compensation, among other things. The TCJA reduced the U.S. federal statutory tax rate from 34% to 21% effective January 1, 2018. Accordingly, for the year ended December 31, 2017, we recorded a provision tax benefit of $0.4 million related to the remeasurement of our U.S. deferred tax assets to reflect the lower statutory tax rate. As of June 30, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017.

As of June 30, 2018, we have not completed our accounting for the tax effects of the TCJA, butrecorded provisional net tax benefit based on our best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the TCJA and are subject to revision as we receive and interpret any additional clarification and implementation guidance issued by the U.S. Treasury Department, Internal Revenue Service (the “IRS”) and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We anticipate our accounting for the tax effects of the TCJA will be completed in 2018.
Liquidity and Capital Resources
Overview

	June 30,	December 31,
	2018	2017
Working capital	$447,905	$388,956
Cash and cash equivalents	486,212	417,620
Total assets	563,300	496,329
Total liabilities	207,294	89,140
Total shareholders’ equity	356,006	407,189
Working capital was $447.9 million as of June 30, 2018, an increase of $58.9 million from working capital of $389.0 million as of December 31, 2017. This increase in working capital during the six months ended June 30, 2018 was primarily due to a higher net cash and cash equivalents balance resulting from a $100.0 million upfront payment from the Celgene Collaboration Agreement and to a lesser extent from the proceeds of $50.0 million from our share subscription agreement with Celgene, which were partially offset by use of $112.3 million for operating expenses (adjusted to exclude non-cash charges).
As of June 30, 2018, we had $486.2 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of June 30, 2018, $104.5 million of our outstanding cash and cash equivalents related to U.S. operations that are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Six Months Ended June 30, 2018 and 2017
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$26,549	$(73,921)
Net cash used in investing activities	(280)	(2,607)
Net cash provided by financing activities	42,323	161,334
Net increase in cash and cash equivalents and restricted cash	$68,592	$84,806
Cash Used in Operating Activities
Net cash provided by operating activities was $26.5 million for the six months ended June 30, 2018, was primarily due to $110.2 million in deferred revenue related largely to the upfront payment from the Celgene Collaboration Agreement and increase in restructuring liability of $15.9 million, which were partially offset by use of $112.3 million for operating expenses (adjusted to exclude non-cash charges).
Net cash used in operating activities was $73.9 million for the six months ended June 30, 2017, primarily due to use of $81.5 million for operating expenses (adjusted to exclude non-cash charges), an increase in prepaid expenses and other current assets and a decrease in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities for the six months ended June 30, 2018 and 2017 were primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $42.3 million for the six months ended June 30, 2018, primarily from the $39.8 million proceeds from Celgene’s subscription of ordinary shares at market value, and to a lesser extent, from the $4.5 million proceeds from issuances of ordinary shares upon exercises of stock options.
Net cash provided by financing activities was $161.3 million for the six months ended June 30, 2017, primarily from the $150.3 million net proceeds from our March 2017 public offering and $12.0 million from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At June 30, 2018, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of June 30, 2018 consisted of minimum cash payments under a build-to-suit lease obligation of $33.6 million, operating leases of $1.8 million, purchase obligations of $5.9 million (of which $4.6 million is included in accrued current liabilities), obligations under our restructuring plan of $16.6 million and contractual obligations under license agreements of $1.6 million (of which $0.2 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In August 2015, we entered into an agreement to lease 6,258 square feet of office space in Dublin, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, we are obligated to make lease payments totaling approximately €2.0 million, or $2.4 million as converted using an exchange rate as of June 30, 2018, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.8 million remains outstanding as of June 30, 2018.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $33.6 million remains outstanding as of June 30, 2018.
The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases (1)	$1,753	$141	$242	$242	$242	$242	$644
Minimum cash payments under build-to-suit lease obligation (1)	33,581	2,749	5,803	5,979	6,165	6,350	6,535
Purchase obligations	5,946	5,946	—	—	—	—	—
Obligations under restructuring plan (3)	16,574	6,510	5,508	4,556	—	—	—
Contractual obligations under license agreements (2)	1,595	215	235	105	105	90	845
Total	$59,449	$15,561	$11,788	$10,882	$6,512	$6,682	$8,024

(1) See Note 7, “Commitments and Contingencies” to our condensed consolidated financial statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
(3) On July 20, 2018, the Company entered into a Termination and Release Agreement to the Commercial Supply Contract (the “CSC”) with Rentschler Biopharma SE. Under the Termination and Release Agreement, the Company agreed to pay €4.1 million in full and final settlement of any and all remaining payments owed by the Company under the CSC, including without limitation, any and all exit fees. This amount is a reduction of €3.7 million from the €7.8 million included in the restructuring reserve above as of June 30, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $0.1 million during the six months ended June 30, 2018 and a loss on foreign currency exchange rate differences of approximately $1.3 million during the six months ended June 30, 2017. If we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche as of June 30, 2018 and December 31, 2017 are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 17, 2018, a purported class action lawsuit entitled Arkansas Teacher Retirement System v. Prothena Corporation plc, et al., Civil Action No. 18-cv-2865-WHA, was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers; the plaintiff voluntarily dismissed that case on July 10, 2018. On July 5, 2018, another purported class action lawsuit, entitled Michael Ramezani v. Prothena Corporation plc, et al., Civil Action No. 3:18-cv-04035-WHA, was filed in the same court against the same parties; the plaintiff voluntarily dismissed that case on July 13, 2018. On July 16, 2018, two additional purported class action lawsuits were filed against the same parties: Simon James v. Prothena Corporation plc, et al., Civil Action No. 18-cv-04261-JST, filed in the U.S. District Court for the Northern District of California; and Granite Point Capital v. Prothena Corporation plc, et al., Civil Action No. 18-cv-06425, filed in the U.S. District Court for the Southern District of New York. The plaintiff in each of these cases seeks compensatory damages, costs and expenses in an unspecified amount on behalf of a putative class of persons who purchased the Company’s ordinary shares between October 15, 2015 and April 20, 2018, inclusive. The complaints allege that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the U.S. Securities and Exchange Commission during the putative class period, regarding the clinical trial results and prospects for approval of the Company’s NEOD001 drug development program. On July 16, 2018, the plaintiff in the Simon James lawsuit filed a motion with the court seeking to consolidate that lawsuit and the Arkansas Teacher Retirement System and Ramezani lawsuits (notwithstanding the prior dismissal of those cases), and have the plaintiff in Simon James serve as the lead plaintiff.
.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $153.2 million, $160.1 million and $80.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
support the Phase 2 PASADENA clinical trial for PRX002/RG7935 (prasinezumab) being conducted by Roche, conduct our Phase 1 clinical trial for PRX004 and possibly initiate additional clinical trials for these and other programs;

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
As of June 30, 2018, we had cash and cash equivalents of $486.2 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

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
In June 2016, a majority of voters in the United Kingdom (the “UK”) elected in a national referendum to withdraw from the European Union (the “EU”). In March 2017, the UK government formally initiated the withdrawal process. That withdrawal has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate upon withdrawal. The pending withdrawal has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are subject to various data protection laws and regulations, which are expanding and becoming more complex. In April 2016, the EU General Data Protection Regulation (the “GDPR”) was adopted in the EU and superseded the previous EU Data Protection Directive in May 2018. Under the GDPR, enhanced data protection requirements as well as substantial fines for breaches of personal data apply and increase our obligations and potential liabilities for the personal data that we process or control. We may be required to implement additional controls to facilitate compliance with the GDPR and other new or evolving data protection laws and regulations. Ensuring our compliance with these laws and regulations involves substantial costs, and it is possible that governmental authorities or third parties will assert that our business practices fail to comply with these laws and regulations. If our operations are found to be in violation of any of such laws and regulations, we may be subject to significant civil, criminal and administrative damages, penalties and fines, as well as reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.
We could be adversely impacted by tax reform in the United States.
The U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017. The TCJA significantly changed U.S. tax law and includes numerous provisions that will impact our business going forward, including changes to the U.S. federal statutory tax rate, the repeal of alternative minimum tax and additional limits on the deductibility of executive compensation, among other things. Some of those effects are expected to be positive for us, such as the lower statutory tax rate and repeal of the alternative minimum taxes. However, other effects are expected to negative for us, such as the expanded limitations on the deductibility of compensation paid to certain of our executive officers. We have not yet completed an assessment of the impact on us of the TCJA. The actual net effect could be adverse.
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
Rentschler Biopharma SE (“Rentschler”) is our third-party manufacturer of clinical supplies of our drug candidate PRX004. We are dependent on Rentschler to manufacture these clinical supplies in order to continue our Phase 1 and initiate any other clinical trials for PRX004.
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
These and other external factors may cause the market price and demand for our ordinary shares to fluctuate substantially, which may limit or prevent investors from readily selling their ordinary shares and may otherwise negatively affect the liquidity of our ordinary shares. In particular, stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our ordinary shares. Some companies that experienced volatility in the trading price of their stock have been the subject of securities class action litigation.
We are a defendant in purported securities class action lawsuits, which could result in substantial costs, divert our management's time and attention from our business and have an adverse outcome.
As described in Note 7, “Commitments and Contingencies - Legal Proceedings” of the Notes to Consolidated Financial Statements and Item 1 - Legal Proceedings of this Form 10-Q, purported class action lawsuits have been filed against us and certain of our current and former officers. These lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. We believe that these lawsuits lack merit and we intend to vigorously defend against them. However, these lawsuits, like any litigation, are subject to inherent uncertainties, the outcome is necessarily uncertain and we might not prevail. Moreover, defending against these lawsuits could result in substantial costs and be time-consuming and distracting to our management and internal resources, which could have an adverse effect on our business, results of operations or financial condition.
Your percentage ownership in Prothena may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2018, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 574,537.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Separation Agreement, dated May 23, 2018, between Prothena Biosciences Inc and Tara Nickerson					X

10.2#	Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Non-Employee Directors under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning May 16, 2018)					X

10.3#
Form of Option Award Agreement between Prothena Corporation plc and Registrant’s Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning June 21, 2018)
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

Dated:	August 7, 2018	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer