Form 10-Q/A
period 2018-03-31
Prothena Corp plc
filed 2018-08-17
CIK 1559053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Upper George’s Street

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Prothena Corporation plc for the period ended March 31, 2018 filed on May 9, 2018 (the “Form 10-Q”) for the sole purpose of refiling Exhibit 10.1(a), Exhibit 10.1(b), Exhibit 10.2 and Exhibit 10.3 (certain portions of which are omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the “SEC”)) and in connection therewith, to amend Part II, Item 6 of the Form 10-Q and the Exhibit Index to the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6.	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.1(a)†	License Agreement, dated as of November 4, 2013, between The Regents of the University of California and Neotope Biosciences Limited					X

10.1(b)†	License Agreement Amendment Number One, dated as of January 15, 2014, to License Agreement dated as of November 4, 2013, between The Regents of the University of California and Neotope Biosciences Limited					X

10.2†	Exclusive License Agreement, dated as of July 25, 2016, between University Health Network and Prothena Biosciences Limited					X

10.3†	Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC					X

10.4	Share Subscription Agreement, dated as of March 20, 2018, between Celgene Switzerland LLC and Prothena Corporation plc	10-Q	001-35676	5/9/2018	10.4

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35676	5/9/2018	31.1

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35676	5/9/2018	31.2

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35676	5/9/2018	32.1

101.INS	XBRL Instance Document	10-Q	001-35676	5/9/2018	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-35676	5/9/2018	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-35676	5/9/2018	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-35676	5/9/2018	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	001-35676	5/9/2018	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-35676	5/9/2018	101.PRE

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2018	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer