Form 10-Q
period 2018-09-30
Prothena Corp plc
filed 2018-11-06
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
 ______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding as of October 26, 2018 was 39,863,711.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$451,512	$417,620
Receivable from Roche	—	240
Prepaid expenses and other current assets	5,396	8,467
Total current assets	456,908	426,327
Non-current assets:
Property and equipment, net	52,951	54,990
Deferred tax assets	10,209	8,113
Restricted cash	4,056	4,056
Other non-current assets	502	2,843
Total non-current assets	67,718	70,002
Total assets	$524,626	$496,329
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,485	$13,633
Accrued research and development	5,950	13,509
Income taxes payable, current	285	311
Build-to-suit lease obligation, current	1,575	733
Restructuring liability	5,908	—
Other current liabilities	5,424	9,185
Total current liabilities	23,627	37,371
Non-current liabilities:
Deferred revenue	110,242	—
Deferred rent	216	254
Build-to-suit lease obligation, non-current	50,338	51,515
Other liabilities	553	—
Total non-current liabilities	161,349	51,769
Total liabilities	184,976	89,140
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2018 and December 31, 2017
Issued and outstanding shares — none at September 30, 2018 and December 31, 2017
Ordinary shares, $0.01 par value:	398	385
Authorized shares — 100,000,000 at September 30, 2018 and December 31, 2017
Issued and outstanding shares — 39,863,711 and 38,482,764 at September 30, 2018 and December 31, 2017, respectively
Additional paid-in capital	914,786	849,154
Accumulated deficit	(575,534)	(442,350)
Total shareholders’ equity	339,650	407,189
Total liabilities and shareholders’ equity	$524,626	$496,329
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$255	$219	$761	$27,290
Total revenue	255	219	761	27,290
Operating expenses:
Research and development	18,515	41,315	84,673	101,045
General and administrative	9,235	12,438	34,456	34,182
Restructuring costs	(3,172)	—	17,732	—
Total operating expenses	24,578	53,753	136,861	135,227
Loss from operations	(24,323)	(53,534)	(136,100)	(107,937)
Other income (expense):
Interest income (expense), net	791	118	1,822	(228)
Other income (expense), net	(65)	(683)	73	(1,967)
Total other income (expense), net	726	(565)	1,895	(2,195)
Loss before income taxes	(23,597)	(54,099)	(134,205)	(110,132)
Provision for (benefit from) income taxes	962	(1,705)	(1,021)	(4,653)
Net loss	$(24,559)	$(52,394)	$(133,184)	$(105,479)
Basic and diluted net loss per share	$(0.62)	$(1.37)	$(3.38)	$(2.82)
Shares used to compute basic and diluted net loss per share	39,850	38,292	39,457	37,384
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(133,184)	$(105,479)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,390	2,285
Share-based compensation	20,253	19,357
Restructuring share-based compensation	2,512	—
Deferred income taxes	1,250	(479)
Interest expense under build-to-suit lease obligation	2,761	2,759
Gain from early lease retirement	—	(2,096)
Loss (gain) from disposal of fixed assets	101	(5)
Changes in operating assets and liabilities:
Accounts receivable	240	(42)
Prepaid and other assets	5,412	(11,183)
Deferred revenue	110,242	—
Accounts payable, accruals and other liabilities	(23,345)	3,224
Restructuring liability	4,344	—
Net cash used in operating activities	(7,024)	(91,659)
Investing activities
Purchases of property and equipment	(432)	(3,250)
Proceeds from disposal of fixed assets	—	105
Net cash used in investing activities	(432)	(3,145)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	150,323
Proceeds from subscription of ordinary shares	39,758	—
Proceeds from issuance of ordinary shares upon exercise of stock options	4,686	15,424
Reduction of build-to-suit lease obligation	(3,096)	(1,805)
Net cash provided by financing activities	41,348	163,942
Net increase in cash, cash equivalents and restricted cash	33,892	69,138
Cash, cash equivalents and restricted cash, beginning of the year	421,676	390,979
Cash, cash equivalents and restricted cash, end of the period	$455,568	$460,117

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$1,101	$294

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$195	$163
Receivable from option exercises	$—	$1,128
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$451,512	$456,061
Restricted cash	4,056	4,056
Total Cash, cash equivalents and restricted cash, end of the period	$455,568	$460,117

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business
Prothena Corporation plc and its subsidiaries (“Prothena” or the “Company”) is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by a deep scientific understanding built over decades of neuroscience research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab, or PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau and Aβ (Beta amyloid) for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders, and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia).
The Company was formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company’s ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of September 30, 2018, the Company had an accumulated deficit of $575.5 million and cash and cash equivalents of $451.5 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at September 30, 2018 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Celgene, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2018, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K, with the exception of those noted below.
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
At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans. See Note 11, “Restructuring” for additional information regarding restructuring charges.

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

Royalty Revenue

The Company will recognize revenue from royalties based on licensees' sales of the Company's products or products using the Company's technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and that a significant revenue reversal will not occur in future periods. There were no royalties earned during the nine months ended September 30, 2018 and 2017, respectively.

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

Incremental Costs to Obtain or Fulfill a Contract

For costs to obtain a contract, the Company will capitalize such amounts if they are incremental and expected to be recovered. Sales commissions directly related to obtaining new contracts will be capitalized unless the amortization period is one year or less, at which these costs will be recorded within selling and general administrative expenses. As of September 30, 2018, the Company does not have such costs capitalized in its unaudited condensed consolidated balance sheet.

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
The receivable from Roche are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Statements of Operations consists of reimbursement from Roche for research and development services. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
As of September 30, 2018, $52.4 million of the Company's long-lived assets were held in the U.S. and $0.5 million were in Ireland. As of December 31, 2017, $54.4 million of the Company's long-lived assets were held in the U.S. and $0.6 million were in Ireland.
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

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (the “TCJA”), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. In doing so, the SEC staff acknowledged the challenges companies may face in accounting for the effects of the Act by their financial reporting deadlines and said the guidance is intended to help companies provide investors with timely, decision-useful information. The TCJA was effective in the first quarter of 2018 and, among other things, lowered the Company’s U.S. federal income tax rate from 34% to 21%. Accordingly, the Company recorded a provisional tax benefit of $0.4 million as of December 31, 2017 related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of September 30, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017. As of September 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA, and recorded a provisional net tax benefit based on the Company's best estimates. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the TCJA and are subject to revision as the Company receives and interprets any additional clarification and implementation guidance issued by the U.S. Treasury Department, Internal Revenue Service (the “IRS”), and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company anticipates its accounting for the tax effects of the TCJA will be completed in 2018.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $338.9 million and $319.7 million in money market funds included in cash and cash equivalents at September 30, 2018 and December 31, 2017, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Machinery and equipment	$9,137	$9,078
Leasehold improvements	822	579
Purchased computer software	1,350	1,316
Build-to-suit property	51,760	51,760
	63,069	62,733
Less: accumulated depreciation and amortization	(10,118)	(7,743)
Property and equipment, net	$52,951	$54,990
Depreciation expense was $0.8 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, compared to $0.8 million and $2.3 million for the three and nine months ended September 30, 2017, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll and related expenses	$4,016	$7,342
Professional services	833	438
Deferred rent	49	49
Other	526	1,356
Other current liabilities	$5,424	$9,185

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2018 and 2017, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(24,559)	$(52,394)	$(133,184)	$(105,479)
Denominator:
Weighted-average ordinary shares outstanding	39,850	38,292	39,457	37,384
Net loss per share:
Basic and diluted net loss per share	$(0.62)	$(1.37)	$(3.38)	$(2.82)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options to purchase ordinary shares	7,253	4,387	7,253	4,387

6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Expected future lease payments under the build-to-suit lease as of September 30, 2018 are included in Note 7, “Commitments and Contingencies.”

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the building during the construction period and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2018. The Company has also recognized structural and non-structural tenant improvements totaling $15.5 million as of September 30, 2018 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. The Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. In addition, for the three and nine months ended September 30, 2018 the Company recorded rent expense associated with the ground lease of $0.1 million and $0.4 million, respectively, in its Condensed Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $0.9 million and $2.8 million for the three and nine months ended September 30, 2018 , respectively, which was recognized within the Condensed Consolidated Statement of Operations.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. The build-to-suit lease property remains on the Company’s Consolidated Balance Sheets as of September 30, 2018 at its historical cost of $52.0 million and is being depreciated over its estimated useful life. As of September 30, 2018, the total amount of the build-to-suit lease obligation was $51.9 million, of which $1.6 million and $50.3 million were classified as current and non-current liability, respectively, on the Company's Condensed Consolidated Balance Sheets. The Company expects to derecognize the build-to-suit lease property and financing lease obligation at the end of the lease term.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of September 30, 2018, none of the standby letter of credit amount has been used.

7. Commitments and Contingencies
Lease Commitments
The Company recognizes rent expense for its operating leases on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

Dublin
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dún Laoghaire, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, the Company is obligated to make lease payments totaling approximately €2.0 million, or $2.3 million as converted using an exchange rate as of September 30, 2018, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.7 million remains outstanding as of September 30, 2018.
In September 2018, the Company entered into an agreement to lease an office space in Dublin, Ireland. The lease term expires on November 30, 2019. As of September 30, 2018, the Company is obligated to make lease payments over the term of the lease of approximately €22,000, or $26,000 as converted using an exchange rate as of September 30, 2018.

Future minimum payments under the above-described noncancelable operating leases as of September 30, 2018 are as follows (in thousands):

Year Ended December 31,	Operating Lease
2018 (3 months)	$62
2019	264
2020	240
2021	240
2022	240
Thereafter	640
Total	$1,686

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease (the "Lease") of the Current SSF Facility which expires in December 31, 2023. The Company is considered the “accounting owner” of the Current SSF Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6, “Build-To-Suit Lease.”

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company, through its wholly owned subsidiary Prothena Biosciences Inc, entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) for Sub-Subtenant to sub-sublease from the Company approximately 46,641 square feet of office and laboratory space of the Company's Current SSF Facility.

The Sub-Sublease provides for initial annual base rent for the complete Sub-Subleased Premises of approximately $2.7 million, with increases of approximately 3.5% in annual base rent on September 1, 2019 and each anniversary thereof.

The Sub-Sublease became effective on September 24, 2018 and has a term of 5.2 years which terminates on December 15, 2023. The Sub-Sublease will terminate if the Master Lease or the Sublease terminates. The Company or the Sub-Subtenant may elect, subject to limitations set forth in the Sub-Sublease, to terminate the Sub-Sublease following a material casualty or condemnation affecting the Subleased Premises. The Company may terminate the Sub-Sublease following an event of default, which is defined in the Sub-Sublease to include, among other things, non-payment of amounts owing by the Sub-Subtenant under the Sub-Sublease.

The Company is required under the Lease to pay to the sublandlord 50% of that portion of the cash sums and other economic consideration received from the Sub-Subtenant that exceeds the base rent paid by the Company to the sublandlord after deducting certain of the Company's costs.

Future minimum payments under build-to-suit lease obligation and future minimum rentals to be received under the Sub-Sublease as of September 30, 2018 are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation	Sub-Sublease Rental
2018 (3 months)	$1,433	$647
2019	5,803	2,746
2020	5,979	2,843
2021	6,165	2,944
2022	6,350	3,047
Thereafter	6,535	3,014
Total	$32,265	$15,241
Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2018 and December 31, 2017.
Other Commitments
In April 2018, the Company decided to discontinue all development of NEOD001. The commitments table below includes the obligations under the Company’s restructuring plan following the discontinuation of the NEOD001 program.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2018, the Company had non-cancelable purchase commitments to suppliers for $1.6 million of which $0.6 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.3 million of which $0.3 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Purchase Obligations	$1,577	$1,577	$—	$—	$—	$—	$—
Contractual obligations under license agreements (1)	1,325	295	185	85	85	70	605
Obligations under restructuring plan	4,469	3,351	1,118	—	—	—	—
Total	$7,371	$5,223	$1,303	$85	$85	$70	$605

(1) Excludes future obligations pursuant to the cost-sharing arrangement under the Company’s License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
Legal Proceedings
On May 17, 2018, a purported class action lawsuit entitled Arkansas Teacher Retirement System v. Prothena Corporation plc, et al., Civil Action No. 18-cv-2865-WHA, was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers; the plaintiff voluntarily dismissed that case on July 10, 2018. On July 5, 2018, another purported class action lawsuit, entitled Michael Ramezani v. Prothena Corporation plc, et al., Civil Action No. 3:18-cv-04035-WHA, was filed in the same court against the same parties; the plaintiff voluntarily dismissed that case on July 13, 2018. On July 16, 2018, an additional purported class action lawsuit, entitled Simon James v. Prothena Corporation plc, et al., Civil Action No. 18-cv-04261-JST, was filed in the same court against the same parties; the plaintiff voluntarily dismissed that case on August 7, 2018. On July 16, 2018, another purported class action lawsuit, entitled Granite Point Capital v. Prothena Corporation plc, et al., Civil Action No. 18-cv-06425, was filed against the same parties, but in the U.S. District Court for the Southern District of New York. The plaintiff in this case, as in the previously-filed cases, seeks compensatory damages, costs and expenses in an unspecified amount on behalf of a putative class of persons who purchased the Company’s ordinary shares between October 15, 2015 and April 20, 2018, inclusive. The complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the U.S. Securities and Exchange Commission during the putative class period, regarding the clinical trial results and prospects for approval of the Company’s NEOD001 drug development program. On September 17, 2018, the plaintiff in the Granite Point Capital lawsuit, together with the plaintiff in the previously-dismissed Simon James lawsuit, filed a motion with the court in the Granite Point Capital lawsuit seeking to be appointed as the lead plaintiffs in that purported class action. That motion was granted on October 31, 2018, and that proceeding is now entitled In re Prothena Corporation plc Securities Litigation. Because the Company is in the early stages of this proceeding, the Company is not able to estimate a reasonably possible loss or range of loss, if any, that could result from the proceeding.
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

As of January 1, 2018, the Company did not record any changes to the opening balance of the accumulated deficit since the cumulative effect of applying the new revenue standard was the same as applying ASC 605. The impact of the adoption of ASC 606 to revenues for the three and nine months ended September 30, 2018 was an increase of $0.3 million and $0.8 million, respectively, both of which represent the revenue recognized for the development services provided by the Company during the period that is reimbursable by Roche. Historically, the Company recorded such reimbursement as an offset against its R&D expenses under ASC 605. Upon the adoption of ASC 606, the reimbursement for development services is now included as part of the Company’s collaboration revenue.

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

As of September 30, 2018 and December 31, 2017, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of September 30, 2018, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of September 30, 2018, there were no remaining Research Services performance obligations. Prior to the adoption of ASC 606, the Company recognized Research Services as collaboration revenue as earned.
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

Revenue and Expense Recognition

The Company recognized $0.3 million and $0.8 million as collaboration revenue for the three and nine months ended September 30, 2018 for Additional Development Services and $nil for Research Services, as compared to $0.2 million and $0.7 million of Research Services as collaboration revenue for the three and nine months ended September 30, 2017, respectively. The Company recorded $0.3 million and $1.4 million of reimbursement for Additional Development Services from Roche for the three and nine months ended September 30, 2017, respectively, as offset to R&D expenses. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $3.1 million and $9.5 million in R&D expenses for payments made to Roche during the three and nine months ended September 30, 2018, as compared to $1.6 million and $5.7 million for the three and nine months ended September 30, 2017, respectively.
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
In June 2017, the Company achieved a $30.0 million clinical milestone under the License Agreement as a result of dosing of first patient in Phase 2 study for PRX002. The milestone was accounted for under ASC 605 and was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. As such, the Company recognized $26.6 million of the $30.0 million milestone as collaboration revenue and $3.4 million as an offset to R&D expenses during the nine months ended September 30, 2017. The Company did not achieve any clinical and regulatory milestones under the License Agreement during the three and nine months ended September 30, 2018.
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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three and nine months ended September 30, 2018.
9. Shareholders' Equity
Ordinary Shares
As of September 30, 2018, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,863,711 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2018, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2018. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
10. Share-Based Compensation
2018 Long Term Incentive Plan (“2018 LTIP”)
In May 2018, the Company’s shareholders approved the 2018 Long Term Incentive Plan (the “2018 LTIP”), which provides for the grant of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options under the 2018 LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life. Under the 2018 LTIP, the number of ordinary shares authorized for issuance under the 2018 LTIP is equal to the sum of (a) 1,800,000 shares, (b) 1,177,933 shares that were available for issuance under the 2012 LTIP as of the May 15, 2018 effective date of the 2018 LTIP, and (c) any shares subject to issued and outstanding awards under the Amended and Restated Long Term Incentive Plan (the "2012 LTIP") that expire, are cancelled or otherwise terminate following the effective date of the 2018 LTIP; provided, that no more than 2,500,000 shares may be issued pursuant to the exercise of ISOs.
Amended and Restated 2012 Long Term Incentive Plan
Prior to the effective date of the 2018 LTIP, employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, received equity awards under the 2012 LTIP. Options under the 2012 LTIP were granted for periods up to ten years. All options issued to date have had a ten year life.
Shares Available for Grant
The Company granted nil and 162,500 share options during the three months ended September 30, 2018 and 2017, respectively, and 4,046,300 and 1,447,300 share options during the nine months ended September 30, 2018 and 2017, respectively, in aggregate under the 2012 LTIP and the 2018 LTIP. The Company’s option awards generally vest over four years. As of September 30, 2018, 1,009,486 ordinary shares remained available for grant under the 2018 LTIP, and options to purchase 7,252,600 ordinary shares, in aggregate under the 2012 LTIP and the 2018 LTIP were outstanding with a weighted-average exercise price of approximately $27.87 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2022 related to unvested share-based payment awards at September 30, 2018 is $75.2 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 3.27 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the three and nine months ended September 30, 2018 and 2017 was based on awards granted under the 2012 LTIP and the 2018 LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,888	$2,820	$7,699	$7,863
General and administrative	4,154	4,282	12,554	11,494
Restructuring costs (1)	—	—	2,512	—
Total share-based compensation expense	$7,042	$7,102	$22,765	$19,357

(1)
Restructuring costs for the three and nine months ended September 30, 2018 includes $nil and $2.5 million, respectively, of share-based compensation expense related to the contractual acceleration of vesting of certain stock options granted to executive officers.

For the three months ended September 30, 2018 and 2017, the Company recognized tax benefits from share-based awards of $1.3 million and $1.1 million, respectively, and $3.4 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended September 30, 2018 and 2017 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	—%	71.2%	79.4%	72.6%
Risk-free interest rate	—%	2.0%	2.8%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	—	6.0	6.0	6.0
Weighted average grant date fair value	$—	$38.06	$13.82	$35.63
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	4,406,752	$38.93	7.60	$30,455
Granted	4,046,300	20.39
Exercised	(206,411)	22.70
Canceled	(994,041)	47.51
Outstanding at September 30, 2018	7,252,600	$27.87	7.46	$3,764
Vested and expected to vest at September 30, 2018	6,742,150	$28.23	7.36	$3,763
Vested at September 30, 2018	2,494,497	$32.33	5.47	$3,759

The total intrinsic value of options exercised was $0.3 million and $13.6 million during the three months ended September 30, 2018 and 2017, respectively, and $2.4 million and $39.5 million during the nine months ended September 30, 2018 and 2017, respectively, determined as of the date of exercise.
11. Restructuring

In May 2018, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s April 23, 2018 announcement of its decision to discontinue further development of NEOD001.

The Company incurred aggregate restructuring charges of approximately $17.7 million for the nine months ended September 30, 2018. Restructuring charges incurred under this plan primarily consisted of employee termination benefits and and contract termination costs primarily associated with exit fees relating to third-party manufacturers that we contracted with for NEOD001 clinical and commercial supplies. Employee termination benefits include severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring costs in the Condensed Consolidated Statements of Operations. Substantially all of the cash payments are expected to be paid out by the end of the first quarter of 2019. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the three and nine months ended September 30, 2018 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Other(2)	Total
Balance at March 31, 2018	$—	$—	$—	$—
Restructuring charges	8,507	9,875	—	18,382
Non cash charges	2,512	—	—	2,512
Reductions for cash payments	(2,119)	(96)	—	(2,215)
Foreign Exchange	(5)	(278)	—	(283)
Balance at June 30, 2018	$8,895	$9,501	$—	$18,396
Restructuring charges	502	5	705	1,212
Adjustments(1)	(36)	(4,348)	—	(4,384)
Reduction in non cash charges	(948)	—	—	(948)
Reductions for cash payments	(3,157)	(5,167)	(65)	(8,389)
Foreign Exchange	12	9	—	21
Balance at September 30, 2018	$5,268	$—	$640	$5,908

(1) Adjustments include a $4.3 million reduction in contract termination costs resulting from renegotiation of a commercial supply agreement. On July 20, 2018, the Company entered into a Termination and Release Agreement to the Commercial Supply Contract (the “CSC”) with Rentschler Biopharma SE. Under the Termination and Release Agreement, the Company agreed to pay €4.1 million in full and final settlement of any and all remaining payments owed by the Company under the CSC, including without limitation, any and all exit fees. This amount is a reduction of €3.7 million from the €7.8 million included in the restructuring liability as of June 30, 2018.

(2) Includes $0.7 million of costs incurred related to the sub-sublease of the Current SSF Facility as discussed in Note 7, “Commitments and Contingencies”.

The total amount expected to be incurred in connection with the restructuring plan is $17.9 million. The cumulative amount incurred to date is $17.7 million as of September 30, 2018. As of September 30, 2018, the restructuring liability is included in current liabilities on the consolidated balance sheets.

12. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax provision of $1.0 million and an income tax benefit of $1.0 million for the three and nine months ended September 30, 2018, respectively, as compared to an income tax benefit of $1.7 million and $4.7 million for the three and nine months ended September 30, 2017, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized and U.S. income taxed at different rates. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. Further, excess benefits of stock compensation have been recorded as a benefit to the tax provision for all periods presented. For the three and nine months ended September 30, 2018, the Company recorded a net tax shortfall of $1.0 million and $1.3 million, respectively as compared to excess tax benefits of $2.0 million and $5.4 million, respectively, for the three and nine months ended September 30, 2017 all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company’s income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law. It contains many significant changes to the U.S. income tax laws. The TCJA is effective in the first quarter of 2018 and, among other things, lowers the Company’s U.S. federal income tax rate from 34% to 21%. Accordingly, for the year ended December 31, 2017, the Company recorded a provisional tax benefit of $0.4 million related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of September 30, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017.

As of September 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA, but recorded a provisional net tax benefit based on the Company’s best estimates. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the TCJA and are subject to revision as the Company receives and interprets any additional clarification and implementation guidance issued by the U.S. Treasury Department, IRS and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company anticipates its accounting for the tax effects of the TCJA will be completed in 2018.
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
  No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. and Swiss subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested and is evaluating the Swiss undistributed earnings. The Company considers any potential tax associated with the distribution of Swiss earnings to be insignificant.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our objective to fundamentally change the course of progressive, life-threatening diseases; our goal of advancing a pipeline of therapeutic candidates for a number of potential indications and novel targets; when we expect to have made substantially all cash payments under our restructuring plan; our expectation of continued impacts on our income tax expense from fluctuations in our stock price; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; and our estimates of certain future contractual obligations. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Part II Item 1A - Risk Factors of this Form 10-Q:

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

Overview

Prothena Corporation plc is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by a deep scientific understanding built over decades of neuroscience research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab, or PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau and Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders, and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia).

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

Except for the accounting policies for revenue recognition that was updated as a result of adopting ASC 606, there were no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2018 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K.
Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended September 30, 2018 , as compared to the recent accounting pronouncements described in our 2017 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Collaboration revenue	$255	$219	16%
Total revenue	$255	$219	16%

	Nine Months Ended September 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Collaboration revenue	$761	$27,290	(97)%
Total revenue	$761	$27,290	(97)%
Total revenue was $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $27.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche. For the nine months ended September 30, 2017, collaboration revenue recognized also includes $26.6 million of a $30.0 million clinical milestone from Roche. See Note 8, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Roche License Agreement for more information.
Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Research and development	$18,515	$41,315	(55)%
General and administrative	9,235	12,438	(26)%
Restructuring costs	(3,172)	—	nm
Total operating expenses	$24,578	$53,753	(54)%

	Nine Months Ended September 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Research and development	84,673	$101,045	(16)%
General and administrative	34,456	34,182	1%
Restructuring costs	17,732	—	nm
Total operating expenses	$136,861	$135,227	1%
_____________
nm = not meaningful
Total operating expenses consist of research and development (“R&D”) expenses, general and administrative (“G&A”) expenses and restructuring costs. Our operating expenses for the three and nine months ended September 30, 2018 were $24.6 million and $136.9 million, respectively, and for the three and nine months ended September 30, 2017 were $53.8 million and $135.2 million, respectively.
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
Research and Development Expenses
Our R&D expenses decreased by $22.8 million, or 55%, for the three months ended September 30, 2018, and decreased by $16.4 million, or 16%, for the nine months ended September 30, 2018, as compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2018, compared to the same periods in the prior year, was primarily due to a decrease in external expenses related to product manufacturing and to a lesser extent lower clinical trial costs associated primarily with the NEOD001 program and lower personnel costs, offset in part by higher expense associated with PRX002/RG7935.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, PRX002/RG7935, PRX003 and PRX004) and other R&D expenses for the three and nine months ended September 30, 2018 and 2017, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2018	2017	2018	2017
NEOD001(1)	$8,069	$31,514	$53,413	$75,960	$305,621
PRX002/RG7935(2)	3,570	2,193	10,702	4,389	61,450
PRX003(3)	—	3,205	362	8,375	59,036
PRX004(4)	3,745	3,271	12,125	9,923	42,290
Other R&D(5)	3,131	1,132	8,071	2,398
	$18,515	$41,315	$84,673	$101,045

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program has been separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. In April 2018, we announced that we were discontinuing development of NEOD001. Since that date we have incurred costs associated with the close out of our Phase 2b PRONTO, Phase 3 VITAL as well as the open label extension studies of NEOD001.

(2)
Cumulative R&D costs to date for PRX002/RG7935 and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. PRX002/RG7935 costs include payments to Roche for our share of the development expenses incurred by Roche related to PRX002/RG7935 programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three and nine months ended September 30, 2018, $0.3 million and $0.8 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue as a result of the adoption of new revenue standard. For the three and nine months ended September 30, 2017, $0.3 million and $4.8 million, respectively, were recorded as an offset to R&D expenses including $3.4 million (for a portion of the $30.0 million milestone received from Roche in the nine months ended September 30, 2017), as well as reimbursements from Roche for development services.

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

General and Administrative Expenses
Our G&A expenses decreased by $3.2 million, or 26%, for the three months ended September 30, 2018, and increased by $0.3 million, or 1%, for the nine months ended September 30, 2018, as compared to the same periods in the prior year. The decrease for the three months ended September 30, 2018, compared to the same period the prior year, was primarily due to lower personnel costs (including share based compensation expense) and lower consulting expenses. The increase for the nine months ended September 30, 2018, compared to the same period in the prior year, was primarily due to a gain recognized from the assignment of an operating lease in 2017 with no corresponding amount in 2018, higher legal fees and to a lesser extent higher personnel costs (including share-based compensation expenses), offset in part by lower consulting expenses.

Restructuring Costs

In May 2018, we commenced a reorganization plan to reduce our operating costs and better align our workforce with the needs of our business following our decision in April 2018 to discontinue further development of NEOD001. On July 20, 2018, we entered into a Termination and Release Agreement to the Commercial Supply Contract (the “CSC”) with Rentschler Biopharma SE. Under the Termination and Release Agreement, we agreed to pay €4.1 million in full and final settlement of any and all remaining payments owed by us under the CSC, including without limitation, any and all exit fees. This amount is a reduction of €3.7 million from the €7.8 million included in the restructuring liability as of June 30, 2018. We have incurred aggregate restructuring charges of approximately $17.7 million for the nine months ended September 30, 2018. Restructuring charges incurred under this plan primarily consist of employee termination benefit and contract termination costs. Employee termination benefits include severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Substantially all of the cash payments are expected to be paid out by the end of the first quarter of 2019. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction. See Note 11, "Restructuring" to the Condensed Consolidated Financial Statements for more information.
Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Interest income	$1,727	$1,047	65%
Interest expense	(936)	(929)	1%
Interest income, net	791	118	570%
Other income (expense)	(65)	(683)	(90)%
Total other income (expense), net	$726	$(565)	(228)%

	Nine Months Ended September 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Interest income	$4,583	$2,531	81%
Interest expense	(2,761)	(2,759)	—%
Interest income (expense), net	1,822	(228)	(899)%
Other income (expense)	73	(1,967)	(104)%
Total other income (expense), net	$1,895	$(2,195)	(186)%
Interest income (expense), net increased by $0.7 million, or 570%, for the three months ended September 30, 2018, and increased by $2.1 million, or 899%, for the nine months ended September 30, 2018, as compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2018, compared to the same periods in the prior year, were primarily due to higher interest income associated with higher balances in our cash and money market accounts.
Other income (expense), net for the three and nine months ended September 30, 2018 and 2017 were primarily due to foreign exchange gain (losses) from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Provision for (benefit from) income taxes	$962	$(1,705)	(156)%

	Nine Months Ended September 30,		Percentage Change
	2018	2017
	(Dollars in thousands)
Benefit from income taxes	$(1,021)	$(4,653)	(78)%

The provision for income taxes for the three months ended September 30, 2018 was $1.0 million and the benefit from income taxes for three months ended September 30, 2017 was $1.7 million. The tax benefits from income taxes for the nine months ended September 30, 2018 and 2017 were $1.0 million and $4.7 million, respectively. The benefit from income taxes decreased by $2.7 million for the three months ended September 30, 2018, and decreased by $3.6 million for the nine months ended September 30, 2018, as compared to the same periods in the prior year, primarily due to lower excess tax benefits in the three and nine months ended September 30, 2018.
For the three and nine months ended September 30, 2018, we recorded a net tax shortfall of $1.0 million and $1.3 million, respectively, as compared to excess tax benefits of $2.0 million and $5.4 million, respectively, for the three and nine months ended September 30, 2017, as part of our income tax provision related to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of stock options.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the U.S. The TCJA significantly changed existing U.S. tax law and includes numerous provisions that will affect our business going forward, including changes to the U.S. federal statutory tax rate, the repeal of alternative minimum tax, and additional limits on the deductibility of executive compensation, among other things. The TCJA reduced the U.S. federal statutory tax rate from 34% to 21% effective January 1, 2018. Accordingly, for the year ended December 31, 2017, we recorded a provision tax benefit of $0.4 million related to the remeasurement of our U.S. deferred tax assets to reflect the lower statutory tax rate. As of September 30, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017.
As of September 30, 2018, we have not completed our accounting for the tax effects of the TCJA, but recorded provisional net tax benefit based on our best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the TCJA and are subject to revision as we receive and interpret any additional clarification and implementation guidance issued by the U.S. Treasury Department, Internal Revenue Service (the “IRS”) and other standard-setting bodies. Any adjustments to the provisional amounts recorded will be included as an adjustment to the provision for income taxes. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We anticipate our accounting for the tax effects of the TCJA will be completed in 2018.
Liquidity and Capital Resources
Overview

	September 30,	December 31,
	2018	2017
Working capital	$433,281	$388,956
Cash and cash equivalents	451,512	417,620
Total assets	524,626	496,329
Total liabilities	184,976	89,140
Total shareholders’ equity	339,650	407,189
Working capital was $433.3 million as of September 30, 2018, an increase of $44.3 million from working capital of $389.0 million as of December 31, 2017. This increase in working capital during the nine months ended September 30, 2018 was primarily due to a higher net cash and cash equivalents balance resulting from a $100.0 million upfront payment from the Celgene Collaboration Agreement and to a lesser extent from the proceeds of $50.0 million from our share subscription agreement with Celgene, which were partially offset by use of $136.9 million for operating expenses (adjusted to exclude non-cash charges).
As of September 30, 2018, we had $451.5 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of September 30, 2018, $94.2 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Nine Months Ended September 30, 2018 and 2017
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(7,024)	$(91,659)
Net cash used in investing activities	(432)	(3,145)
Net cash provided by financing activities	41,348	163,942
Net increase in cash and cash equivalents and restricted cash	$33,892	$69,138
Cash Used in Operating Activities

Net cash used in operating activities was $7.0 million for the nine months ended September 30, 2018, was primarily due to $136.9 million for operating expenses (adjusted to exclude non-cash charges) and a decrease in account payables and accrued liabilities, which were partially offset by $110.2 million in deferred revenue related largely to the upfront payment from the Celgene Collaboration Agreement, reduction in prepaid and other assets and increase in restructuring liabilities.
Net cash used in operating activities was $91.7 million for the nine months ended September 30, 2017, primarily due to use of $135.2 million for operating expenses (adjusted to exclude non-cash charges), an increase in prepaid expenses and other current assets, which were partially offset by an increase in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $0.4 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 were primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $41.3 million for the nine months ended September 30, 2018, primarily from the $39.8 million proceeds from Celgene’s subscription of ordinary shares at market value and, to a lesser extent, from the $4.7 million proceeds from issuances of ordinary shares upon exercises of stock options.
Net cash provided by financing activities was $163.9 million for the nine months ended September 30, 2017, primarily from the $150.3 million net proceeds from our March 2017 public offering and $15.4 million from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At September 30, 2018, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of September 30, 2018 consisted of minimum cash payments under a build-to-suit lease obligation of $32.3 million, operating leases of $1.7 million, purchase obligations of $1.6 million (of which $0.6 million is included in accrued current liabilities), obligations under our restructuring plan of $4.5 million and contractual obligations under license agreements of $1.3 million (of which $0.3 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In August 2015, we entered into an agreement to lease 6,258 square feet of office space in Dún Laoghaire, Ireland. This lease has a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It is also subject to a rent review every five years. As a result of this noncancelable operating lease, we are obligated to make lease payments totaling approximately €2.0 million, or $2.3 million as converted using an exchange rate as of September 30, 2018, over the term of the lease, assuming current lease payments. Of this obligation, approximately $1.7 million remains outstanding as of September 30, 2018.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $32.3 million remains outstanding as of September 30, 2018.
In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The lease term expires on November 30, 2019. As of September 30, 2018, we are obligated to make lease payments over the term of the lease of approximately €22,000, or $26,000 as converted using an exchange rate as of September 30, 2018.
The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases (1)	$1,686	$62	$264	$240	$240	$240	$640
Minimum cash payments under build-to-suit lease obligation (1)	32,265	1,433	5,803	5,979	6,165	6,350	6,535
Purchase obligations	1,577	1,577	—	—	—	—	—
Obligations under restructuring plan	4,469	3,351	1,118	—	—	—	—
Contractual obligations under license agreements (2)	1,325	295	185	85	85	70	605
Total	$41,322	$6,718	$7,370	$6,304	$6,490	$6,660	$7,780

(1) See Note 7, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $0.1 million during the nine months ended September 30, 2018 and a loss on foreign currency exchange rate differences of approximately $2.0 million during the nine months ended September 30, 2017. If we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement with Roche.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 17, 2018, a purported class action lawsuit entitled Arkansas Teacher Retirement System v. Prothena Corporation plc, et al., Civil Action No. 18-cv-2865-WHA, was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers; the plaintiff voluntarily dismissed that case on July 10, 2018. On July 5, 2018, another purported class action lawsuit, entitled Michael Ramezani v. Prothena Corporation plc, et al., Civil Action No. 3:18-cv-04035-WHA, was filed in the same court against the same parties; the plaintiff voluntarily dismissed that case on July 13, 2018. On July 16, 2018, an additional purported class action lawsuit, entitled Simon James v. Prothena Corporation plc, et al., Civil Action No. 18-cv-04261-JST, was filed in the same court against the same parties; the plaintiff voluntarily dismissed that case on August 7, 2018. On July 16, 2018, another purported class action lawsuit, entitled Granite Point Capital v. Prothena Corporation plc, et al., Civil Action No. 18-cv-06425, was filed against the same parties, but in the U.S. District Court for the Southern District of New York. The plaintiff in this case, as in the previously-filed cases, seeks compensatory damages, costs and expenses in an unspecified amount on behalf of a putative class of persons who purchased the Company’s ordinary shares between October 15, 2015 and April 20, 2018, inclusive. The complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the U.S. Securities and Exchange Commission during the putative class period, regarding the clinical trial results and prospects for approval of the Company’s NEOD001 drug development program. On September 17, 2018, the plaintiff in the Granite Point Capital case, together with the plaintiff in the previously-dismissed Simon James lawsuit, filed a motion with the court in the Granite Point Capital case seeking to be appointed as the lead plaintiffs in that purported class action. That motion was granted on October 31, 2018, and that proceeding is now entitled In re Prothena Corporation plc Securities Litigation.

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
As of September 30, 2018, we had cash and cash equivalents of $451.5 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventually commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

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
We are a defendant in a purported securities class action lawsuit, which could result in substantial costs, divert our management’s time and attention from our business and have an adverse outcome.
As described in Note 7, “Commitments and Contingencies - Legal Proceedings” of the Notes to Consolidated Financial Statements and Item 1 - Legal Proceedings of this Form 10-Q, a purported class action lawsuit has been filed against us and certain of our current and former officers. This lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. We believe that the lawsuit lacks merit and we intend to vigorously defend against it. However, this lawsuit, like any litigation, is subject to inherent uncertainties, the outcome is necessarily uncertain and we might not prevail. Moreover, defending against the lawsuit could result in substantial costs and be time-consuming and distracting to our management and internal resources, which could have an adverse effect on our business, results of operations or financial condition.
Your percentage ownership in Prothena may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2018, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 1,009,486.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1	Termination and Release Agreement, dated July 20, 2018, between Prothena Biosciences Limited and Rentschler Biopharma SE					X

10.2(a)	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences Inc and Assembly Biosciences, Inc.					X

10.2(b)	Consent to Sub-Sublease, dated as of September 19, 2018, among Prothena Biosciences Inc, Assembly Biosciences. Inc., Amgen Inc. and HCP BTC, LLC					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________

#	Indicates management contract or compensatory plan or arrangement.

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

Dated:	November 6, 2018	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer