Form 10-K
period 2018-12-31
Prothena Corp plc
filed 2019-03-15
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission file number: 001-35676
______________________________________
PROTHENA CORPORATION PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
______________________________________

Ireland	98-1111119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Sir John Rogerson’s Quay, Block C Grand Canal Docklands Dublin 2, D02 T804, Ireland
(Address of principal executive offices, including Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $406.7 million, based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
39,863,711 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of March 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 21, 2019 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2018.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2018

PART I
ITEM 1. BUSINESS
Overview

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by its deep scientific understanding built over decades of neuroscience research, Prothena is advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab - PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau, Aβ (Amyloid beta), and TDP-43, where its scientific understanding of disease pathology can be leveraged.

We were formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.

Our Strategy

Our goal is to be a leading neuroscience company focused on the discovery and development of novel therapies for the treatment of neurological diseases. Key elements of our strategy to achieve this goal are to:

•	Concentrate our discovery and development efforts in areas where we have decades of scientific expertise and experience.

We leverage our core scientific expertise and proprietary technology to develop innovative therapeutics for the potential treatment of neurological diseases with major unmet medical needs. To date, our scientists are primarily focused on the biology of diseases caused by protein misfolding and our approach leverages the unique insights derived from our decades of research and development in this area. Our approach to advancing new compounds from discovery through clinical development is based on a deep understanding of how to optimally target proteins, assess target engagement and disease progression and develop potential therapeutics that relevantly influence biology. Once we formulate a novel hypothesis or approach, we determine how to optimally intervene against a known target. For example, if we select an antibody approach, we generate antibodies against a target, characterize specific and selective antibodies in vitro and then use them to test the initial hypothesis in vivo using animal models of disease. We sometimes rely on the use of animal models that have been extensively developed by external laboratories. To establish early clinical proof of concept for our programs, we leverage our insight of disease pathology and, when possible, employ biomarker endpoints as a way to detect signals of biological activity. We may elect to start clinical testing in indications that have well-established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, either by us or potential partners.

•	Focus on diseases that lack effective therapies.

We focus on the development of therapies for serious and/or life-threatening neurological diseases that currently lack effective therapies or in areas where current therapies have known limitations. Our efforts in Parkinson’s disease, Alzheimer’s disease, amyloidoses and other diseases are examples of this.

In Parkinson’s disease, currently approved therapies focus on the alleviation of symptoms without addressing the underlying cause of the disease. Prothena is focusing its efforts to develop a therapeutic with the potential to slow the progression of Parkinson’s disease by targeting α-synuclein protein. Synucleins are a family of proteins, of which there are three known members: α-synuclein, β-synuclein, and γ-synuclein. The α- and β-synuclein proteins are found primarily in brain tissue. There is genetic evidence that α-synuclein plays a fundamental role in Parkinson’s disease, and an increasing body of evidence demonstrates that pathogenic forms of α-synuclein can be propagated and transmitted from cell to cell. Prothena’s scientists have developed prasinezumab (PRX002/RG7935) - an investigational monoclonal antibody targeting the pathogenic aggregated form of α-synuclein - that is designed to slow or reduce the neurodegeneration associated with α-synuclein misfolding and/or its transmission. We are developing prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies.

Moving forward, we intend to advance new discovery-stage therapeutics for other neurological diseases with unmet medical needs, and our discovery efforts targeting tau, Aβ and TDP-43 for the potential treatment of Alzheimer’s disease (AD), frontotemporal dementia (FTD) and amyotropic lateral sclerosis (ALS) are examples of this.

•	Pursue strategic business development opportunities and collaborations and leverage external resources.

We rely on strategic business development and R&D collaborations and a combination of internal and external resources to advance our objectives.

Our robust discovery engine generates monoclonal antibodies that have the potential to treat unmet medical needs. For investigational therapeutic antibody programs targeting broad patient populations that may require large clinical trials and development investment, we may seek to collaborate or license these programs to pharmaceutical or biotechnology companies for development and/or commercialization. Our collaboration with Roche to develop prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies and our global neuroscience R&D collaboration with Celgene that is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases are good examples of this.

We also consider highly focused opportunities to acquire or license rights to differentiated neuroscience product candidates or technologies to complement our existing R&D pipeline. Our license and option agreement with Bioasis Technologies Inc. to explore the application of Bioasis’s xB3 platform technology to increase the delivery of therapeutics across the blood-brain barrier (BBB) is an example of this.

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

Our Research and Development Pipeline

Our research and development pipeline includes two therapeutic antibody programs in clinical development: Prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; and PRX004, for the potential treatment of ATTR amyloidosis.

In addition to our clinical development pipeline, we have a number of discovery-stage programs targeting proteins implicated in neurological diseases including tau and Aβ for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and TDP-43 for the potential treatment of amyotrophic lateral sclerosis and frontotemporal dementia. Tau, TDP-43 and a third undisclosed neurodegenerative target are the focus of our collaboration with Celgene.

In April 2018, we announced the discontinuation of development of NEOD001, an investigational antibody that was being evaluated for the treatment of AL amyloidosis. The decision was based on results from the Phase 2b PRONTO study which did not meet its primary or secondary endpoints, and a futility analysis of the Phase 3 VITAL study.

The following table summarizes the status of our research and development pipeline:

Prasinezumab (PRX002/RG7935) for the Potential Treatment of Parkinson’s Disease and Other Synucleinopathies

Prasinezumab is an investigational monoclonal antibody targeting α-synuclein, and is designed to slow the progressive neurodegeneration associated with synuclein misfolding and/or the cell-to-cell transmission of the pathogenic forms of synuclein in Parkinson’s disease and other synucleinopathies. Prasinezumab is the focus of our worldwide collaboration with Roche.

In December 2013, we entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab. Together with Roche, we aim to develop prasinezumab as a potential treatment to alter the progression of underlying disease pathology for Parkinson’s disease and possibly other synucleinopathies. For more information on the License Agreement, see the information below.

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

There is genetic evidence for a causal role of α-synuclein in Parkinson’s disease. In rare cases of familial forms of Parkinson’s disease, there are mutations in the synuclein protein sequence, or duplication and triplications of the relevant gene leading to overproduction of α-synuclein, which may cause α-synuclein protein to aggregate and form amyloid-like fibrils that contribute to the disease. There is also increasing evidence that this disease-causing α-synuclein can be propagated and transmitted from neuron to neuron, resulting in a spreading of neuronal death. Recent studies in cellular and animal models suggest that the spread of α-synuclein-associated neurodegeneration can be disrupted by targeting aberrant forms of α-synuclein.

Parkinson’s disease is a degenerative disorder of the central nervous system (CNS) that affects approximately seven to ten million people worldwide, with incidence increasing based on an aging population. It is the second most common neurodegenerative disease after Alzheimer's. The disease is characterized by the neuronal accumulation of aggregated α-synuclein in the CNS and peripheral nervous system that results in a wide spectrum of worsening progressive motor and non-motor symptoms. While diagnosis relies on motor symptoms classically associated with Parkinson's disease, non-motor symptoms may present many years earlier. Current treatments for Parkinson’s disease are primarily directed at managing the early motor symptoms of the disease, mainly through the use of levodopa and dopamine agonists and only address a subset of symptoms such as motor impairment, dementia or psychosis. Symptomatic therapies do not target the underlying cause of the disease and as the disease progresses and dopaminergic neurons continue to be lost, these drugs lose effectiveness, often leading to debilitating side effects as the disease progresses. The goal of our approach is to slow the progressive neurodegenerative consequences of disease, a current unmet need. Prasinezumab preferentially targets aggregated α-synuclein and may slow or reduce the neurodegeneration associated with synuclein misfolding and/or transmission.

Clinical Development Program for Prasinezumab

Prior to initiating clinical trials, we tested the efficacy of prasinezumab in various cellular and animal models of α-synuclein-related disease. In transgenic mouse models of Parkinson’s disease, passive immunization with 9E4, the murine version of prasinezumab, reduced the appearance of α-synuclein pathology, protected synapses and improved performance by the mice in behavioral testing.

During 2014, together with Roche, we advanced prasinezumab into clinical development with the initiation of two Phase 1 studies. Results of the first study, a Phase 1 double-blind, placebo-controlled, single ascending dose trial, were presented in June 2015 as part of the late breaking session at the 19th International Congress of Parkinson's Disease and Movement Disorders and published in December 2016 in the journal Movement Disorders. The data demonstrated that prasinezumab was safe and well-tolerated in healthy volunteers, meeting the primary objective of the study. Further, results from this study showed that administration of prasinezumab led to a mean reduction of free serum α-synuclein levels of up to 96.5%. These overall results were statistically significant (p < 0.0001). Reduction of free serum α-synuclein, a protein potentially involved in the onset and progression of Parkinson's disease and the target of prasinezumab, was shown to be rapid, and dose- and time-dependent after a single dose. No serious adverse events or hypersensitivity reactions were reported. Prasinezumab demonstrated favorable pharmacokinetic properties. The most common treatment emergent adverse events were headache, nausea, vessel puncture site pain, viral infection, and viral upper respiratory tract infection. In this study, all prasinezumab-related adverse events were mild, no dose limiting toxicities were observed and no anti-drug antibodies were detected.

Results of the second study, a Phase 1b double-blind, placebo-controlled, multiple ascending dose study of prasinezumab in 80 patients with Parkinson’s disease that was designed to assess the safety, tolerability, pharmacokinetics and immunogenicity of prasinezumab, were presented by Dr. Joseph Jankovic of Baylor College of Medicine in April 2017 in a late-breaking therapeutic strategies session at the 13th International Conference on Alzheimer’s and Parkinson’s Disease (AD/PD).

The 80 patients with Parkinson’s disease in this study were randomized into six escalating dose cohorts to receive prasinezumab or placebo (2:1 randomization for 0.3, 1, 3 or 10 mg/kg, and 3:1 randomization for 30 or 60 mg/kg). In this six-month study, patients received three monthly doses (intravenous infusion once every 28 days) of prasinezumab or placebo and were followed for an observational period of three months. All dose levels of prasinezumab were found to have an acceptable safety and tolerability profile in patients with Parkinson’s disease, meeting the primary objective of the study. CNS penetration was demonstrated by a dose-dependent increase in prasinezumab levels in cerebrospinal fluid (CSF), and a mean concentration of prasinezumab in CSF of 0.3% relative to serum across all dose levels, which exceeded our expectations based on our preclinical experience. Data from the study also demonstrated rapid, dose- and time-dependent mean reduction in levels of free serum α-synuclein of up to 97% after a single dose, which were statistically significant (p < 0.0001), and maintained following two additional monthly doses. No serious or severe treatment emergent adverse events (TEAEs) were reported in prasinezumab treated patients. No TEAEs were observed in ten percent or more of prasinezumab treated patients. TEAEs greater than placebo in five percent or more of prasinezumab treated patients, regardless of relationship to prasinezumab, included constipation, infusion related reactions (IRRs), diarrhoea, headache, peripheral oedema, post lumbar puncture syndrome and upper respiratory tract infection. Mild-to-moderate IRRs, that all resolved, were limited to the 60 mg/kg dose cohort and were observed in four of 12 treated patients. No dose-limiting toxicities were observed. Prasinezumab demonstrated acceptable pharmacokinetic properties.

In June 2018, we published results from the Phase 1b multiple ascending dose study of prasinezumab in patients with Parkinson’s disease in JAMA Neurology. The paper is entitled “Safety and Tolerability of Multiple Ascending Doses of PRX002/RG7935, an Anti-α-Synuclein Monoclonal Antibody, in Patients With Parkinson Disease: A Randomized Clinical Trial.”

The results from this study further supported advancing prasinezumab into the Phase 2 study, PASADENA, which was initiated by Roche in the second quarter of 2017 and is fully enrolled. PASADENA is a two-part Phase 2 clinical study in early Parkinson's disease patients that is being conducted by Roche. Part 1 is a randomized, double-blind, placebo-controlled, three-arm study and has enrolled 316 patients to evaluate the efficacy and safety of prasinezumab in patients over 52 weeks. In part 1, patients have been randomized on a 1:1:1 basis to receive one of two active doses (1500 mg or 4500 mg) of prasinezumab or placebo via intravenous infusion once every 4 weeks. Patients enrolled in the study must not be on dopaminergic therapy and are not be expected to require dopaminergic therapy for at least 52 weeks. Part 2 of the study is a 52-week blinded extension phase in which patients from the placebo arm of the study will be re-randomized onto one of two active doses on a 1:1 basis, so that all participants will be on active treatment. Patients who were originally randomized to an active dose will continue at that dose level for the additional 52 weeks. In part 2, patients will be allowed to use concomitant dopaminergic therapy. Any patient who medically requires initiation of dopaminergic therapy during part 1 will have their subsequent data censored for the primary endpoint analysis.

The primary endpoint of the Phase 2 PASADENA study is the comparison of change from baseline in the Movement Disorder Society-Unified Parkinson's Disease Rating Scale (MDS-UPDRS) total score (sections 1, 2 and 3) at the completion of part 1 (week 52) in each treatment group vs. the placebo group. The study is designed with 80% power and a one-sided alpha of 0.10 to detect a 37.5% relative between group reduction from baseline to week 52. A prespecified exploratory analysis will compare the results of the two pooled treatment arms vs. placebo. Key secondary endpoints include safety, tolerability and DaT-SPECT imaging.

For more information on the Phase 2 PASADENA study, please visit clinicaltrials.gov and search NCT #03100149.

License, Development, and Commercialization Agreement with Roche

In December 2013, we entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab, which are referred to in this report collectively as “Licensed Products.” The License Agreement became effective on January 17, 2014, which triggered an upfront payment to us of $30.0 million from Roche, which we received in February 2014. In July 2017, we announced that the first patient has been enrolled in PASADENA, a global Phase 2 study of prasinezumab in patients with early Parkinson’s disease. The start of the Phase 2 PASADENA study triggered a $30 million milestone payment from Roche to Prothena, which was earned in the second quarter of 2017. Prothena has so far received a total of $75 million in upfront and development milestone payments.

Pursuant to the License Agreement, we are collaborating with Roche to research and develop antibody products targeting α-synuclein. Roche is providing funding for this research collaboration, which is focused on optimizing early stage antibodies targeting α-synuclein, potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to increase delivery of therapeutic antibodies to the brain. Roche is primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products under the collaboration, including prasinezumab. Roche is responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.

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

In the U.S., Prothena and Roche share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for prasinezumab in the Parkinson’s disease indication, as well as any other licensed products and/or indications for which we opt in to co-develop and co-fund. We may opt out of the co-development and cost and profit sharing on any co-developed licensed products and instead receive U.S. commercial sales milestones totaling up to $155.0 million and tiered, single-digit to high double-digit royalties in the teens based on U.S. annual net sales, subject to certain adjustments, with respect to the applicable licensed product. In addition, we have an option under the License Agreement to co-promote prasinezumab in the U.S. in the Parkinson’s disease indication. If we exercise such option, we may also elect to co-promote additional licensed products in the U.S. approved for Parkinson’s disease or other indications calling on the same prescriber. Outside the U.S., Roche has responsibility for developing and commercializing the licensed products.

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

PRX004 for the Potential Treatment of ATTR Amyloidosis

PRX004 is an investigational antibody designed to target and clear the pathogenic, non-native or misfolded forms of the TTR protein (misTTR) found in Transthyretin amyloidosis (ATTR amyloidosis) without affecting the native, or normal tetrameric form of the protein.

ATTR amyloidosis is a rare, progressive and often fatal disease characterized by deposition of aggregates of misfolded protein, or amyloid in various tissues and organs. The TTR protein is produced primarily in the liver and in its normal tetrameric form serves as a carrier for thyroxin and vitamin A and is also implicated in neuroprotective functions. ATTR amyloidosis can be either hereditary or sporadic.

In hereditary ATTR amyloidosis, mutations in the TTR gene cause misfolded amyloid proteins to accumulate and damage body organs and tissue, such as the peripheral nerves and heart. This results in predominant symptoms of neuropathy (hereditary ATTR amyloidosis with polyneuropathy or hATTR-PN) and/or cardiomyopathy (hereditary ATTR with cardiomyopathy or hATTR-CM), as well as other disease manifestations. In hereditary ATTR (hATTR), the body makes a mutant form of the TTR protein. There are more than 100 reported types of TTR mutations that promote amyloid fibril formation, which most commonly affect the heart (hATTR-CM) and nervous system (hATTR-PN). It is estimated that there are approximately 50,000 patients with hATTR worldwide, with approximately 10,000 characterized as hATTR-PN and 40,000 characterized as hATTR-CM.

Wild-type ATTR (wtATTR) occurs sporadically and also primarily involves cardiomyopathy. Wild-type ATTR is similar to hereditary ATTR except that the protein that is deposited is the misfolded, non-mutated transthyretin protein. The wild-type transthyretin protein is less prone to forming amyloid deposits than the mutated form and patients usually develop the disease at 65 years of age or older. The prevalence of wild-type ATTR is uncertain, but many clinical experts believe there are many multiples more wild-type than hereditary patients world-wide.

Recently, new therapeutics for ATTR amyloidosis have demonstrated benefit to patients by impacting the biological pathway leading to the formation of amyloid deposits. These approaches are designed to either block or inhibit production of native forms of the TTR protein or bind to TTR and prevent tetramer dissociation but do not target the misfolded, pathogenic form of the TTR protein directly.

Clinical Development Program for PRX004

We have generated monoclonal antibodies that selectively bind to amyloidogenic (diseased) forms of the transthyretin (ATTR) protein and do not recognize the native, tetrameric form of TTR protein. Preclinical data published in March 2016 in the journal Amyloid suggest that our antibodies have unique biological activity that may lead to the prevention of deposition, and enhancement of clearance, of ATTR in patients with both wild type and hereditary TTR-mediated amyloidosis.

Additionally, we have developed a proprietary, high-sensitivity assay that specifically detects circulating non-native hATTR in plasma across multiple TTR mutations and can be used in clinical studies to monitor pharmacodynamic response to PRX004 in plasma.

In March 2018, we presented new research related to PRX004 for the potential treatment of ATTR amyloidosis at the 16th International Symposium on Amyloidosis (ISA) including data on our proprietary assay that specifically detects circulating non-native hATTR in plasma across multiple TTR mutations using a TTR antibody that binds to an epitope uniquely exposed on misfolded TTR but hidden in the native tetramer. Additional preclinical research was presented at ISA showing that conformation-specific antibodies target non-native TTR and immune mediated clearance through phagocytosis.

In May 2018, we announced the initiation of first-in-human dosing in a Phase 1 clinical study of PRX004 in patients with ATTR amyloidosis. The Phase 1 study is designed to enroll up to 36 patients with hATTR amyloidosis and is an open-label, dose escalation study to evaluate determine the safety, tolerability, pharmacokinetic, pharmacodynamic and maximum tolerated dose of PRX004 in patients with ATTR amyloidosis to inform possible future studies. The Phase 1 study includes the use of our propriety misTTR assay as a pharmacodynamic measure of the levels of non-native TTR species in plasma across multiple hereditary TTR mutations.

NEOD001 for the Potential Treatment of AL Amyloidosis

NEOD001 is an investigational monoclonal antibody that is designed to target and clear the amyloid that accumulates in AL amyloidosis.

Background on NEOD001

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

There are no approved treatments for AL amyloidosis and there is a large unmet need for therapies that specifically target soluble toxic aggregates and deposited amyloid fibrils, thereby preserving and improving vital organ function. The Amyloidosis Foundation estimates that approximately 30,000 to 45,000 patients are living with AL amyloidosis in the U.S. and European Union (the “EU”) today. It is estimated that there are approximately 10,000 to 15,000 new cases of AL amyloidosis diagnosed annually in the U.S. and EU. The cause of AL amyloidosis remains poorly understood, and we believe this disease is significantly underdiagnosed.

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

NEOD001 specifically targets the disease-causing, misfolded light chain aggregates in AL amyloidosis. Preclinical testing has demonstrated that NEOD001 reacts only with a “cryptic” epitope that is exposed only in the misfolded form of the light chain. The proposed mechanism of action of NEOD001 is to neutralize circulating soluble aggregates and clear deposited insoluble aggregates from organs. NEOD001 received Fast Track designation from the FDA in December 2014. In addition, NEOD001 was granted orphan drug designation for the treatment of AL and AA amyloidosis by the FDA in 2012 and for the treatment of AL amyloidosis by the European Medicines Agency (the “EMA”) in 2013.

Clinical Development Program for NEOD001

Prior to discontinuation of the program, Prothena had two ongoing global, multi-center, randomized, double-blind, placebo-controlled clinical studies for NEOD001: the PRONTO study (NCT# 02632786, EudraCT# 2015-004318-14) evaluated NEOD001 in previously-treated patients with AL amyloidosis and persistent cardiac dysfunction, and The VITAL Amyloidosis Study (NCT# 02312206, EudraCT# 2014-003865-11) evaluated NEOD001 in newly-diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction.

The VITAL Amyloidosis Study was initiated in December 2014 and was a Phase 3 global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in patients with AL amyloidosis. The study enrolled 260 newly diagnosed, treatment-naïve patients with AL amyloidosis and cardiac dysfunction. Patients were randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days, with both groups receiving concurrent standard of care therapy. The composite primary endpoint was event-based, with all-cause mortality or cardiac hospitalizations as qualifying events. Secondary endpoints of the study included evaluation of the quality of life evaluation Short Forum-36 (“SF-36”) and Six-Minute Walk Test.

The PRONTO study was initiated in October 2015 and was a Phase 2b global, multi-center, randomized, double-blind, placebo-controlled clinical trial for NEOD001 in previously-treated patients with AL amyloidosis and persistent cardiac dysfunction. The study enrolled 129 previously-treated patients with AL amyloidosis and persistent cardiac dysfunction. Patients were randomized on a 1:1 basis to receive 24 mg/kg of NEOD001 or placebo via intravenous infusion every 28 days. The primary endpoint was best response over 12 months of the cardiac biomarker NT-proBNP, defined by the consensus criteria of NT-proBNP change. Secondary endpoints include evaluations of SF-36 and Six-Minute Walk Test.

Results of the PRONTO study were announced in April 2018. No statistically significant differences were observed between the treatment groups on either the primary or the secondary endpoints. NEOD001 was generally safe and well tolerated.

Based on the results of the PRONTO study, we asked the independent DMC of the Phase 3 VITAL study to review a futility analysis of interim data from the ongoing VITAL study. The DMC recommended discontinuation of the VITAL study for futility.

The futility analysis was based on 103 adjudicated events of the 156 events specified to complete the study and was not statistically significant. The hazard ratio was 0.84 favoring NEOD001 vs. control arm. We therefore decided to discontinue all development of NEOD001, including the VITAL study as well as the open label extension studies. Since then, we have been undertaking an analysis of the VITAL study data.

Our Discovery Programs

We are also advancing several discovery-stage programs for neurodegenerative diseases that lack effective therapies such as Alzheimer's disease (AD), frontotemporal dementia (FTD) and amyotrophic lateral sclerosis (ALS). Our discovery pipeline includes our proprietary Aβ program as well as three programs that are the focus of our collaboration with Celgene (discussed below).

If promising, we expect to advance our discovery programs into preclinical development. New target discovery will focus on the potential treatment of neurodegenerative indications where we can bring these therapies to patients expeditiously through our internal expertise and resources. Existing late discovery-stage programs may be partnered or out-licensed. Targets in our discovery pipeline include the following:

•
Aβ, or Amyloid Beta, a protein implicated in Alzheimer’s disease (AD). Our scientists have advanced the understanding of the biology of AD and made particularly impactful and fundamental discoveries that elucidated the role amyloid plays in the disease. Today, we are advancing a new approach to design a more potent anti-Aβ antibody.

•
Tau, a protein implicated in diseases including AD, FTD, progressive supranuclear palsy (PSP), chronic traumatic encephalopathy (CTE) and other tauopathies. We have identified antibodies targeting novel epitopes on the tau protein with the potential to block misfolded tau from binding to cells and to inhibit cell-to-cell transmission, preventing downstream toxic functional effects.

Master Collaboration Agreement with Celgene

In March 2018, we entered into the Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene, under which Celgene may elect in its sole discretion to exclusively license rights to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target. The Collaboration Agreement became effective on March 20, 2018, which triggered an upfront payment to us of $100 million, as well as a further payment of approximately $50 million to subscribe for 1,174,536 of the Company’s ordinary shares at a price of $42.57 per share, pursuant to a Share Subscription Agreement (the “SSA”) as described further below.

On a program-by-program basis, following Prothena’s filing of an investigational new drug (IND) application for any of our three collaboration programs to Celgene, Celgene may elect in its sole discretion to exercise its right to receive an exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US Rights”). If Celgene exercises the US Rights for a collaboration program, it is obligated to pay Prothena an exercise fee of approximately $80 million per program. Thereafter, Celgene would have decision making authority over development activities, and all regulatory, manufacturing and commercialization activities, for antibody products targeting the relevant Collaboration Target (the “Collaboration Products”) in the U.S.

On a program-by-program basis, following completion of a Phase 1 clinical trial for a collaboration program for which Celgene has previously exercised its US Rights, Celgene may elect in its sole discretion to exercise its right with respect to such collaboration program to receive a worldwide, exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target (the “Global Rights”). If Celgene exercises its Global Rights, Celgene would be obligated to pay Prothena an additional exercise fee of $55 million for such collaboration program. The Global Rights would then replace the US Rights for that collaboration program, and Celgene would have decision making authority over developing, obtaining and maintaining regulatory approval for, manufacturing and commercializing the Collaboration Products worldwide.

After exercise of Global Rights for a collaboration program, Prothena is eligible to receive up to $562.5 million in regulatory and commercial milestones per program. For obtaining either US Rights or Global Rights for such collaboration program, Prothena will also be eligible to receive tiered royalties on net sales of Collaboration Products ranging from high single digit to high teen percentages, on a weighted average basis depending on the achieving of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the Collaboration Agreement, the agreement for US Rights and the agreement for Global Rights.

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

The research term under the Collaboration Agreement continues for a period of six (6) years, which Celgene may extend for up to two additional 12-month periods by paying an extension fee of $10 million per extension period. The term of Collaboration Agreement continues until the last to occur of the following: (i) expiration of the research term, (ii) expiration of all US Rights terms, and (iii) expiration of all Global Rights terms.

The term of any agreement for US Rights or Global Rights would continue on a Collaboration Product-by-Collaboration Product and country-by-country basis until the expiration of all Royalty Terms under such agreement.

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

Under the SSA, Celgene is subject to certain transfer and standstill restrictions, including a restriction on acquiring more than 9.9% of the Company’s share capital for a specified period of time following the closing of the subscription of the Shares, or earlier upon announcement of the intent to consummate a change of control of the Company by the Company or a third party, or expiration or termination of the Collaboration Agreement. In additional, Celgene will be entitled to request the registration of the Shares on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

In November 2018, we announced that we had entered into a multi-target license and option agreement with Bioasis Technologies, Inc. Under the agreement, Prothena made an upfront payment of $1 million to Bioasis and is exploring the application of Bioasis’s xB3 platform technology to increase the delivery of therapeutics across the blood-brain barrier (BBB) for neuroscience disorders. Prothena has the option to exercise exclusive worldwide rights to additional therapeutic products incorporating Bioasis’s BBB technology for neuroscience targets.

Regulation

We anticipate that if we commercialize any products, the U.S. market will ultimately be our most important market. For this reason, the laws and regulations discussed below focus on the requirements applicable to biologic products in the U.S.

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the development, testing, use, labeling, manufacturing, storage, record-keeping, reporting, marketing, advertising, and promotion of pharmaceutical products, including biologics. The FDA does so under the U.S. Federal Food, Drug, and Cosmetic Act and its implementing regulations and guidance for industry, and the U.S. Public Health Service Act and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending applications for product approval until manufacturing or other alleged deficiencies are brought into compliance. The FDA and other comparable regulatory authorities also have the authority to cause the withdrawal of approval of a marketed product or to impose additional labeling restrictions.

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

•
completion of chemistry, manufacturing and control (“CMC”) process and procedures to establish the safety and quality of the pharmaceutical product in accordance with FDA’s current good manufacturing practices (“cGMP”) regulations;

•	submission to the FDA of a BLA for a new biologic, after completion of all required clinical trials;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with regulatory requirements, including cGMP regulations; and

•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the U.S.

Nonclinical tests assess the potential safety and efficacy of a product candidate in in vitro and/or in vivo studies. The results of these studies must be submitted to the FDA as part of an IND before human testing may proceed. An IND is a request for authorization from the FDA to manufacture and administer an investigational drug or biologic product to humans. The IND includes the general investigational plan and the proposed protocol(s) for human studies. The IND also includes results of nonclinical studies and other human studies, as appropriate, as well as manufacturing information, analytical data and any other available data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may be initiated. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to initiation of the proposed clinical trial(s). In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial(s) may begin. Accordingly, submission of an IND may or may not result in the FDA allowing a clinical trial(s) to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board (“IRB”) before the trials may be initiated, and the IRB must provide oversight of the trial until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

•
Phase 2. Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the efficacy and safety of the investigational product for a specific indication(s) in patients with the disease or condition under study, to determine dosage(s) for further studies, and to identify possible adverse side effects and safety risks associated with the product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants; and

•
Phase 3. Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness and safety of the product has been obtained, and are intended to further evaluate efficacy and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval. Phase 3 clinical trials usually involve several hundred to several thousand participants.

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

Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date for Standard Review or, in the case of Priority Review, six months from the accepted-for-filing date. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective, which includes determining whether it is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer the application to an advisory committee for evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

The FDA has four expedited program designations for serious conditions - Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review - to facilitate and expedite development and review of new drugs to address unmet medical needs or provide substantial improvements in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA during the product’s development and for a rolling review of the BLA. A rolling review allows for completed portions of the application to be submitted and reviewed by the FDA prior to submission of the complete application. The Breakthrough Therapy designation provides sponsors with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the sponsor to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation signifies that the FDA review clock for the BLA is six months, compared to ten months following the accepted-for-filing date under standard review.

After the FDA evaluates the BLA and conducts pre-approval inspections of manufacturing facilities where the candidate product and/or its active pharmaceutical ingredient will be produced, of clinical sites and of the sponsor, if deemed necessary, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may impose conditions for approval including but not limited to, changes to proposed labeling, changes to manufacturing controls and specifications, or a commitment to conduct one or more post-marketing studies or additional clinical trials. Such post-marketing commitments may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

European Union. In the EU, there are several pathways for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a sponsor submits a single application to the EMA. The marketing application is similar to the BLA submitted to FDA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (the “CHMP”), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for efficacy, safety and quality (equivalent to chemistry, manufacturing and controls in the US), it will submit a favorable opinion to the European Commission (the “EC”). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all EU member states.

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

The U.S. Foreign Corrupt Practices Act (the “FCPA”), the Irish Criminal Justice (Corruption Offences) Act 2018 (the “Irish Corruption Act”) and the U.K. Bribery Act prohibit companies and their representatives from offering, promising, authorizing or making payments to governmental officials (and certain private individuals under the Irish Corruption Act and the U.K. Bribery Act) for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we interact with may meet the definition of a government official for purposes of the FCPA. Failure to comply with domestic or non-domestic laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

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

We own or hold exclusive licenses to a number of issued U.S. patents and pending U.S. patent applications, as well as issued non-U.S. patents and pending Patent Cooperation Treaty applications and non-U.S. counterparts. As of December 31, 2018, our patent portfolio included the following patents or patent applications that we own or have exclusively licensed from other parties:

•
Approximately 17 patent families related to Parkinson’s disease and other synucleinopathies, including our prasinezumab program, including a composition of matter patent expiring in 2032 (subject to potential increases or decreases in patent term as described below);

•
Approximately 7 patent families related to ATTR amyloidosis, including our PRX004 program, including a composition of matter patent expiring in 2036 (subject to potential increases or decreases in patent term as described below); and

•	Approximately 24 patent families related to other potential targets of intervention and diseases, including Aβ, tau, TDP-43, AL or AA (e.g., NEOD001), and MCAM (e.g., PRX003).

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

The patents referenced above have expiration dates ranging from 2020 through 2039 (excluding any available patent term extensions).

University of Tennessee License Agreement: Under a License Agreement with the University of Tennessee Research Foundation, we have exclusively licensed from the University of Tennessee its joint ownership interest in certain patents jointly owned with us. Those patents relate to our program targeting amyloidosis (NEOD001). Under that sublicensable, worldwide license, we are required to pay to the University of Tennessee an amount equal to 1% of net sales of any product covered by any licensed patent, plus certain additional payments in the event that all or a portion of the license is sublicensed. To date, we have not paid or incurred any royalties to the University of Tennessee under our agreement. The agreement is effective on a country-by-country basis for the longer of (i) a period of twenty years from the effective date of the agreement, or (ii) in each country in which a valid claim for any licensed patent or patent application exists, expiration of such valid claim. The agreement will terminate prior to the end of its term if we become insolvent unless the University of Tennessee elects to allow the agreement to remain in effect. The University of Tennessee may terminate the agreement prior to the end of its term upon our failure to make payment under the agreement within 120 days of notice of such failure or upon our material breach of the agreement, which breach has not been cured within 60 days of written notice of such breach. We may terminate the agreement prior to the end of its term if we have paid all amounts due to the University of Tennessee through the effective date of the termination and provide three months’ written notice to the University of Tennessee or upon material breach of the agreement by the University of Tennessee, which breach has not been cured within 60 days of written notice of such breach.

University of California License Agreement: Under a License Agreement with The Regents of the University of California, we have exclusively licensed from the University of California its joint ownership interest in certain patents jointly owned with us. Those patents relate to our program targeting Parkinson’s disease and other synucleinopathies (prasinezumab). Under that sublicensable, worldwide license, we are required to pay to the University of California an amount equal to 1% of net sales of any product covered by any licensed patent, plus certain additional payments for milestones achieved and sublicense revenue. To date, we have not paid or incurred any royalties to the University of California under our agreement. The agreement is effective until the expiration date of the last to expire licensed patent. The obligation to pay royalties continues on a country-by-country basis until the expiration of the last to expire patent containing a valid claim covering the applicable product. The agreement will terminate prior to the end of its term without prior written notice if (i) we, or third parties on our behalf or at our written urging, file a claim including an assertion that any portion of the licensed patents is invalid or unenforceable, or (ii) upon the filing of a petition for relief under the U.S. Bankruptcy Code by or against us as a debtor or alleged debtor. The University of California may terminate the agreement prior to the end of its term upon our default, if we fail to cure the default within 60 days of written notice of such default. We may terminate the agreement prior to the end of its term upon a 90 day written notice to the University of California.

University Health Network License Agreement: Under a License Agreement with the University Health Network (“UHN”), we have exclusively licensed its joint interest in certain patents jointly owned with us, as well as its entire interest in certain patents solely owned by UHN (“UHN Background IP”). Those patents relate to our program targeting ATTR amyloidosis (PRX004). Under that sublicensable, worldwide license, we are required to pay to UHN royalties on net sales of any diagnostic or therapeutic product covered by a licensed patent in the U.S. and outside of the U.S., plus certain additional payments for milestones achieved and sublicense revenue. In addition, we are required to pay to UHN a royalty on net sales of any product that is not a diagnostic or therapeutic product. To date, we have not paid or incurred any royalties to UHN under our agreement. The agreement is effective until the expiration date of the last to expire licensed patent. The obligation to pay royalties continues on a country-by-country basis until the expiration of the last to expire patent containing a valid claim covering the applicable product. The agreement will terminate prior to the end of its term without prior written notice (i) upon the filing of a petition for relief under the U.S. Bankruptcy Code by or against us as a debtor or alleged debtor, (ii) upon the filing of a claim by us challenging the validity of a patent within UHN Background IP, or (iii) by mutual written agreement of the parties. UHN may terminate the agreement prior to the end of its term upon our default, if we fail to cure the default within 90 days of written notice of such default. We may terminate the agreement prior to the end of its term upon a 90 day written notice to UHN.

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

Prasinezumab - Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) manufactured clinical supplies of our drug candidate prasinezumab for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose clinical trials. Roche, with whom we are collaborating on development of prasinezumab, is manufacturing clinical supplies for the ongoing Phase 2 and any subsequent clinical trials for prasinezumab. We are dependent on Roche to manufacture these clinical supplies.

PRX004 - Rentschler Biopharma SE (formerly known as Rentschler Biotechnologie GmbH) (“Rentschler”) is our third-party manufacturer of clinical supplies of our drug candidate PRX004.  We are dependent on Rentschler to manufacture these clinical supplies for our ongoing Phase 1 and any subsequent clinical trials for PRX004.

NEOD001 - BI manufactured clinical supplies of our drug candidate NEOD001 for all of its clinical trials.

Research and Development

Our research and development expenses totaled $101.2 million, $134.5 million and $119.5 million in 2018, 2017 and 2016, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2018, we had 59 employees, of whom 36 were engaged in research and development activities and the remainder were working in general and administrative areas. The vast majority of these employees are in the U.S.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 2 to the Consolidated Financial Statements included in this report.

Available information

Our principal executive office is at 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, D02 T804, Ireland, and our telephone number at that address is 011-353-1-236-2500. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Such periodic reports, proxy statements and other information are available for inspection and copying at the SECs Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investors page of our website, www.prothena.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Conduct, which applies to all directors and employees, and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors. Our filings with the SEC are posted on our website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing or telephoning us at: Prothena Corporation plc, 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, D02 T804, Ireland, 011-353-1-236-2500, or through the Investors page of our website.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $155.6 million, $153.2 million and $160.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
support the Phase 2 PASADENA clinical trial for prasinezumab (PRX002/RG7935) being conducted by Roche, conduct our Phase 1 clinical trial for PRX004 and possibly initiate additional clinical trials for these and other programs;

•	develop and commercialize our product candidates, including prasinezumab and PRX004;

•	undertake nonclinical development of other product candidates and initiate clinical trials, if supported by nonclinical data; and

•	pursue our early stage research and seek to identify additional drug candidates and potentially acquire rights from third parties to drug candidates through licenses, acquisitions or other means.
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
As of December 31, 2018, we had cash and cash equivalents of $427.7 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•	the timing of initiation, progress, results and costs of our clinical trials, including the Phase 2 clinical trial for prasinezumab and our Phase 1 clinical trial for PRX004;

•	the timing, initiation, progress, results and costs of these and our other research, development and commercialization activities;

•	the results of our research, nonclinical and clinical studies;

•	the costs of manufacturing our drug candidates for clinical development as well as for future commercialization needs;

•	the costs of preparing for commercialization of our drug candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our ability to establish research collaborations, strategic collaborations, licensing or other arrangements;

•	the timing, receipt and amount of any payments or royalties that we might receive under current or potential future collaborations;

•	the costs to satisfy our obligations under current and potential future collaborations; and

•	the timing, receipt and amount of revenues or royalties, if any, from any approved drug candidates.
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
In the pharmaceutical industry, the research and development process is lengthy and involves a high degree of risk and uncertainty. This process is conducted in various stages and, during each stage, there is substantial risk that product candidates in our research and development pipeline will experience difficulties, delays or failures. This makes it difficult to estimate the total costs to complete our ongoing clinical trials and to estimate anticipated completion dates with any degree of accuracy, which raises concerns that attempts to quantify costs and provide estimates of timing may be misleading by implying a greater degree of certainty than actually exists.
In order to develop and obtain regulatory approval for our product candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us, or at all. General market conditions may make it very difficult for us to seek or obtain financing from the capital markets. If we raise additional funds by issuing equity securities, substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures or licensing arrangements.
If adequate funds are not available on a timely basis, we may be required to:

•	terminate or delay clinical trials or other development activities for one or more of our drug candidates;

•	delay arrangements for activities that may be necessary to commercialize our drug candidates;

•	curtail or eliminate our drug research and development programs that are designed to identify new drug candidates; or

•	cease operations.
In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management, and may have unfavorable results that could further adversely impact our financial condition.
The United Kingdom’s announced withdrawal from the European Union could have a negative effect on global economic conditions and financial markets, European Union regulatory procedures and our business.
In June 2016, a majority of voters in the United Kingdom (the “UK”) elected in a national referendum to withdraw from the European Union (the “EU”). In March 2017, the UK government formally initiated the withdrawal process, which is still underway. That withdrawal has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate upon withdrawal. The pending withdrawal has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our key facility and almost all of our operations are in the San Francisco Bay Area of Northern California, which in the past has experienced severe earthquakes. If an earthquake, other natural disaster or similar event were to occur and prevent us from using all or a significant portion of those operations or local critical infrastructure, or that otherwise disrupts our operations, it could be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We have disaster recovery and business continuity plans, but they may prove to be inadequate in the event of a natural disaster or similar event. We may incur substantial expenses if our disaster recovery and business continuity plans prove to be inadequate. We do not carry earthquake insurance. Furthermore, third parties upon which we are materially dependent upon may be vulnerable to natural disasters or similar events.  Accordingly, such a natural disaster or similar event could have an adverse effect on our business, financial condition or results of operations.
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
We are subject to various data protection laws and regulations, which are expanding and becoming more complex. In May 2018, the EU General Data Protection Regulation (the “GDPR”) was adopted in the EU and superseded the previous EU data protection legislation. Under the GDPR, enhanced data protection requirements as well as substantial fines for breaches of personal data apply and increase our obligations and potential liabilities for the personal data that we process or control. We may be required to implement additional controls to facilitate compliance with the GDPR and other new or evolving data protection laws and regulations. Ensuring our compliance with these laws and regulations involves substantial costs, and it is possible that governmental authorities or third parties will assert that our business practices fail to comply with these laws and regulations. If our operations are found to be in violation of any of such laws and regulations, we may be subject to significant civil, criminal and administrative damages, penalties and fines, as well as reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.
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
Although we have an ongoing Phase 2 clinical trial for prasinezumab and an ongoing Phase 1 clinical trial for PRX004, there is no assurance that the results of these trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
Positive results in nonclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed nonclinical studies and clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage studies or trials. Our nonclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, or to discontinue clinical trials altogether.
Furthermore, we have not marketed, distributed or sold any products. Our success will, in addition to the factors discussed above, depend on the successful commercialization of our drug candidates, which may require:

•	obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers;

•	developing the marketing and sales capabilities, internal and/or in collaboration with pharmaceutical companies or contract sales organizations, to market and sell any approved drug; and

•	acceptance of any approved drug in the medical community and by patients and third-party payers.
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
In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Celgene made a $100 million upfront payment to us and made a $50 million equity investment in us upon entering into the Collaboration Agreement, we might need additional funding to advance product candidates prior to when Celgene decides whether to exercise its license rights to those product candidates. We also note that, on January 3, 2019, Bristol-Myers Squibb (BMS) and Celgene announced that they had entered into an agreement for BMS to acquire Celgene. If and when that acquisition is completed, BMS might take a different approach to our collaboration with Celgene or determine not to continue that collaboration.
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
We cannot predict whether we will encounter problems with the Phase 2 clinical trial for prasinezumab, our Phase 1 clinical trial for PRX004 or any other future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

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
We are dependent upon Roche with respect to further development of prasinezumab. Under the terms of our collaboration with Roche, Roche is responsible for that further development, including the conduct of the ongoing Phase 2 clinical trial and any future clinical trial of that drug candidate.
Clinical trials may also be delayed or terminated as a result of ambiguous or negative data or results. In addition, a clinical trial may be delayed, suspended or terminated by us, the FDA, the EMA or other comparable regulatory authorities, the IRBs at the sites where the IRBs are overseeing a trial, or the safety oversight committee overseeing the clinical trial at issue due to a number of factors, including:

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
Even if any drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain broad market acceptance among physicians, healthcare payers, patients and the medical community. The degree of market acceptance for any approved drug candidate will depend on a number of factors, including:

•	the indication and label for the product and the timing of introduction of competitive products;

•	demonstration of clinical safety and efficacy compared to other products;

•	prevalence, frequency and severity of adverse side effects;

•	availability of coverage and adequate reimbursement from managed care plans and other third-party payers;

•	convenience and ease of administration;

•	cost-effectiveness;

•	other potential advantages of alternative treatment methods; and

•	the effectiveness of marketing and distribution support of the product.
Consequently, even if we discover, develop and commercialize a product, the product may fail to achieve broad market acceptance and we may not be able to generate significant revenue from the product.
The success of prasinezumab in the United States is dependent upon the strength and performance of our collaboration with Roche. If we fail to maintain our existing collaboration with Roche, such termination would likely have a material adverse effect on our ability to develop and commercialize prasinezumab and our business. Furthermore, if we opt out of profit and loss sharing with Roche, our revenues from prasinezumab will be reduced.
The success of sales of prasinezumab in the U.S. will be dependent on the ability of Roche to successfully develop in collaboration with us, and launch and commercialize prasinezumab, if approved by the FDA, pursuant to the License Agreement we entered into in December 2013. Our collaboration with Roche is complex, particularly with respect to future U.S. commercialization of prasinezumab, with respect to financial provisions, allocations of responsibilities, cost estimates and the respective rights of the parties in decision making. Accordingly, significant aspects of the development and commercialization of prasinezumab require Roche to execute its responsibilities under the arrangement, or require Roche’s agreement or approval, prior to implementation, which could cause significant delays that may materially impact the potential success of prasinezumab in the U.S. In addition, Roche may under some circumstances independently develop products that compete with prasinezumab, or Roche may decide to not commit sufficient resources to the development, commercialization, marketing and distribution of prasinezumab. If we are not able to collaborate effectively with Roche on plans and efforts to develop and commercialize prasinezumab, our business could be materially adversely affected.
Furthermore, the terms of the License Agreement provide that Roche has the ability to terminate such arrangement for any reason after the first anniversary of the License Agreement at any time upon 90 days’ notice (if prior to first commercial sale) or 180 days’ notice (if after first commercial sale). For example, Roche may determine that the outcomes of clinical trials have made prasinezumab a less attractive commercial product and terminate our collaboration. If the License Agreement is terminated, our business and our ability to generate revenue from sales of prasinezumab could be substantially harmed as we will be required to develop, commercialize and build our own sales and marketing organization or enter into another strategic collaboration in order to develop and commercialize prasinezumab in the U.S. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.
The manner in which Roche launches prasinezumab, including the timing of launch and potential pricing, will have a significant impact on the ultimate success of prasinezumab in the U.S, and the success of the overall commercial arrangement with Roche. If launch of commercial sales of prasinezumab in the U.S. by Roche is delayed or prevented, our revenue will suffer and our stock price may decline. Further, if launch and resulting sales by Roche are not deemed successful, our business would be harmed and our stock price may decline. Any lesser effort by Roche in its prasinezumab sales and marketing efforts may result in lower revenue and thus lower profits with respect to the U.S. The outcome of Roche’s commercialization efforts in the U.S. could also have a negative effect on investors’ perception of potential sales of prasinezumab outside of the U.S., which could also cause a decline in our stock price.
Furthermore, pursuant to the License Agreement, we are responsible for 30% of all development and commercialization costs for prasinezumab for the treatment of Parkinson’s disease in the U.S., and for any future Licensed Products and/or indications that we opt to co-develop, in each case unless we elect to opt out of profit and loss sharing. If we elect to opt out of profit and loss sharing, we will instead receive sales milestones and royalties, and our revenue, if any, from prasinezumab will be reduced.
Our right to co-develop prasinezumab and other Licensed Products under the License Agreement will terminate if we commence certain studies for a competitive product that treats Parkinson’s disease or other indications that we opted to co-develop. In addition, our right to co-promote prasinezumab and other Licensed Products will terminate if we commence a Phase 3 study for a competitive product that treats Parkinson’s disease.
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
Our ability to receive any significant revenue from prasinezumab will be dependent on Roche’s efforts and our participation in profit and loss sharing, and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. Roche may not fulfill its obligations or carry out marketing activities for prasinezumab as diligently as we would like. We could also become involved in disputes with Roche, which could lead to delays in or termination of development or commercialization activities and time-consuming and expensive litigation or arbitration. If Roche terminates or breaches the License Agreement, or otherwise decides not to complete its obligations in a timely manner, the chances of successfully developing, commercializing or marketing prasinezumab would be materially and adversely affected.
Outside of the United States, we are solely dependent on the efforts and commitments of Roche, either directly or through third parties, to further develop and commercialize prasinezumab. If Roche’s efforts are unsuccessful, our ability to generate future product sales from prasinezumab outside the United States would be significantly reduced.
Under our License Agreement, outside of the U.S., Roche has responsibility for developing and commercializing prasinezumab and any future Licensed Products targeting α-synuclein. As a consequence, any progress and commercial success outside of the U.S. is dependent solely on Roche’s efforts and commitment to the program. For example, Roche may delay, reduce or terminate development efforts relating to prasinezumab outside of the U.S., or under some circumstances independently develop products that compete with prasinezumab, or decide not to commit sufficient resources to the commercialization, marketing and distribution of prasinezumab.
In the event that Roche does not diligently develop and commercialize prasinezumab, the License Agreement provides us the right to terminate the License Agreement in connection with a material breach uncured for 90 days after notice thereof. However, our ability to enforce the provisions of the License Agreement so as to obtain meaningful recourse within a reasonable timeframe is uncertain. Further, any decision to pursue available remedies including termination would impact the potential success of prasinezumab, including inside the U.S., and we may choose not to terminate as we may not be able to find another partner and any new collaboration likely will not provide comparable financial terms to those in our arrangement with Roche. In the event of our termination, this may require us to develop and commercialize prasinezumab on our own, which is likely to result in significant additional expense and delay. Significant changes in Roche’s business strategy, resource commitment and the willingness or ability of Roche to complete its obligations under our arrangement could materially affect the potential success of the product. Furthermore, if Roche does not successfully develop and commercialize prasinezumab outside of the U.S., our potential to generate future revenue outside of the U.S. would be significantly reduced.
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

We have entered into the License Agreement with Roche for the development of prasinezumab and may develop our own sales force and marketing infrastructure to co-promote prasinezumab in the U.S. for the treatment of Parkinson’s disease and any future Licensed Products approved for Parkinson’s disease in the U.S. If we exercise our co-promotion option and are unable to develop our own sales force and marketing infrastructure to effectively commercialize prasinezumab or other Licensed Products, our ability to generate additional revenue from potential sales of prasinezumab or such products in the U.S. may be harmed. In addition, our right to co-promote prasinezumab and other Licensed Products will terminate if we commence a Phase 3 study for a competitive product that treats Parkinson’s disease.
For any other products that may be approved, if we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.
If government and third-party payers fail to provide coverage and adequate reimbursement rates for any of our drug candidates that receive regulatory approval, our revenue and prospects for profitability will be harmed.
In both U.S. and non-U.S. markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare, managed care providers, private health insurers, and other organizations. There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Third-party payers are also increasingly attempting to contain healthcare costs by demanding price discounts or rebates limiting both coverage and the amounts that they will pay for new drugs, and, as a result, they may not cover or provide adequate payment for our drug candidates. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.
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
We expect that the Healthcare Reform Law, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Legislation and regulations affecting the pricing of pharmaceuticals might change before our drug candidates are approved for marketing. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.
 There can be no assurance that our drug candidates, if they are approved for sale in the U.S. or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payers, that coverage or an adequate level of reimbursement will be available, or that third-party payers’ reimbursement policies will not adversely affect our ability to sell our drug candidates profitably if they are approved for sale.
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

•
U.S. federal and state false claims laws, including the False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•
laws and regulations that apply to sales or marketing arrangements; apply to healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines; that restrict payments that may be made to healthcare providers; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

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
Roche, with whom we are collaborating on development of prasinezumab, is manufacturing clinical supplies for the Phase 2 clinical trial for prasinezumab and is expected to do so for any subsequent clinical trials of prasinezumab. We are dependent on Roche to continue to manufacture these clinical supplies.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In 2011, the U.S. Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO subsequently developed new regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act continue to be the subject of litigation and USPTO rule changes. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future non clinical research and clinical trials;

•	our collaborations with third parties, including with Roche and Celgene;

•	failure or delays in advancing our nonclinical drug candidates or other drug candidates we may develop in the future into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us;

•	changes in tax laws or regulations applicable to our business or the interpretations of those tax laws and regulations by taxing authorities; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As described in Note 7, “Commitments and Contingencies - Legal Proceedings” of the Notes to Consolidated Financial Statements and Item 3 - Legal Proceedings of this Form 10-K, a purported class action lawsuit has been filed against us and certain of our current and former officers. This lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. We believe that the lawsuit lacks merit and we intend to vigorously defend against it. However, this lawsuit, like any litigation, is subject to inherent uncertainties, the outcome is necessarily uncertain and we might not prevail. Moreover, defending against the lawsuit could result in substantial costs and be time-consuming and distracting to our management and internal resources, which could have an adverse effect on our business, results of operations or financial condition.
Your percentage ownership in Prothena may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2018, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 8,262,086.

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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable years ended December 31, 2018, or any prior year. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for any future taxable year.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries or offices in Ireland and the U.S. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service agreements. However, changes in tax laws in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in our industry. We are subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and inter-group arrangements. Responding to or defending against challenges from taxing authorities could be expensive and time consuming, and could divert management’s time and focus away from operating our business. We cannot predict whether and when taxing authorities will conduct an audit, challenge our tax structure or the cost involved in responding to any such audit or challenge. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, all of which could have an adverse effect on our business, financial condition, results of operations or growth prospects.
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
As an Irish incorporated company, we are governed by the Companies Act. The Companies Act requires that every five years our shareholders renew the separate authorities of our Board to (a) allot and issue shares, and (b) opt out of the statutory pre-emption right that otherwise applies to share issuances for cash (which pre-emption right would require that shares issued for cash be offered to our existing shareholders on a pro rata basis before the shares may be issued to new shareholders). At our shareholders' annual general meeting held on May 17, 2017, our shareholders authorized our Board to issue ordinary shares up to the amount of our authorized share capital, and to opt out of the statutory pre-emption right for such issuances. Under Irish law, these authorizations will expire on May 17, 2022, five years after our shareholders last renewed these authorizations. Irish law requires that our shareholders renew the authority for our Board to issue ordinary shares by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Irish law requires that our shareholders renew the authority of our Board to opt out of the statutory pre-emption right in share issuances for cash by a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. If these authorizations are not renewed before May 17, 2022, or are renewed with limitations, our Board would be limited in its ability to issue shares, which would limit our ability to raise additional capital to fund our operations, including the research, development and potential commercialization of our product candidates.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our corporate registered address and office is in Dublin, Ireland and our U.S. operations are in South San Francisco, California.

In Dublin, Ireland, we occupy approximately 133 square feet of office under a lease which expires on November 30, 2019.

In South San Francisco, California, we occupy approximately 82,000 square feet of office and laboratory space under a lease which expires in December 2023.

We believe that our facilities are sufficient to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
On July 16, 2018, a purported class action lawsuit entitled Granite Point Capital v. Prothena Corporation plc, et al., Civil Action No. 18-cv-06425, was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The plaintiff seeks compensatory damages, costs and expenses in an unspecified amount on behalf of a putative class of persons who purchased the Company’s ordinary shares between October 15, 2015 and April 20, 2018, inclusive. The complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the U.S. Securities and Exchange Commission during the putative class period, regarding the clinical trial results and prospects for approval of the Company’s NEOD001 drug development program. On October 31, 2018, the Court issued an order naming Granite Point Capital and Simon James, an individual, as the lead plaintiffs in the purported class action, which is now entitled In re Prothena Corporation plc Securities Litigation.
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

	Price Range Per Share
	High	Low
Fiscal 2018
Fourth quarter	$13.83	$8.63
Third quarter	$15.91	$12.23
Second quarter	$44.75	$10.43
First quarter	$46.14	$27.19
Fiscal 2017
Fourth quarter	$64.96	$34.85
Third quarter	$70.00	$52.92
Second quarter	$59.10	$48.23
First quarter	$63.14	$45.13
On March 11, 2019, the closing price of our ordinary shares was $13.11.
Holders
There were approximately 1,166 shareholders of record of our ordinary shares as of March 11, 2019. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Performance Graph(1)
The following graph shows a comparison from December 31, 2013 through December 31, 2018 of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Prothena Corporation plc	$100	$78	$257	$185	$141	$39
Nasdaq Composite Index	$100	$113	$120	$129	$165	$159
Nasdaq Biotechnology Index	$100	$134	$149	$117	$142	$128
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

Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Irish Financial Transfers Act, 1992 (the “Transfers Act”) gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present, the Transfers Act prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Burma (Myanmar), Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, Ukraine, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Collaboration revenue	$955	$27,519	$1,055	$1,607	$50,320
Revenue—related party	—	—	—	—	534
Total revenue	955	27,519	1,055	1,607	50,854
Operating expenses:
Research and development	101,183	134,547	119,534	58,439	38,452
General and administrative	42,482	48,226	41,056	23,105	19,051
Restructuring and related impairment charges	16,145	—	—	—	—
Total operating expenses	159,810	182,773	160,590	81,544	57,503
Loss from operations	(158,855)	(155,254)	(159,535)	(79,937)	(6,649)
Other income (expense):
Interest income (expense), net	2,692	(142)	556	196	79
Other income (expense), net	48	(2,207)	15	(170)	231
Total other income (expense), net	2,740	(2,349)	571	26	310
Loss before income taxes	(156,115)	(157,603)	(158,964)	(79,911)	(6,339)
Provision for (benefit from) income taxes	(470)	(4,366)	1,144	701	811
Net loss	$(155,645)	$(153,237)	$(160,108)	$(80,612)	$(7,150)
Basic and diluted net loss per share	$(3.93)	$(4.07)	$(4.66)	$(2.66)	$(0.29)
Shares used to compute basic and diluted net loss per share	39,559	37,654	34,351	30,326	24,672

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents and restricted cash	$431,715	$421,676	$390,979	$370,586	$293,579
Total assets	498,796	496,329	459,976	385,236	304,116
Other non-current liabilities	160,872	51,769	53,498	2,351	2,188
Total liabilities	175,798	89,140	94,573	24,567	14,227
Shareholders’ equity	322,998	407,189	365,403	360,669	289,889

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K, including under Item 1- Business and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things: our goal to advance a pipeline of therapeutic candidates; key elements of our strategy; our intent to advance new discovery-stage therapeutics for neurological diseases; the treatment potential and proposed mechanisms of action of prasinezumab and PRX004; the potential to receive future milestones and royalties under the Roche collaboration; the potential to receive future exercise payments, milestones and royalties under the Celgene collaboration; expected terms of our patents; our expected research and development (“R&D”) and general and administrative (“G&A”) expenses in 2019; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; our current intention not to repatriate funds to Ireland; and our estimates of certain future contractual obligations. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Item 1A - Risk Factors of this Form 10-K.

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

Overview

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by its deep scientific understanding built over decades of neuroscience research, Prothena is advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab - PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau, Aβ (Amyloid beta), and TDP-43, where its scientific understanding of disease pathology can be leveraged.

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
Revenue Recognition

Revenue is recognized only when we satisfy an identified performance obligation by transferring a promised good or service to a customer.

Contracts with Multiple Performance Obligations

Our License Agreement with Roche contains multiple performance obligations. We account for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of Roche and Roche’s sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collaboration Revenue

Upon adoption of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 606 on January 1, 2018, we recognize research and development (“R&D”) reimbursements as collaboration revenue earned over time as services are performed. Prior to adoption of ASC 606, we recorded research reimbursement as collaboration revenue and development reimbursement as an offset to R&D expense once the license revenue cap was met.

Milestone Revenue

We generally classify each of its milestones into one of three categories: (i) clinical milestones; (ii) regulatory and development milestones; and (iii) commercial milestones. Clinical milestones are typically achieved when a product candidate advances into or completes a defined phase of clinical research. For example, a milestone payment may be due to us upon the initiation of a clinical trial for a new indication. Regulatory and development milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities. For example, a milestone payment may be due to us upon submission for marketing approval of a product candidate by the FDA. Commercial milestones are typically achieved when an approved product reaches certain defined levels of net royalty sales by the licensee of a specified amount within a specified period.

In general, we consider such milestone payments as variable consideration with constraint and therefore we recognize the revenue from such milestone payments as collaboration revenue at point in time when we can conclude it is probable that a significant revenue reversal will not occur in future periods.

Profit Share Revenue

For agreements, with profit sharing arrangements, we will record our share of the pre-tax commercial profit as collaboration revenue when the profit sharing can be reasonably estimated and that a significant revenue reversal will not occur in future periods.

Royalty Revenue

We will recognize revenue from royalties based on licensees’ sales of our products or products using our technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and that a significant revenue reversal will not occur in future periods.

Taxes, Shipping and Handling

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (e.g., sales, use, value added, some excise taxes). In addition, we account for shipping and handling as activities that are performed after our customers obtain control of the goods as activities to fulfill our performance obligation to transfer the goods.

Incremental Costs to Obtain or Fulfill a Contract

For costs to obtain a contract, we will capitalize such amounts if they are incremental and expected to be recovered. Sales commissions directly related to obtaining new contracts will be capitalized unless the amortization period is one year or less, at which these costs will be recorded within selling and general administrative expenses.

Build-to-Suit Lease Accounting

In certain lease arrangements, we are involved in the construction of the building. To the extent we are involved with structural improvements of the construction project or take construction risk prior to the commencement of a lease, ASC 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires us to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, we record an asset in property and equipment, net on the Consolidated Balance Sheets, including capitalized interest costs, for the replacement cost of the pre-existing building plus the amount of estimated construction costs and tenant improvements incurred by the landlord and us as of the balance sheet date. We record a corresponding build-to-suit lease obligation on our Consolidated Balance Sheets representing the amounts paid by the lessor.
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
Restructuring Charges
We recognize restructuring charges related to our reorganization plan. In connection with these activities, we record restructuring charges for contractual employee termination benefits, one-time employee termination benefits and contract termination costs. We account for our restructuring charges as a liability when the obligations are incurred and record such charges at fair value.
The recognition of restructuring charges requires us to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reorganization plan. To the extent the actual results differ from its estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the Consolidated Financial Statements. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.
At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans.
Share-based Compensation
We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized to expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. Forfeitures are estimated based on historical experience. We estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk free interest rate, expected term, expected volatility and expected dividend yield. We use the historical volatility of our shares to estimate expected volatility. Through December 31, 2017, the expected volatility was based on a combination of historical volatility for our shares and the historical volatilities of several of our publicly traded comparable companies. These peer companies are publicly traded, have similar industry, life cycle, revenue and market capitalization. In addition, since we do not have sufficient historical employee share option exercise data, the simplified method has been used to estimate the expected life of all options.
These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore subject to our judgment and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards.
Total share-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $27.0 million, $26.8 million and $24.9 million, respectively.
The information contained in Note 2 to the Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.
Results of Operations
Comparison of Years Ended December 31, 2018, 2017 and 2016
Revenue

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Collaboration revenue	$955	$27,519	$1,055	(97)%	2,508%
Total revenue	$955	$27,519	$1,055	(97)%	2,508%
Total revenue was $1.0 million, $27.5 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche. For the year ended December 31, 2017, collaboration revenue recognized also includes $26.6 million of a $30.0 million clinical milestone from Roche. See Note 8, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.

Operating Expenses

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Research and development	$101,183	$134,547	$119,534	(25)%	13%
General and administrative	42,482	48,226	41,056	(12)%	17%
Restructuring and related impairment charges	16,145	—	—	nm	—%
Total operating expenses	$159,810	$182,773	$160,590	(13)%	14%
_________________________
nm = not meaningful
Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses and restructuring and related impairment charges. Our operating expenses were $159.8 million, $182.8 million and $160.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with nonclinical activities and drug development related to our drug programs, including NEOD001, prasinezumab, PRX004 and our discovery programs. Pursuant to our License Agreement with Roche, we make payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab program, which is included in our R&D expense. Prior to January 1, 2018, we recorded reimbursements from Roche for development as an offset to R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expense decreased by $33.4 million, or 25%, for the year ended December 31, 2018, compared to the prior year. The decrease for year ended December 31, 2018 was primarily due to lower manufacturing and clinical costs associated primarily with NEOD001 and PRX003 programs, lower personnel costs (including share-based compensation expense) and lower consulting expenses, offset in part by higher expense associated with prasinezumab.
For the year ended December 31, 2017, our R&D expenses increased by $15.0 million, or 13%, compared to the prior year. The increase for the year ended December 31, 2017 was primarily due to higher personnel costs (including share-based compensation expenses), and to a lesser extent higher clinical trial costs associated primarily with the NEOD001 program, higher consulting expenses and higher expense associated with prasinezumab, which was partially offset by a decrease in external expenses related to product manufacturing.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, prasinezumab, PRX003 and PRX004) and other R&D expenses for the years ended December 31, 2018, 2017 and 2016, and the cumulative amounts to date (in thousands):

	Year Ended December 31,			Cumulative to Date
	2018	2017	2016
NEOD001 (1)	$56,436	$101,492	$81,405	$308,644
PRX002/RG7935(2)	14,782	6,412	6,554	65,530
PRX003 (3)	336	9,234	15,135	59,010
PRX004 (4)	16,515	13,218	12,397	46,680
Other R&D (5)	13,114	4,191	4,043
	$101,183	$134,547	$119,534

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

(2)
Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the year ended December 31, 2018, $1.0 million of reimbursements from Roche for development services were recorded as part of collaboration revenue as a result of the adoption of new revenue standard. For the years ended December 31, 2017 and 2016, $5.1 million and $3.6 million, respectively, were recorded as an offset to R&D expenses including $3.4 million (for a portion of the $30.0 million milestone payment received from Roche in the year ended December 31, 2017).

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
As a result of the restructuring and the discontinuation of NEOD001, we expect our R&D expenses to decrease in 2019 over the prior year.
General and Administrative Expenses
Our G&A expenses decreased by $5.7 million, or 12%, for the year ended December 31, 2018, compared to the prior year. The decrease for the year ended December 31, 2018, compared to the prior year, was primarily due to lower consulting expenses, lower personnel costs and lower marketing research services as a result of the discontinuation of NEOD001 program, offset in part by a gain recognized from the assignment of an operating lease in 2017 with no corresponding amount in 2018 and higher legal and accounting fees.
For the year ended December 31, 2017, our G&A expenses increased by $7.2 million, or 17%, compared to the prior year. The increase for the year ended December 31, 2017 was primarily due to higher personnel costs, and to a lesser extent higher consulting and other expenses, which were partially offset by lower share-based compensation expense of $7.7 million and $1.0 million related to the accelerated vesting of stock options upon the passing of our former CEO and accelerated vesting of stock options due to our former Chief Commercial Officer under a separation agreement for the year ended December 31, 2016, and the $2.4 million gain recognized from the assignment of our former South San Francisco facility lease in January 2017.
As a result of the restructuring, we expect our G&A expenses to decrease in 2019 over the prior year.
Restructuring and Impairment Related Charges

In May 2018, we commenced a reorganization plan to reduce our operating costs and better align our workforce with the needs of our business following our decision in April 2018 to discontinue further development of NEOD001. We have incurred aggregate restructuring and impairment related charges of approximately $16.1 million for the year ended December 31, 2018. Restructuring charges incurred under this plan primarily consist of employee termination benefit and contract termination costs (including costs associated with the termination of our Commercial Supply Contract with Rentschler Biopharma SE). Employee termination benefits include severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Substantially all of the cash payments are expected to be paid out by the end of the first quarter of 2019.

Impairment charges relate to the write off of approximately $500,000 of long-lived assets surrendered to the landlord as part of the full and final settlement of our office lease in Dún Laoghaire, Ireland. On October 30, 2018, we entered into a surrender agreement for our office space in Dún Laoghaire, Ireland.

We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction. See Note 12, “Restructuring” to the Consolidated Financial Statements for more information.
Other Income (Expense)

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Interest income	$6,389	$3,546	$1,419	80%	150%
Interest expense	(3,697)	(3,688)	(863)	—%	327%
Interest income (expense), net	2,692	(142)	556	(1,996)%	(126)%
Other income (expense), net	48	(2,207)	15	(102)%	nm
Total Other Income (Expense), net	$2,740	$(2,349)	$571	(217)%	(511)%

_________________________
nm = not meaningful
Interest income (expense), net increased by $2.8 million, or 1,996%, for the year ended December 31, 2018, compared to the prior year, primarily due to $2.8 million higher interest income associated with higher interest rates and higher balances in our cash and money market accounts. Other income, net for the year ended December 31, 2018 was primarily foreign exchange gains from transactions with vendors denominated in Euros.
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
Provision for (benefit from) Income Taxes

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(470)	$(4,366)	$1,144	(89)%	(482)%
The provision for (benefit from) income taxes were $(0.5) million, $(4.4) million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The benefit from income taxes decreased by $3.9 million for the year ended December 31, 2018, compared to the prior year, primarily due to lower excess tax benefits in the year ended December 31, 2018.
The benefit from income taxes increased by $5.5 million for the year ended December 31, 2017, compared to the prior year, primarily due to the excess tax benefits of $5.3 million recorded to the tax provision associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company, and to a lesser extent 2018 and 2017 also include Swiss taxes associated with intercompany services that our Swiss subsidiary performed for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA was effective in the first quarter of 2018 and, among other things, lowered our U.S. federal income tax rate from 34% to 21%. We recorded a provisional tax benefit of $0.4 million during the year ended December 31, 2017 related to the remeasurement of our U.S. deferred tax assets to reflect the lower statutory tax rate. As of December 31, 2018, we have completed our accounting for the tax effects of TCJA and no adjustments were made to the provisional net tax benefit we reported as of the year ended December 31, 2017.

Liquidity and Capital Resources
Overview

	December 31,
	2018	2017
Working capital	$416,464	$388,956
Cash and cash equivalents	427,659	417,620
Total assets	498,796	496,329
Total liabilities	175,798	89,140
Total shareholders’ equity	322,998	407,189
Working capital was $416.5 million as of December 31, 2018, an increase of $27.5 million from working capital of $389.0 million as of December 31, 2017. This increase in working capital during the year ended December 31, 2018 was primarily attributable to a higher net cash and cash equivalents balance resulting from a $100.0 million upfront payment from the Celgene Collaboration Agreement and to a lesser extent from the proceeds of $50.0 million from our share subscription agreement with Celgene, which was partially offset by use of $159.8 million for operating expenses (adjusted to exclude non-cash charges).
As of December 31, 2018, we had $427.7 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of December 31, 2018, $104.7 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates. Our future capital requirements will depend on numerous factors, including, without limitation, the timing of initiation, progress, results and costs of our clinical trials; the results of our research and nonclinical studies; the costs of clinical manufacturing and of establishing commercial manufacturing arrangements; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; the costs and timing of capital asset purchases; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under current and potential future collaborations; the costs of any in-licensing transactions; and the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates. Pursuant to the License Agreement with Roche, in the U.S., we and Roche share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for prasinezumab, as well as any other Licensed Products and/or indications for which we opt in to co-develop and co-fund. Pursuant to the Collaboration Agreement with Celgene the Company is eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. In order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
Cash Flows for the Year Ended December 31, 2018, 2017 and 2016
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(28,276)	$(131,183)	$(116,250)
Net cash used in investing activities	(1,729)	(3,521)	(16,644)
Net cash provided by financing activities	40,044	165,401	153,287
Net increase in cash and cash equivalents and restricted cash	$10,039	$30,697	$20,393

Cash Used in Operating Activities
Net cash used in operating activities was $28.3 million for the year ended December 31, 2018, primarily due to use of $159.8 million for operating expense (adjusted to exclude non-cash charges) and a decrease in account payables and accrued liabilities, which were partially offset by $110.2 million in deferred revenue related largely to the upfront payment from the Celgene Collaboration Agreement and reduction in prepaid and other assets.
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
Cash Used in Investing Activities
Net cash used in investing activities was $1.7 million, $3.5 million and $16.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $40.0 million for the year ended December 31, 2018, primarily from the $39.8 million proceeds from Celgene’s subscription of ordinary shares at market value and, to a lesser extent, from the $4.7 million proceeds from issuances of ordinary shares upon exercises of stock options, which were partially offset by cash payments of $4.4 million related to a build-to-suit lease obligation.
Net cash provided by financing activities was $165.4 million for the year ended December 31, 2017, primarily from the $150.3 million net proceeds from our March 2017 public offering and $17.8 million from issuances of ordinary shares upon exercises of stock options, which were partially offset by cash payments of $2.8 million related to a build-to-suit lease obligation.
Net cash provided by financing activities was $153.3 million for the year ended December 31, 2016, primarily from the net proceeds of $128.8 million from our January 2016 public offering, $14.2 million from our landlord for tenant improvement allowance related to our build-to-suit lease and $10.5 million from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At December 31, 2018, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of December 31, 2018 consisted primarily of minimum cash payments under a build-to-suit lease obligation of $30.8 million, purchase obligations of $1.2 million (of which $1.0 million is included in accrued current liabilities), contractual obligations under license agreements of $1.3 million (of which $0.2 million is included in accrued current liabilities) and operating leases of $23,000 for our future minimum rental commitments under our non-cancelable operating leases.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $30.8 million remains outstanding as of December 31, 2018.
In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The lease term expires on November 30, 2019. As of December 31, 2018, we are obligated to make lease payments over the term of the lease of approximately €22,000, or $25,000 as converted using an exchange rate as of December 31, 2018.
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases (1)	$23	$23	$—	$—	$—	$—	$—
Minimum cash payments under build-to-suit lease obligation (1)	30,832	5,803	5,979	6,165	6,350	6,535	—
Purchase obligations (2)	1,218	1,218	—	—	—	—	—
Obligations under restructuring plan	461	461	—	—	—	—	—
Contractual obligations under license agreements (3)	1,300	415	95	95	80	80	535
Total	$33,834	$7,920	$6,074	$6,260	$6,430	$6,615	$535

(1) See Note 7, “Commitments and Contingencies” to our consolidated financial statements.
(2) Purchase obligations consist of non-cancelable purchase commitments to suppliers.
(3) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $49,000 during the year ended December 31, 2018, a loss on foreign currency exchange rate differences of approximately $2.2 million during the year ended December 31, 2017, and a gain of approximately $21,000 during the year ended December 31, 2016. If we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 15, 2019

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Prothena Corporation plc:
Opinion on Internal Control Over Financial Reporting
We have audited Prothena Corporation plc and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 15, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 15, 2019

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$427,659	$417,620
Receivable from Roche	2	240
Prepaid expenses and other current assets	3,729	8,467
Total current assets	431,390	426,327
Non-current assets:
Property and equipment, net	52,835	54,990
Deferred tax assets	9,702	8,113
Restricted cash	4,056	4,056
Other non-current assets	813	2,843
Total non-current assets	67,406	70,002
Total assets	$498,796	$496,329
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,470	$13,633
Accrued research and development	5,370	13,509
Income taxes payable, current	54	311
Build-to-suit lease obligation, current	1,645	733
Restructuring liability	461	—
Other current liabilities	5,926	9,185
Total current liabilities	14,926	37,371
Non-current liabilities:
Deferred revenue	110,242	—
Deferred rent	176	254
Build-to-suit lease obligation, non-current	49,901	51,515
Other liabilities	553	—
Total non-current liabilities	160,872	51,769
Total liabilities	175,798	89,140
Commitments and contingencies (Note 7)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2018 and 2017
Issued and outstanding shares — none at December 31, 2018 and 2017
Ordinary shares, $0.01 par value:	399	385
Authorized shares — 100,000,000 at December 31, 2018 and 2017
Issued and outstanding shares — 39,863,711 and 38,482,764 at December 31, 2018 and 2017, respectively
Additional paid-in capital	920,594	849,154
Accumulated deficit	(597,995)	(442,350)
Total shareholders’ equity	322,998	407,189
Total liabilities and shareholders’ equity	$498,796	$496,329
 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Collaboration revenue	$955	$27,519	$1,055
Total revenue	955	27,519	1,055
Operating expenses:
Research and development	101,183	134,547	119,534
General and administrative	42,482	48,226	41,056
Restructuring and related impairment charges	16,145	—	—
Total operating expenses	159,810	182,773	160,590
Loss from operations	(158,855)	(155,254)	(159,535)
Other income (expense):
Interest income (expense), net	2,692	(142)	556
Other income (expense), net	48	(2,207)	15
Total other income (expense), net	2,740	(2,349)	571
Loss before income taxes	(156,115)	(157,603)	(158,964)
Provision for (benefit from) income taxes	(470)	(4,366)	1,144
Net loss	$(155,645)	$(153,237)	$(160,108)
Basic and diluted net loss per share	$(3.93)	$(4.07)	$(4.66)
Shares used to compute basic and diluted net loss per share	39,559	37,654	34,351
See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(155,645)	$(153,237)	$(160,108)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,216	3,067	2,427
Share-based compensation	26,062	26,764	24,929
Restructuring share-based compensation	948	—	—
Deferred income taxes	(1,589)	(2,200)	(3,248)
Interest expense under build-to-suit lease obligation	3,696	3,688	863
Gain from early lease retirement	—	(2,096)	—
Loss (gain) from disposal of fixed assets	584	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	238	(62)	331
Prepaid and other assets	9,139	(7,249)	3,363
Deferred revenue	110,242	—	—
Accounts payable, accruals and other liabilities	(25,628)	147	15,193
Restructuring liability	461	—	—
Net cash used in operating activities	(28,276)	(131,183)	(116,250)
Investing activities
Purchases of property and equipment	(1,768)	(3,626)	(16,644)
Proceeds from disposal of fixed assets	39	105	—
Net cash used in investing activities	(1,729)	(3,521)	(16,644)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	150,323	128,777
Proceeds from subscription of ordinary shares	39,758	—	—
Proceeds from issuance of ordinary shares upon exercise of stock options	4,686	17,838	10,516
Reduction of build-to-suit lease obligation	(4,400)	(2,760)	(169)
Proceeds from tenant improvement allowance under build-to-suit transaction	—	—	14,163
Net cash provided by financing activities	40,044	165,401	153,287
Net increase in cash, cash equivalents and restricted cash	10,039	30,697	20,393
Cash, cash equivalents and restricted cash, beginning of the year	421,676	390,979	370,586
Cash, cash equivalents and restricted cash, end of the period	$431,715	$421,676	$390,979

Supplemental disclosures of cash flow information
Cash paid (refunds received) for income taxes, net	$(995)	$294	$575

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$90	$175	$575
Stock option shortfall	$—	$—	$(258)
Amounts capitalized under build-to-suit lease transaction	$2	$—	$36,805
Interest capitalized during construction period for build-to-suit lease transaction	$—	$—	$1,179
 See accompanying Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$427,659	$417,620	$386,923
Restricted cash	4,056	4,056	4,056
Total cash, cash equivalents and restricted cash, end of the period	$431,715	$421,676	$390,979

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2015	31,744,102	$317	$489,455	$(129,103)	$360,669
Issuance of ordinary shares in public offering, net of issuance costs of $8.5 million	2,587,500	26	128,610	—	128,636
Share-based compensation	—	—	24,929	—	24,929
Excess tax benefit from share-based award exercises	—	—	761	—	761
Issuance of ordinary shares upon exercise of stock options	420,514	5	10,511	—	10,516
Net loss	—	—	—	(160,108)	(160,108)
Balances at December 31, 2016	34,752,116	348	654,266	(289,211)	365,403
Issuance of ordinary shares in public offering, net of issuance costs of $4.9 million	2,700,000	27	150,296	—	150,323
Share-based compensation	—	—	26,764	—	26,764
Issuance of ordinary shares upon exercise of stock options	1,030,648	10	17,828	—	17,838
Cumulative adjustment to accumulated deficit upon adoption of ASU 2016-09	—	—	—	98	98
Net loss	—	—	—	(153,237)	(153,237)
Balances at December 31, 2017	38,482,764	385	849,154	(442,350)	407,189
Issuance of ordinary shares under share subscription agreement with Celgene	1,174,536	12	39,746	—	39,758
Share-based compensation	—	—	26,062	—	26,062
Restructuring share-based compensation	—	—	948	—	948
Issuance of ordinary shares upon exercise of stock options	206,411	2	4,684	—	4,686
Net loss	—	—	—	(155,645)	(155,645)
Balances at December 31, 2018	39,863,711	$399	$920,594	$(597,995)	$322,998
See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by its deep scientific understanding built over decades of neuroscience research, Prothena is advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab - PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau, Aβ (Amyloid beta), and TDP-43, where its scientific understanding of disease pathology can be leveraged.

The Company was formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2018, the Company had an accumulated deficit of $598.0 million and cash and cash equivalents of $427.7 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at December 31, 2018 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Celgene, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2018, the Company had $4.1 million of restricted cash held by a bank in a certificate of deposit as collateral to a standby letter of credit under a build-to-suit lease. This amount is classified as a non-current asset in the Company's Consolidated Balance Sheet. See Note 6 to the Consolidated Financial Statements regarding “Build-to-Suit Lease” for more information.
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
On October 30, 2018, the Company entered into a surrender agreement for its office space in Dún Laoghaire, Ireland.  The Company paid €270,000, or $309,000 as converted using an exchange rate as of November 28, 2018, as full and final settlement of outstanding contractual obligations of $1.6 million in exchange for surrender and assignment to the landlord including surrender of approximately $0.5 million of long-lived assets. There were no impairment charges recorded during the years ended December 31, 2017 and 2016.
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
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognize revenue at the amount to which the Company has the right to invoice for services performed.

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

Royalty Revenue

The Company will recognize revenue from royalties based on licensees' sales of the Company's products or products using the Company's technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and that a significant revenue reversal will not occur in future periods. There were no royalties earned during the years ended December 31, 2018, 2017 and 2016.

Taxes, Shipping and Handling

The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (e.g., sales, use, value added, some excise taxes). In addition, the Company accounts for shipping and handling as activities that are performed after its customers obtain control of the goods as activities to fulfill our performance obligation to transfer the goods.

Incremental Costs to Obtain or Fulfill a Contract

For costs to obtain a contract, the Company will capitalize such amounts if they are incremental and expected to be recovered. Sales commissions directly related to obtaining new contracts will be capitalized unless the amortization period is one year or less, at which these costs will be recorded within selling and general administrative expenses. As of December 31, 2018, the Company does not have such costs capitalized in its Consolidated Balance Sheet.

Research and Development
Research and development costs are expensed as incurred and include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing prior to FDA and other regulatory approval and third-party service fees, including clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. The objective of the Company’s accrual policy is to match the recording of the expenses in its Consolidated Financial Statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on its estimate of the degree of completion of the events specified in the specific clinical study or trial contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.
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

Restructuring Charges
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
At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans. See Note 12, “Restructuring” for additional information regarding restructuring charges.
Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company’s accounting policy for legal costs related to loss contingencies is to accrue for the probable fees that can be reasonably estimated. The Company’s accounting policy for uncertain recoveries is to recognize the anticipated recovery when realization is deemed probable.
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
The receivable from Roche are amounts due from Roche entities located in the U.S. and Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Consolidated Statements of Operations consists of reimbursement from Roche for research and development services. The Company's credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
As of December 31, 2018, $52.8 million of the Company’s long-lived assets were held in the U.S. and none were in Ireland. As of December 31, 2017, $54.4 million of the Company's long-lived assets were held in the U.S. and $0.6 million were in Ireland.
The Company does not own or operate facilities for the manufacture, packaging, labeling, storage, testing or distribution of nonclinical or clinical supplies of any of its drug candidates. The Company instead contracts with and relies on third-parties to manufacture, package, label, store, test and distribute all pre-clinical development and clinical supplies of our drug candidates, and it plans to continue to do so for the foreseeable future. The Company also relies on third-party consultants to assist in managing these third-parties and assist with its manufacturing strategy.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02 Topic 842, Leases (ASC 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASC 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The standard requires that entities use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief. Full retrospective application is prohibited. The FASB approved an amendment to ASC 842 in March 2018 permitting a company to use the effective date as the date of initial application on transition. Note 7, “Commitments and Contingencies” and Note 6, “Build-to-Suit Lease” provide details on the Company's current lease arrangements. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosure required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the "package of practical expedients", which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct cost. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The Company expects that this standard will have a material effect on the Consolidated Financial Statements. While the Company continues to assess all the effects of adoption, the Company currently believes the most significant effects relate to (1) a change in classification of build-to-suit lease for the Company's current office in South San Francisco, California to an operating lease and as a result the Company expects to derecognize its build-to-suit asset of $47.9 million and related liability of $51.5 million, and (2) the recognition of right-of-use assets of $28.5 million and lease liabilities of $27.7 million on the consolidated balance sheet for the Company's operating leases. The Company does not expect a significant change in our leasing activities between now and adoption.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (the “TCJA”), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. In doing so, the SEC staff acknowledged the challenges companies may face in accounting for the effects of the Act by their financial reporting deadlines and said the guidance is intended to help companies provide investors with timely, decision-useful information. The TCJA was effective in the first quarter of 2018 and, among other things, lowered the Company’s U.S. federal income tax rate from 34% to 21%. The Company recorded a provisional tax benefit of $0.4 million during the year ended December 31, 2017 related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of December 31, 2018, the Company has completed its accounting for the tax effects of TCJA and no adjustments were made to the provisional net tax benefit reported as of the year ended December 31, 2017.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $306.2 million and $319.7 million in money market funds included in cash and cash equivalents at December 31, 2018 and December 31, 2017, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Machinery and equipment	$9,693	$9,078
Leasehold improvements	98	579
Purchased computer software	1,303	1,316
Build-to-suit property	52,245	51,760
	63,339	62,733
Less: accumulated depreciation and amortization	(10,504)	(7,743)
Property and equipment, net	$52,835	$54,990
Depreciation expense was $3.2 million, $3.1 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Payroll and related expenses	$4,507	$7,342
Professional services	1,097	438
Deferred rent	44	49
Other	278	1,356
Other current liabilities	$5,926	$9,185

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2018, 2017 and 2016, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(155,645)	$(153,237)	$(160,108)
Denominator:
Weighted-average ordinary shares outstanding	39,559	37,654	34,351
Net loss per share:
Basic and diluted net loss per share	$(3.93)	$(4.07)	$(4.66)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options to purchase ordinary shares	6,727	4,407	4,064
6. Build-to-Suit Lease

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a term that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Expected future lease payments under the build-to-suit lease as of December 31, 2018 are included in Note 7, “Commitments and Contingencies.”

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

Accordingly, for accounting purposes, the Company is the deemed owner of the building during the construction period and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Consolidated Balance Sheets as of December 31, 2018. The Company has also recognized structural and non-structural tenant improvements totaling $15.8 million as of December 31, 2018 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. The Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. In addition, for the years ended December 31, 2018, 2017 and 2016, respectively, the Company recorded rent expense associated with the ground lease of $0.5 million, $0.5 million and $0.4 million, respectively, in its Consolidated Statements of Operations. Total interest, which represents the cost of financing obligation under the Lease agreement, was $3.7 million, $3.7 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which $3.7 million, $3.7 million and $0.9 million, respectively, was recognized within the Consolidated Statement of Operations.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. The build-to-suit lease property remains on the Company’s Consolidated Balance Sheets as of December 31, 2018 at its historical cost of $52.3 million and is being depreciated over its estimated useful life. As of December 31, 2018, the total amount of the build-to-suit lease obligation was $51.5 million, of which $1.6 million and $49.9 million were classified as current and non-current liability, respectively, on the Company's Consolidated Balance Sheets. The Company expects to derecognize the build-to-suit lease property and financing lease obligation upon the adoption of ASC 842.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of December 31, 2018, none of the standby letter of credit amount has been used.

7.	Commitments and Contingencies
Lease Commitments
The Company recognizes rent expense for its operating leases on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.7 million, $0.9 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Dublin
In August 2015, the Company entered into an agreement to lease 6,258 square feet of office space in Dún Laoghaire, Ireland. This lease had a term of 10 years from commencement and provides for an option to terminate the lease at the end of the fifth year of the term. It was also subject to a rent review every five years. On October 30, 2018, the Company entered into a surrender agreement for this office space in Dún Laoghaire, Ireland. The Company paid €270,000, or $309,000 as converted using an exchange rate as of November 28, 2018, as full and final settlement of outstanding contractual obligations of $1.6 million in exchange for surrender and assignment to the landlord including surrender of approximately $0.5 million of long-lived assets.
In September 2018, the Company entered into an agreement to lease 133 square feet of office space in Dublin, Ireland. The lease term expires on November 30, 2019. As of December 31, 2018, the Company is obligated to make lease payments over the term of the lease of approximately €22,000, or $25,000 as converted using an exchange rate as of December 31, 2018.
Future minimum payments under the above-described noncancelable operating leases as of December 31, 2018 are as follows (in thousands):

Year Ended December 31,	Operating Lease
2019	$23
2020	—
2021	—
2022	—
2023	—
Total	$23

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) of the Current SSF Facility which expires in December 31, 2023. The Company is considered the “accounting owner” of the Current SSF Facility as a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 6, “Build-To-Suit Lease.”

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company, entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) for Sub-Subtenant to sub-sublease from the Company approximately 46,641 square feet of office and laboratory space of the Company’s Current SSF Facility.

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

The Company is required under the Lease to pay to the sublandlord 50% of that portion of the cash sums and other economic consideration received from the Sub-Subtenant that exceeds the base rent paid by the Company to the sublandlord after deducting certain of the Company’s costs.

Future minimum payments under build-to-suit lease obligation and future minimum rentals to be received under the Sub-Sublease as of December 31, 2018 are as follows (in thousands):

Year Ended December 31,	Expected Cash Payments Under Build-To-Suit Lease Obligation	Sub-Sublease Rental
2019	$5,803	$2,746
2020	5,979	2,843
2021	6,165	2,944
2022	6,350	3,047
2023	6,535	3,019
Total	$30,832	$14,599
Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2018 and December 31, 2017.
Other Commitments
In April 2018, the Company decided to discontinue all development of NEOD001. The commitments table below includes the obligations under the Company’s restructuring plan following the discontinuation of the NEOD001 program.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2018, the Company had non-cancelable purchase commitments to suppliers for $1.2 million of which $1.0 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.3 million of which $0.2 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Purchase Obligations (1)	$1,218	$1,218	$—	$—	$—	$—	$—
Contractual obligations under license agreements (2)	1,300	415	95	95	80	80	535
Obligations under restructuring plan	461	461	—	—	—	—	—
Total	$2,979	$2,094	$95	$95	$80	$80	$535
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

On July 16, 2018, a purported class action lawsuit entitled Granite Point Capital v. Prothena Corporation plc, et al., Civil Action No. 18-cv-06425, was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The plaintiff seeks compensatory damages, costs and expenses in an unspecified amount on behalf of a putative class of persons who purchased the Company’s ordinary shares between October 15, 2015 and April 20, 2018, inclusive. The complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the U.S. Securities and Exchange Commission during the putative class period, regarding the clinical trial results and prospects for approval of the Company’s NEOD001 drug development program. On October 31, 2018, the Court issued an order naming Granite Point Capital and Simon James, an individual, as the lead plaintiffs in the purported class action, which is now entitled In re Prothena Corporation plc Securities Litigation. Because the Company is in the early stages of this proceeding, the Company is not able to estimate a reasonably possible loss or range of loss, if any, that could result from the proceeding.

8.	Significant Agreements
Roche License Agreement
In December 2013, the Company through its wholly owned subsidiary Prothena Biosciences Limited and Prothena Biosciences Inc entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab (PRX002/RG7935), which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote prasinezumab in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein (or α-synuclein) potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provided for Roche making an upfront payment to the Company of $30.0 million, which was received in February 2014; making a clinical milestone payment of $15.0 million upon initiation of the Phase 1 study for prasinezumab, which was received in May 2014; and making a clinical milestone payment of $30.0 million upon dosing of the first patient in the Phase 2 study for prasinezumab, which was achieved in June 2017.

For prasinezumab, Roche is also obligated to pay:

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
The Company filed an Investigational New Drug Application (“IND”) with the FDA for prasinezumab and subsequently initiated a Phase 1 study in 2014. Following the Phase 1 study, Roche became primarily responsible for developing, obtaining and maintaining regulatory approval for and commercializing Licensed Products. Roche also became responsible for the clinical and commercial manufacture and supply of Licensed Products.
In addition, the Company has an option under the License Agreement to co-promote prasinezumab in the U.S. in the Parkinson’s disease indication. If the Company exercises such option, it may also elect to co-promote additional Licensed Products in the U.S. approved for Parkinson’s disease. Outside the U.S., Roche will have responsibility for developing and commercializing the Licensed Products. Roche bears all costs that are specifically related to obtaining or maintaining regulatory approval outside the U.S. and will pay the Company a variable royalty based on annual net sales of the Licensed Products outside the U.S.
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

As of January 1, 2018, the Company did not record any changes to the opening balance of the accumulated deficit since the cumulative effect of applying the new revenue standard was the same as applying ASC 605. The impact of the adoption of ASC 606 to revenues for the year ended December 31, 2018 was an increase of $1.0 million, which represents the revenue recognized for the development services provided by the Company during the period that is reimbursable by Roche. Historically, the Company recorded such reimbursement as an offset against its R&D expenses under ASC 605. Upon the adoption of ASC 606, the reimbursement for development services is now included as part of the Company’s collaboration revenue.

Performance Obligations

The License Agreement was evaluated under ASC 606. The License Agreement includes the following distinct performance obligations: (1) the Company’s grant of an exclusive royalty bearing license, with the right to sublicense to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab, and the initial know how transfer which was delivered at the effective date (the “Royalty Bearing License”); (2) the Company’s obligation to supply clinical material as requested by Roche for a period up to twelve months (the “Clinical Product Supply Obligation”); (3) the Company’s obligation to provide manufacturing related services to Roche for a period up to twelve months (the “Supply Services Obligation”); (4) the Company’s obligation to prepare and file the IND (the “IND Obligation”); and (5) the Company’s obligation to provide development activities under the development plan during Phase 1 clinical trials (the “Development Services Obligation”). Revenue allocated to the above performance obligations under the License Agreement are recognized when the Company has satisfied its obligations either at a point in time or over a period of time.

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

As of December 31, 2018 and 2017, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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

The initial transaction price under the License Agreement, pursuant to ASC 606, was $55.1 million, including $45.0 million for the Royalty Bearing License, $9.1 million for the IND and Development Services Obligations, and $1.1 million for the Supply Services Obligation. The $45.0 million for the Royalty Bearing License included the upfront payment of $30.0 million and the clinical milestone payment of $15.0 million upon initiation of the Phase 1 clinical trial of prasinezumab, both of which were made in 2014. The remaining transaction price amounts the Company expected to receive as reimbursements were based on costs expected to be paid to third parties and other costs to be incurred by the Company in order to satisfy its performance obligations. They are considered to be variable considerations not subject to constraint. The Company did not incur any incremental costs, such as commissions, to obtain or fulfill the License Agreement.
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of December 31, 2018, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
The Company allocated the initial transaction price to the Royalty Bearing License and other performance obligations using the relative selling price method based on its best estimate of selling price for the Royalty Bearing License and third party evidence for the remaining performance obligations. The best estimate of selling price for the Royalty Bearing License was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the Royalty Bearing License included the market opportunity for commercialization of PRX002/RG7935 in the U.S. and the royalty territory (for licensed products that are jointly funded the royalty territory is worldwide except for the U.S., and for all licensed products that are not jointly funded the Royalty Territory is worldwide), the probability of successfully developing and commercializing prasinezumab, the estimated remaining development costs for PRX002/RG7935, and the estimated time to commercialization of prasinezumab. The Company concluded that a change in the assumptions used to determine the best estimate of selling price (“BESP”) of the license deliverable would not have a significant effect on the allocation of arrangement consideration.
The Company’s discounted cash flow model included several market conditions and entity-specific inputs, including the likelihood that clinical trials for prasinezumab will be successful, the likelihood that regulatory approval will be obtained and the product commercialized, the appropriate discount rate, the market locations, size and potential market share of the product, the expected life of the product, and the competitive environment for the product. The market assumptions were generated using a patient-based forecasting approach, with key epidemiological, market penetration, dosing, compliance, length of treatment and pricing assumptions derived from primary and secondary market research, referenced from third-party sources.

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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of December 31, 2018, there were no remaining Research Services performance obligations. Prior to the adoption of ASC 606, the Company recognized Research Services as collaboration revenue as earned.
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

Revenue and Expense Recognition

The Company recognized $1.0 million as collaboration revenue for the year ended December 31, 2018 for Additional Development Services and $nil for Research Services, as compared to $0.9 million and $1.1 million of Research Services as collaboration revenue for the years ended December 31, 2017 and 2016, respectively. The Company recorded $1.7 million and $3.6 million of reimbursement for Additional Development Services from Roche for the years ended December 31, 2017 and 2016, respectively, as offset to R&D expenses. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $13.0 million in R&D expenses for payments made to Roche during the year ended December 31, 2018, as compared to $7.2 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.
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
In June 2017, the Company achieved a $30.0 million clinical milestone under the License Agreement as a result of dosing of first patient in Phase 2 study for PRX002. The milestone was accounted for under ASC 605 and was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. As such, the Company recognized $26.6 million of the $30.0 million milestone as collaboration revenue and $3.4 million as an offset to R&D expenses during the year ended December 31, 2017. The Company did not achieve any clinical and regulatory milestones under the License Agreement during the year ended December 31, 2018.
Celgene Collaboration Agreement
Overview

On March 20, 2018, the Company, through its wholly owned subsidiary Prothena Biosciences Limited, entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Switzerland LLC (“Celgene”), a subsidiary of Celgene Corporation, pursuant to which Prothena granted to Celgene a right to elect in its sole discretion to exclusively license rights both in the U.S. (the “US Rights”) and on a global basis (the “Global Rights”), with respect to the Company’s programs to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target (the “Collaboration Targets”). For each such program, Celgene has an exclusive right to license clinical candidates in the U.S. at the IND filing and if exercised, would also have a right to expand the license to global rights at the completion of Phase 1. Following the exercise for U.S. rights, Celgene would have decision making authority over development activities and all regulatory, manufacturing and commercialization activities in the U.S. The Company would be responsible for certain of those activities through completion of Phase 1 clinical studies of products in each such program, for which Celgene exercises its US Rights unless Celgene elects otherwise to do so at its cost.
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
Performance Obligations

The Company assessed the Collaboration Agreement and concluded that it represented a contract with a customer within the scope of ASC 606. Per ASC 606, a performance obligation is defined as a promise to transfer a good or service or a series of distinct goods or services. At inception of the Collaboration Agreement, the Company concluded that it does not have material distinct performance obligation as the Company is not obligated to transfer the US or Global license to Celgene unless Celgene exercises its US Right or Global Right, respectively, and the Company is not obligated to perform development activities under the development plan during preclinical and Phase 1 clinical trials including the regulatory filing of the IND. The discovery, preclinical and clinical development activities performed by the Company are to be performed at the Company’s discretion and therefore are not considered distinct performance obligations under ASC 606. Per the terms of the Collaboration Agreement, the Company may conduct discovery activities to characterize, identify and generate antibodies to become collaboration candidates that target such Collaboration Target, and thereafter may pre-clinically develop collaboration candidates to identify lead candidates that target such Collaboration Target and file an IND with the U.S. Food and Drug Administration (the “FDA”) for a Phase 1 clinical trial for such lead candidates. The Company is solely responsible for any and all costs and expenses in connection with the performance, in its discretion, of any program prior to the exercise of the Global Right for such program. The Company is not obligated to perform manufacturing activities. Per the terms of the Collaboration Agreement, to the extent that the Company, at its discretion, conducts a program, the Company shall be responsible for the manufacture of collaboration candidates and collaboration products for use in such program, as well as the associated costs. Delivery of manufactured compound (clinical product supply) is not deemed a performance obligation under ASC 606 as the Company is not obligated to transfer supply of collaboration product to Celgene unless Celgene exercises its right to participate in the Phase 1 development.
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
The Company evaluated the potential obligations to transfer the U.S. and global licenses to Celgene under ASC 606-10-55-42 and 55-43 to determine whether it gave Celgene a “material right” and concluded that Celgene’s options to exercise its US Rights or Global Rights represented a “material right” to Celgene that it would not have received without entering into the Collaboration Agreement. However, the obligations to transfer the U.S. and Global licenses to Celgene were not considered performance obligations at the outset of the Collaboration Agreement under ASC 606, and will become performance obligations only if and when Celgene chooses to exercise its options.
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

At the inception of the Collaboration Agreement, the Company did not transfer any goods or services to Celgene that are material. Accordingly, the Company has concluded that the initial transaction price will be recognized as contract liability and will be deferred until the Company transfers control of goods or services to Celgene (which would be when Celgene exercises the US Right and receives control of the US license for at least one of the programs) or at the termination of the Collaboration Agreement, whichever occurs first. At such point that the Company transfers control of goods or services to Celgene, the total transaction price will be allocated by first applying the fair value for each program, relative to the other programs, on the assumption that each program processes to the point that Celgene could exercise its US Rights, to arrive at a transaction price per program, and then allocating each such transaction price per program to each of the Company’s performance obligations on a relative standalone selling price basis.

The relative selling price method is based on the Company’s best estimate of the selling price of the respective US or Global licenses for that program. The best estimate of selling price for the US and Global licenses by program was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the US and Global license included the market opportunity for commercialization of each program in the U.S. or globally depending on the license, the probability of successfully developing and commercializing a given program target, the estimated remaining development costs for the respective program, and the estimated time to commercialization of the drug for that program.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the year ended December 31, 2018.

9.	Shareholders' Equity
Ordinary Shares
As of December 31, 2018, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,863,711 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of December 31, 2018, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2018. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
10. Share-Based Compensation
2018 Long Term Incentive Plan (“2018 LTIP”)
In May 2018, the Company’s shareholders approved the 2018 Long Term Incentive Plan (the “2018 LTIP”), which provides for the grant of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options under the 2018 LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life. Under the 2018 LTIP, the number of ordinary shares authorized for issuance under the 2018 LTIP is equal to the sum of (a) 1,800,000 shares, (b) 1,177,933 shares that were available for issuance under the 2012 LTIP as of the May 15, 2018 effective date of the 2018 LTIP, and (c) any shares subject to issued and outstanding awards under the 2012 Long Term Incentive Plan (the “2012 LTIP”) that expire, are cancelled or otherwise terminate following the effective date of the 2018 LTIP; provided, that no more than 2,500,000 shares may be issued pursuant to the exercise of ISOs.

Amended and Restated 2012 Long Term Incentive Plan
Prior to the effective date of the 2018 LTIP, employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, received equity awards under the 2012 LTIP. Options under the 2012 LTIP were granted for periods up to ten years. All options issued to date have had a ten year life.
Shares Available for Grant
The Company granted 4,140,800, 1,566,800 and 1,508,725 options during the year ended December 31, 2018, 2017 and 2016, respectively, in aggregate under the 2012 LTIP and the 2018 LTIP. The Company’s option awards generally vest over four years. As of December 31, 2018, 1,535,371 ordinary shares remained available for grant under the 2018 LTIP, and options to purchase 6,726,715 ordinary shares in aggregate under the 2012 LTIP and the 2018 LTIP were outstanding with a weighted-average exercise price of approximately $26.82 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2022 related to unvested share-based payment awards at December 31, 2018 is $58.3 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 3.12 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016 was based on awards granted under the 2012 LTIP and the 2018 LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$9,830	$10,914	$7,094
General and administrative (2)	16,232	15,850	17,835
Restructuring costs (1)	948	—	—
Total share-based compensation expense	$27,010	$26,764	$24,929
_________________

(1)
Restructuring costs for the year ended December 31, 2018 includes $0.9 million of share-based compensation expense related to the contractual acceleration of vesting of certain stock options granted to executive officers.

(2)
Includes $nil, $nil and $6.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, of share-based compensation expense related to the accelerated vesting of stock options to the Company’s former CEO upon his death.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized tax benefits from share-based awards of $4.7 million, $4.2 million and $4.3 million, respectively.
The fair value of the options granted to employees and non-employee directors during the years ended December 31, 2018, 2017 and 2016 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	79.5%	72.4%	75.2%
Risk-free interest rate	2.8%	2.0%	1.5%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$13.70	$35.71	$26.41
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the year ended December 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	4,406,752	$38.93	7.60	$30,455
Granted	4,140,800	20.20
Exercised	(206,411)	22.70
Canceled	(1,614,426)	43.42
Outstanding at December 31, 2018	6,726,715	$26.82	7.39	$2,169
Vested and expected to vest at December 31, 2018	6,213,727	$27.26	7.26	$2,169
Vested at December 31, 2018	2,516,207	$32.47	5.21	$2,169
The total intrinsic value of options exercised was $2.4 million, $39.9 million and $12.8 million during the years ended December 31, 2018, 2017 and 2016, respectively, determined as of the date of exercise.
The following table summarizes information about the Company’s options outstanding as of December 31, 2018:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.41	$13.05	666,565	4.84	$7.29	572,065	$6.51
15.04	15.04	2,605,200	8.99	15.04	—	—
16.42	29.81	807,356	5.66	25.95	671,213	27.44
33.06	33.06	2,500	9.16	33.06	—	—
33.10	33.10	718,400	8.29	33.10	15,000	33.10
34.04	42.50	716,345	6.73	35.78	525,616	36.08
43.40	55.00	951,955	6.37	53.02	536,948	52.76
55.15	62.10	172,144	7.35	56.60	129,195	56.73
63.27	63.27	25,000	8.75	63.27	7,291	63.27
67.64	67.64	61,250	1.82	67.64	58,879	67.64
$6.41	$67.64	6,726,715	7.39	$26.82	2,516,207	$32.47

11. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Ireland	$(163,653)	$(162,865)	$(164,797)
Switzerland	384	480	—
U.S.	7,154	4,782	5,833
Loss before provision for income taxes	$(156,115)	$(157,603)	$(158,964)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. Federal	$1,320	$(2,478)	$4,464
U.S. State	1	1	1
Switzerland	(197)	306	—
Ireland	(5)	5	—
Total current provision	$1,119	$(2,166)	$4,465
Deferred:
U.S. Federal	$(1,589)	$(2,200)	$(3,321)
U.S. State	—	—	—
Switzerland	—	—	—
Ireland	—	—	—
Total deferred benefit	(1,589)	(2,200)	$(3,321)
Total provision for (benefit from) income taxes	$(470)	$(4,366)	$1,144

The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. Further, excess benefits of stock compensation have been recorded as a benefit to the tax provision for all periods presented. For the year ended December 31, 2018, the Company recorded a net tax shortfall of $1.7 million as compared to excess tax benefits of $5.3 million for the year ended December 31, 2017 all of which were recorded as part of its income tax provision in the Consolidated Statements of Operations. The Company’s income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
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

	Years Ended December 31,
	2018	2017	2016
Taxes at the Irish statutory tax rate of 12.5%	$(19,514)	$(19,700)	$(19,870)
Income tax at rates other than applicable statutory rate	(458)	678	813
Change in valuation allowance	26,747	28,967	25,200
Share-based payments	2,215	(8,242)	422
Tax credits	(10,351)	(5,857)	(5,384)
Other	891	(212)	(37)
Provision for (benefit from) income taxes	$(470)	$(4,366)	$1,144
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law. It contains many significant changes to the U.S. income tax laws. The TCJA was effective in the first quarter of 2018 and, among other things, lowered the Company’s U.S. federal income tax rate from 34% to 21%. The Company recorded a provisional tax benefit of $0.4 million during the year ended December 31, 2017 related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate. As of December 31, 2018, the Company has completed its accounting for the tax effects of TCJA and no adjustments were made to the provisional net tax benefit reported as of the year ended December 31, 2017.
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
Significant components of the Company’s net deferred tax assets as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$88,626	$67,653
Tax credits	22,339	16,308
Accruals	1,521	1,285
Share-based compensation	9,322	7,444
Gross deferred tax assets	121,808	92,690
Valuation allowance	(111,429)	(83,972)
Net deferred tax assets	10,379	8,718
Deferred tax liability:
Fixed Assets	(677)	(605)
Net deferred tax assets	$9,702	$8,113

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
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $111.4 million against its deferred tax assets as of December 31, 2018 primarily in relation to deferred tax assets arising from tax credits and net operating losses. The deferred tax assets recognized net of the valuation allowance, $9.7 million as of December 31, 2018, consist of U.S. federal temporary differences. Due to consistent U.S. operating income, the Company expects to realize such deferred tax assets. The net increase of $27.5 million in the valuation allowance during the year ended December 31, 2018 was primarily due to net operating losses of the Company and its Irish entities, and to a lesser extent from U.S. federal and state tax credits.
As of December 31, 2018, certain of the Company’s Irish entities had trading loss carryovers of $652.1 million and non-trading loss carryovers of $11.6 million, each of which can be carried forward indefinitely but are limited to the same trade/trades. In addition, as of December 31, 2018, the Company had state net operating loss carryforwards of approximately $47.6 million, which are available to reduce future taxable income, if any, for the Company’s U.S. subsidiary. If not utilized, the state net operating loss carryforward begins expiring in 2032.
The Company also has federal and California research and development credit carryforwards of $18.7 million and $10.5 million, respectively, at December 31, 2018. The federal research and development credit carryforwards will expire starting in 2035 if not utilized. The California tax credits can be carried forward indefinitely.
Cumulative unremitted earnings of the Company’s U.S. and Swiss subsidiaries total approximately $32.2 million and $0.8 million, respectively, at December 31, 2018. The Company's U.S. subsidiary’s cash balances at December 31, 2018 are committed for its working capital needs. No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. and Swiss subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested. The Company expects to distribute the remaining cash from its Swiss subsidiary to its Irish parent in 2019 however, the Company considers any potential tax associated with the distribution of Swiss earnings to be insignificant. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S. and 5% in Switzerland) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. and Swiss taxes withheld, and as of December 31, 2018 the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2018	2017
Gross Unrecognized Tax Benefits at January 1	$4,268	$2,406
Additions for tax positions taken in the current year	2,589	1,464
Additions for tax positions taken in the prior year	32	398
Reductions for tax positions taken in the prior year	(34)	—
Gross Unrecognized Tax Benefits at December 31	$6,855	$4,268
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2018 would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2018, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2013 to 2018 remain subject to examination by the U.S taxing authorities and the tax years 2013 to 2018 remain subject to examination by the Irish taxing authorities.
12. Restructuring

In May 2018, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s April 23, 2018 announcement of its decision to discontinue further development of NEOD001.

The Company incurred aggregate restructuring and impairment charges of approximately $16.1 million for the year ended December 31, 2018. Restructuring charges incurred under this plan primarily consisted of employee termination benefits and and contract termination costs primarily associated with exit fees relating to third-party manufacturers that we contracted with for NEOD001 clinical and commercial supplies. Employee termination benefits include severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring costs in the Consolidated Statements of Operations. Substantially all of the cash payments are expected to be paid out by the end of the first quarter of 2019. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the year ended December 31, 2018 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Assets Impairment (1)	Other(2)	Total
Balance at January 31, 2018	$—	$—	$—	$—	$—
Restructuring charges	8,187	5,922	—	613	14,722
Non cash charges	948	(23)	498	—	1,423
Reduction in non cash charges	(948)	23	(498)	—	(1,423)
Reductions for cash payments	(7,716)	(5,655)	—	(613)	(13,984)
Foreign Exchange	(10)	(267)	—	—	(277)
Balance at December 31, 2018	$461	$—	$—	$—	$461
(1) Includes $0.5 million of long-lived assets surrendered to the landlord as part of the full and final settlement of our office lease in Dún Laoghaire, Ireland as discussed in Note 7, "Commitments and Contingencies".
(2) Includes $0.6 million of costs incurred related to the sub-sublease of the Current SSF Facility as discussed in Note 7, “Commitments and Contingencies”.

The total amount expected to be incurred in connection with the restructuring plan is $16.1 million. The cumulative amount incurred to date is $16.1 million as of December 31, 2018. As of December 31, 2018, the restructuring liability is included in current liabilities on the Consolidated Balance Sheets.
13. Employee Retirement Plan
In the U.S., the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (the “IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions of $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In Europe, the Company recorded total expense for employer contribution of $247,000, $352,000 and $92,000, in the years ended December 31, 2018, 2017 and 2016, respectively. In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee's eligible earnings. In Switzerland, the Company contributed to an employee pension fund up to 19.0% of an employee’s two-third eligible earnings. The percentage paid by the Company in Switzerland depended on the employee's age, gender, and employee classification. In Germany, Belgium and Spain, the Company contributed at a fixed rate of 8.0%, 7.5% and 7.5%, respectively, of an employee's eligible earnings.

14. Related Parties
Consulting Agreement
Carol D. Karp commenced employment with the Company as its Chief Regulatory Officer on December 14, 2016. Prior to that, Ms. Karp provided consulting services to the Company under a written Consulting Agreement. That Consulting Agreement terminated as of December 13, 2016, before Ms. Karp joined the Company. There were no consulting fees paid to Ms. Karp for the years ended December 31, 2018 and 2017. During fiscal year 2016 through December 13, 2016, the Company paid to Ms. Karp a total of $304,150 (not including expense reimbursements) under the Consulting Agreement.
15. Selected Quarterly Financial Information (Unaudited)
The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2018. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share - basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2018
Revenues	$227	$279	$255	$194
Operating expenses	$48,935	$63,348	$24,578	$22,949
Net loss	$(48,743)	$(59,882)	$(24,559)	$(22,461)
Net loss per share - basic	$(1.26)	$(1.50)	$(0.62)	$(0.56)
Net loss per share - diluted	$(1.26)	$(1.50)	$(0.62)	$(0.56)
Year Ended December 31, 2017
Revenues	$259	$26,812	$219	$229
Operating expenses	$36,530	$44,944	$53,753	$47,546
Net income (loss)	$(35,384)	$(17,701)	$(52,394)	$(47,758)
Net income (loss) per share - basic	$(0.99)	$(0.46)	$(1.37)	(1.24)
Net income (loss) per share - diluted	$(0.99)	$(0.46)	$(1.37)	$(1.24)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.
PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 21, 2019 (our “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Election of Directors

•	Section 16(a) Beneficial Ownership Reporting Compliance
Executive Officers of the Registrant
Following is certain information regarding our executive officers as of March 11, 2019.

Name	Age	Position(s)	Since
Gene G. Kinney	50	President and Chief Executive Officer, Director	2016
A. W. Homan	59	Chief Legal Officer	2014
		Company Secretary	2018
Carol D. Karp	66	Chief Regulatory Officer	2016
Tran B. Nguyen	45	Chief Financial Officer	2013
		Chief Operating Officer	2018
Radhika Tripuraneni	39	Chief Development Officer	2018
Karin L. Walker	55	Chief Accounting Officer and Controller	2013
Wagner M. Zago	46	Chief Scientific Officer	2017
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
A. W. Homan has served as our Chief Legal Officer since 2014 and as Company Secretary since 2018. Prior to joining Prothena, he was Senior Vice President, General Counsel and Secretary of Complete Genomics, Inc. (a laboratory services company), a position he held from 2012 until its sale in 2013. Mr. Homan was Senior Vice President, General Counsel and Secretary of Varian, Inc. (a scientific instruments company), from 1999 until it was acquired in 2010. Prior to that, he was Associate General Counsel at Varian Associates, Inc., and also worked at a leading San Francisco law firm. Mr. Homan earned BA from Virginia Tech and his JD (law degree) from the University of Virginia.
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

Tran B. Nguyen has served as our Chief Financial Officer since 2013 and as our Chief Operating Officer since 2018. Prior to joining Prothena in 2013, he was Vice President, Chief Financial Officer (from 2010 to 2011) and then Senior Vice President, Chief Financial Officer of Somaxon Pharmaceuticals, Inc. (a biopharmaceutical company), from 2011 until its sale in 2013. Mr. Nguyen was Vice President, Chief Financial Officer at Metabasis Therapeutics, Inc. (a biopharmaceutical company) from 2009 until its sale in 2010. From 2007 to 2009, he was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc., and from 2004 to 2007 he served in various capacities as a healthcare investment banker at Lehman Brothers, Inc. Mr. Nguyen serves on the board of directors of Sierra Oncology, Inc. (a publicly-traded clinical-stage oncology company) and Rain Therapeutics Inc. (a privately-held clinical-stage oncology company). He earned his BA in Economics and Psychology from Claremont McKenna College and his MBA from the Anderson School of Management at the University of California, Los Angeles.
Radhika Tripuraneni, M.D., M.P.H., has served as our Chief Development Officer since 2018. Prior to that, she was our Vice President, Medical Affairs and Development Operations. Prior to joining Prothena in 2018, Dr. Tripuraneni was Vice President, Medical Affairs and Chief of Staff to the Chief Medical Officer of MyoKardia Inc. (a biotechnology company), positions she held from 2017 to 2018. From 2012 to 2017, she was Vice President, Medical Affairs at Synageva BioPharma Corp. (a biopharmaceutical company) and then Alexion Pharmaceuticals (a pharmaceutical company), which acquired Synageva in 2015. Dr. Tripuraneni held various medical director positions at Gilead Sciences, Inc. and Genzyme Corporation (both biopharmaceutical companies) from 2007 to 2012, and prior to that worked at Summer Street Research Partners (an equity research firm). She earned her BAs in business and liberal arts and her MD from the University of Missouri, and her Master in Public Health from Harvard University. Dr. Tripuraneni did her clinical training in general surgery at Harvard - Beth Israel Deaconess Medical Center.
Karin L. Walker has served as our Chief Accounting Officer and Controller since 2013. Prior to joining Prothena, she was Vice President, Finance and Chief Accounting Officer of Affymax, Inc. (a biopharmaceutical company), a position she held from 2012 to 2013. From 2009 to 2012, Ms. Walker was Vice President, Finance and Corporate Controller at Amyris Inc. (a biotechnology company). From 2006 to 2009, she was Vice President, Finance and Corporate Controller for CV Therapeutics, Inc. (a biopharmaceutical company). Ms. Walker also held senior financial leadership positions at Knight Ridder Digital, Accellion, Niku Corporation, Financial Engines, Inc. and NeoMagic Corporation. She earned her BS in business from the California State Polytechnic University, San Luis Obispo, and is a certified public accountant.
Wagner M. Zago, Ph.D., has served as our Chief Scientific Officer since 2017. Prior to that, from 2015 to 2017, he was our Vice President, Head of Research. From 2012 to 2015, Dr. Zago was our Head of Pharmacology and Neuropathology. From 2006 to 2012, he held various scientific positions at Elan Pharmaceuticals, Inc, performing research aimed at developing new therapeutics for central nervous system disorders and inflammation. While in these positions, from 2009 to 2013, Dr. Zago also served as a scientist at Janssen Alzheimer Immunotherapy, a Johnson & Johnson Company (a biopharmaceutical company). He earned his BS in Biomedicine from the Universidade Federal de Sao Paulo (Escola Paulista de Medicina), Brazil, and his MS and PhD (both in Pharmacology) from the Universidade de Sao Paulo, Brazil, and was a Post-Doctoral Researcher at the University of California, San Diego and the Burnham Institute.
Code of Conduct
We have a Code of Conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on the Company’s website at http://ir.prothena.com. We will provide to any person without charge, upon request, a copy of that Code of Conduct; such a request may be made by sending it to our Company Secretary, Prothena Corporation plc, 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, D02 T804, Ireland. If we make any amendment to, or waiver from, a provision of our Code of Conduct that we are required to disclose under SEC rules, we intend to satisfy that disclosure requirement by posting such information to our website at http://ir.prothena.com.

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
		S-1/A	333-191218	9/30/2013	2.2(b)

2.3	Intellectual Property License and Conveyance Agreement, dated as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.2

3.1	Amended and Restated Memorandum and Articles of Association (Constitution) of Prothena Corporation plc	8-K	001-35676	5/25/2016	3.1

4.1	Amended and Restated Memorandum and Articles of Association (Constitution) of Prothena Corporation plc	8-K	001-35676	5/25/2016	3.1

10.1(a)	Tax Matters Agreement, dated as of December 20, 2012, between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.1

10.1(b)	Amendment No. 1 to Tax Matters Agreement, dated as of June 25, 2013, between Elan Corporation, plc and Prothena Corporation plc	10-Q	001-35676	8/13/2013	10.2

10.2	License Agreement, dated as of December 31, 2008, between the University of Tennessee Research Foundation and Elan Pharmaceuticals, Inc.	10/A	001-35676	11/30/2012	10.14

10.3(a)†	License Agreement, dated as of November 4, 2013, between The Regents of the University of California and Neotope Biosciences Limited	10-Q/A	001-35676	8/17/2018	10.1(a)

10.3(b)†
License Agreement Amendment Number One, dated as of January 15, 2014, to License Agreement dated as of November 4, 2013, between The Regents of the University of California and Neotope Biosciences Limited
		10-Q/A	001-35676	8/17/2018	10.1(b)

10.4†	Exclusive License Agreement, dated as of July 25, 2016, between University Health Network and Prothena Biosciences Limited	10-Q/A	001-35676	8/17/2018	10.2

10.5†	License, Development, and Commercialization Agreement, dated as of December 11, 2013, among Neotope Biosciences Limited and Prothena Biosciences Inc, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.	10-K/A	001-35676	6/6/2014	10.4

10.6†	Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q/A	001-35676	8/17/2018	10.3

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.7	Share Subscription Agreement, dated as of March 20, 2018, between Celgene Switzerland LLC and Prothena Corporation plc	10-Q	001-35676	5/9/2018	10.4

10.8†	Master Process Development and Clinical Supply Agreement, dated as of June 23, 2010, as amended August 1, 2011, among Elan Pharma International Limited, Neotope Biosciences Limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.9†	Letter Agreement, dated April 5, 2017, among Prothena Therapeutics Limited, Prothena Biosciences Limited and Boehringer Ingelheim Biopharmaceuticals GmbH	10-Q	001-35676	8/9/2017	10.4

10.10†	Commercial Supply Contract, dated as of November 9, 2016, between Prothena Therapeutics Limited and Rentschler Biotechnologie GmbH	10-K	001-35676	2/27/2017	10.6

10.11	Termination and Release Agreement, dated July 20, 2018, between Prothena Biosciences Limited and Rentschler Biopharma SE	10-Q	001-35676	11/6/2018	10.1

10.12(a)	Sublease, dated as of March 22, 2016, between Prothena Biosciences Inc and Amgen Inc.	10-Q	001-35676	5/4/2016	10.2(a)

10.12(b)	Consent to Sublease Agreement, dated as of March 28, 2016, among Prothena Biosciences Inc, Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	5/4/2016	10.2(b)

10.13(a)	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences Inc and Assembly Biosciences, Inc.	10-Q	001-35676	11/6/2018	10.2(a)

10.13(b)	Consent to Sub-Sublease, dated as of September 19, 2018, among Prothena Biosciences Inc, Assembly Biosciences, Inc., Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	11/6/2018	10.2(b)

10.14#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/23/2017	10.1

10.15#	Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/18/2018	10.1

10.16#	Prothena Corporation plc Amended and Restated Incentive Compensation Plan	10-Q	001-35676	5/9/2017	10.1

10.17#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

10.18#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.19#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.20#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning May 16, 2018)	10-Q	001-35676	8/7/2018	10.2

10.21#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.22#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.23#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning June 21, 2018)	10-Q	001-35676	8/7/2018	10.3

10.24#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.25#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

10.26#	Offer letter, dated December 14, 2012, between Prothena Biosciences Inc and Tara Nickerson	10-K	001-35676	3/29/2013	10.20

10.27#	Promotion letter, dated February 5, 2014, between Prothena Biosciences Inc and Tara Nickerson	8-K	001-35676	3/3/2014	10.1

10.28#	Separation Agreement, dated May 23, 2018, between Prothena Biosciences Inc and Tara Nickerson	10-Q	001-35676	8/7/2018	10.1

10.29#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.30#	Offer letter, dated April 11, 2014, between Prothena Biosciences Inc and A. W. Homan	10-Q	001-35676	8/5/2014	10.5

10.31#	Retirement transition letter, dated December 11, 2018, between Prothena Biosciences Inc and A. W. Homan					X

10.32#	Offer letter, dated December 5, 2016, between Prothena Biosciences Inc and Carol D. Karp	10-K	001-35676	2/27/2017	10.28

10.33#	Offer letter, dated April 2, 2017, between Prothena Biosciences Inc and Sarah B. Noonberg	10-Q	001-35676	8/9/2017	10.2

10.34#	Promotion letter, dated June 9, 2017, between Prothena Biosciences Inc and Wagner M. Zago	10-Q	001-35676	8/9/2017	10.3

10.35#	Promotion letter, dated December 11, 2018, between Prothena Biosciences Inc and Radhika Tripuraneni					X

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Dated:	March 15, 2019	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/Gene G. Kinney	President and Chief Executive Officer	March 15, 2019
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/Tran B. Nguyen	Chief Operating Officer and Chief Financial Officer	March 15, 2019
Tran B. Nguyen	(Principal Financial Officer)

/s/Karin L. Walker	Chief Accounting Officer and Controller	March 15, 2019
Karin L. Walker	(Principal Accounting Officer)

/s/Lars G. Ekman	Chairman of the Board	March 15, 2019
Lars G. Ekman, M.D., Ph.D.

/s/Richard T. Collier	Director	March 15, 2019
Richard T. Collier

/s/Shane M. Cooke	Director	March 15, 2019
Shane M. Cooke

/s/K. Anders O. Härfstrand	Director	March 15, 2019
K. Anders O. Härfstrand, M.D., Ph.D.

/s/Christopher S. Henney	Director	March 15, 2019
Christopher S. Henney, Ph.D., D.Sc.

/s/Dennis J. Selkoe	Director	March 15, 2019
Dennis J. Selkoe, M.D.