Form 10-Q
period 2019-03-31
Prothena Corp plc
filed 2019-05-07
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.01 per share	PRTA	The Nasdaq Global Select Market
The number of ordinary shares outstanding as of April 30, 2019 was 39,864,561.

PROTHENA CORPORATION plc
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$410,106	$427,659
Restricted cash, current	1,352	—
Prepaid expenses and other current assets	3,735	3,731
Total current assets	415,193	431,390
Non-current assets:
Property and equipment, net	4,632	52,835
Operating lease right-of-use assets	27,234	—
Deferred tax assets	8,903	9,702
Restricted cash, non-current	2,704	4,056
Other non-current assets	868	813
Total non-current assets	44,341	67,406
Total assets	$459,534	$498,796
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,103	$1,470
Accrued research and development	4,738	5,370
Income taxes payable, current	290	54
Lease liability, current	4,810	—
Build-to-suit lease obligation, current	—	1,645
Restructuring liability	—	461
Other current liabilities	2,965	5,926
Total current liabilities	14,906	14,926
Non-current liabilities:
Deferred revenue	110,242	110,242
Deferred rent	—	176
Lease liability, non-current	21,703	—
Build-to-suit lease obligation, non-current	—	49,901
Other liabilities	553	553
Total non-current liabilities	132,498	160,872
Total liabilities	147,404	175,798
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2019 and December 31, 2018
Issued and outstanding shares — none at at March 31, 2019 and December 31, 2018
Ordinary shares, $0.01 par value:	399	399
Authorized shares — 100,000,000 at March 31, 2019 and December 31, 2018
Issued and outstanding shares — 39,864,561 and 39,863,711 at March 31, 2019 and December 31, 2018, respectively
Additional paid-in capital	926,804	920,594
Accumulated deficit	(615,073)	(597,995)
Total shareholders’ equity	312,130	322,998
Total liabilities and shareholders’ equity	$459,534	$498,796
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$186	$227
Total revenue	186	227
Operating expenses:
Research and development	13,296	34,706
General and administrative	9,905	14,229
Restructuring charges (credits)	(61)	—
Total operating expenses	23,140	48,935
Loss from operations	(22,954)	(48,708)
Other income (expense):
Interest income, net	2,304	200
Other expense, net	(17)	(272)
Total other income (expense), net	2,287	(72)
Loss before income taxes	(20,667)	(48,780)
Provision for (benefit from) income taxes	198	(37)
Net loss	$(20,865)	$(48,743)
Basic and diluted net loss per share	$(0.52)	$(1.26)
Shares used to compute basic and diluted net loss per share	39,864	38,684
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(20,865)	$(48,743)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	385	797
Share-based compensation	6,205	6,902
Deferred income taxes	(195)	395
Interest expense under build-to-suit lease obligation	—	908
Amortization of right-of-use assets	1,296	—
Changes in operating assets and liabilities:
Accounts receivable	(5)	(99,772)
Prepaid and other assets	(54)	422
Deferred revenue	—	110,242
Accounts payable, accruals and other liabilities	(2,598)	(2,735)
Restructuring liability	(461)	—
Operating lease liabilities	(1,143)	—
Net cash used in operating activities	(17,435)	(31,584)
Investing activities
Purchases of property and equipment	(131)	(181)
Proceeds from disposal of fixed assets	8	—
Net cash used in investing activities	(123)	(181)
Financing activities
Proceeds from subscription of ordinary shares	—	39,758
Proceeds from issuance of ordinary shares upon exercise of stock options	5	4,380
Reduction of build-to-suit lease obligation	—	(954)
Net cash provided by financing activities	5	43,184
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,553)	11,419
Cash, cash equivalents and restricted cash, beginning of the year	431,715	421,676
Cash, cash equivalents and restricted cash, end of the period	$414,162	$433,095

Supplemental disclosures of cash flow information
Cash paid (refunds received) for income taxes, net	$54	$—

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$8	$79
Right-of-use assets recorded upon adoption of ASC 842	$28,530	$—
Reduction of build-to-suit lease obligation upon adoption of ASC 842	$(51,546)	$—
Reduction of amounts capitalized under build-to-suit lease upon adoption of ASC 842	$(46,760)	$—
Reduction of capitalized interest under build-to-suit lease upon adoption of ASC 842	$(1,099)	$—
Receivable from option exercises	$—	$19
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$410,106	$429,039
Restricted cash, current	1,352	—
Restricted cash, non-current	2,704	4,056
Total cash, cash equivalents and restricted cash, end of the period	$414,162	$433,095

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	39,863,711	$399	$920,594	$(597,995)	$322,998
Cumulative adjustment to accumulated deficit upon adoption of ASC-842	—	—	—	3,787	3,787
Share-based compensation	—	—	6,205	—	6,205
Issuance of ordinary shares upon exercise of stock options	850	—	5	—	5
Net loss	—	—	—	(20,865)	(20,865)
Balances at March 31, 2019	39,864,561	$399	$926,804	$(615,073)	$312,130

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2017	38,482,764	$385	$849,154	$(442,350)	$407,189
Issuance of ordinary shares under share subscription agreement with Celgene	1,174,536	12	39,746	—	39,758
Share-based compensation	—	—	6,902	—	6,902
Issuance of ordinary shares upon exercise of stock options	164,499	1	4,398	—	4,399
Net loss	—	—	—	(48,743)	(48,743)
Balances at March 31, 2018	39,821,799	$398	$900,200	$(491,093)	$409,505
See accompanying Notes to Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by its deep scientific understanding built over decades of neuroscience research, Prothena is advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab - PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau and TDP-43, where its scientific understanding of disease pathology can be leveraged.

The Company was formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of March 31, 2019, the Company had an accumulated deficit of $615.1 million and cash and cash equivalents of $410.1 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at March 31, 2019 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Celgene, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2019 (the “2018 Form 10-K”). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2019, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K, with the exception of those noted below.

Recently Adopted Accounting Pronouncement
In August 2018, the SEC issued Final Rule 33-10532, which updates and simplifies certain disclosure requirements. The rule was effective for filings on or after November 5, 2018. However, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders' equity in the Form 10-Q for the first quarter beginning after the effective date of the rule (e.g. for a calendar year-end company, the first quarter of fiscal year 2019). The following amendments from the Final Rule 33-10532 are applicable to the Company: (1) an analysis of changes in stockholders' equity will now be required for the current and comparative year-to-date interim periods; and (2) for market price information, a registrant will disclose the ticker symbol of its common equity instead of disclosure of the high and low trading prices of an entity's common stock for specified quarterly periods. The Company's disclosure reflects the applicable amendments.
In February 2016, the FASB issued Accounting Standards Update 2016-02 Topic 842, Leases ("ASC 842"), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Codification Improvements. Under the new standard, a lessee will recognize liabilities on the balance sheet, initially measured at the present value of the lease payments, and right-of-use (ROU) assets representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less at the commencement date, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard also eliminates the previous build-to-suit lease accounting guidance, which results in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance requires both types of leases to be recognized on the balance sheet. The Company adopted the new standard on January 1, 2019 using the modified retrospective transition method wherein the effective date is its date of initial application. Consequently, prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 840. The new standard provides a number of optional practical expedients in transition. The Company elected the "package of practical expedients", which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct cost. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. For the Company's build-to-suit lease, Prothena has historically excluded executory costs, when part of the fixed payments in a lease contract, as part of the minimum rental payment disclosed in its financial statements footnote for the Current SSF Facility lease under ASC 840. Executory cost of a lease includes costs of taxes, insurance and maintenance (including common area maintenance). With the selection of practical expedient, the Company believes it is appropriate to continue applying the same accounting policy with its transition to ASC 842 (i.e. exclude the executory cost in determining the minimum rental payment).
As of January 1, 2019, the Company recorded $3.8 million change to the opening balance of the accumulated deficit for the cumulative effect of applying ASC 842, which included a reduction of $1.0 million in deferred tax assets. See Note 6, “Commitments and Contingencies,” which provides additional details on the Company's current lease arrangements. The impact of the adoption of ASC 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to the Adoption of Topic 842	January 1, 2019
Property and equipment, net	$52,835	$(47,859)	$4,976
Operating lease right-of-use assets	$—	$28,530	$28,530
Deferred tax assets	$9,702	$(994)	$8,708
Lease liability, current	$—	$4,717	$4,717
Other current liabilities(1)	$5,926	$(44)	$5,882
Build-to-suit lease obligation, current	$1,645	$(1,645)	$—
Lease liability, non-current	$—	$22,939	$22,939
Build-to-suit lease obligation, non-current	$49,901	$(49,901)	$—
Deferred rent, non-current	$176	$(176)	$—
Accumulated deficit	$(597,995)	$3,787	$(594,208)
__________________
(1) Amount as of December 31, 2018 includes Deferred rent, current.

The adjustments due to the adoption of ASC 842 relate to (1) the change in classification of build-to-suit lease under ASC 840 for the Company's current facility in South San Francisco, California to an operating lease under ASC 842 and as a result the Company derecognized its build-to-suit asset of $47.9 million under Property and equipment, net as of December 31, 2018 and related liability of $51.5 million, and (2) recognized an operating lease right-of-use asset of $28.5 million and operating lease liability of $27.7 million on the condensed consolidated balance sheet for the Company's operating lease. The right-of-use asset includes tenant improvements added by the Company wherein the lessor was deemed the accounting owner, net of tenant improvement allowance paid by the lessor. The Company has no debt and has not had an established incremental borrowing rate. For the purpose of estimating the incremental borrowing rate in the adoption of ASC 842, the Company inquired with banks that had business relationship with the Company to determine the Company's collateralized incremental borrowing rate. The discount rate used to determine the lease liability was 4.25%. There is no change in the accounting of the Sub-Sublease of the Current SSF Facility upon adoption of ASC 842. Further, the Company's operating lease at Dublin is not included in the lease liability and right-of-use asset recorded due to its nominal amount.
For the purpose of the adoption of ASC 842, the Company also performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and determined that, except for the office leases described in Note 6, Commitments and Contingencies (a nominal operating lease for medical monitoring equipment and a nominal operating lease for office equipment), none of the Company’s contracts contain a lease.
Leases
At the inception, the Company determines if an arrangement is a lease. If so, the Company evaluates the lease agreement to determine whether the lease is an operating or capital using the criteria in ASC 842. The Company does not recognize right-of-use assets and lease liabilities that arise from short-term leases for any class of underlying assets.
When lease agreements also require the Company to make additional payments for taxes, insurance and other operating expenses incurred during the lease period, such payments are expensed as incurred.
Operating Leases
Operating leases are included in the operating lease right-of-use assets, lease liability, current and lease liability, non-current in the Company's Condensed Consolidated Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The operating lease right-of-use assets also include any lease prepayments made and exclude lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee in which they are deemed to be owned by the lessor is viewed as lease prepayments by the Company and included in the operating lease right-of-use assets. Lease expense is recognized on a straight-line basis over the expected lease term. For lease agreements entered after the adoption of ASC 842 that include lease and non-lease components, such components are generally accounted separately.

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
The receivable from Roche recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet are amounts due from a Roche entity located in Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Condensed Consolidated Statements of Operations consists of reimbursement from Roche for research and development services. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
As of March 31, 2019, $4.6 million of the Company’s long-lived assets were held in the U.S. and none were in Ireland. As of December 31, 2018, $52.8 million of the Company's long-lived assets were held in the U.S. and none were in Ireland.
The Company does not own or operate facilities for the manufacture, packaging, labeling, storage, testing or distribution of nonclinical or clinical supplies of any of its drug candidates. The Company instead contracts with and relies on third-parties to manufacture, package, label, store, test and distribute all preclinical development and clinical supplies of our drug candidates, and it plans to continue to do so for the foreseeable future. The Company also relies on third-party consultants to assist in managing these third-parties and assist with its manufacturing strategy.
Recent Accounting Pronouncements
In November 2018, the FASB issued Accounting Standards Update 2018-18 ("ASU 2018-18"), Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606, which clarifies when transactions between collaborative arrangement participants are in the scope of ASC 606 and provides some guidance on presentation of transactions not in the scope of ASC 606. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted as long as entities have already adopted the guidance in ASC 606. The Company does not currently expect the adoption of ASU 2018-18 to have an impact on its consolidated financial statements. The Company will continue to evaluate the impact of ASU 2018-18 on its consolidated financial statements in connection with Roche License Agreement and Celgene Collaboration Agreement.
In March 2019, the FASB issued Accounting Standards Update 2019-01 ("ASU 2019-01"), Leases: Codification Improvements. ASU 2019-01 addresses the following three issues: (1) determining the fair value of the underlying assets by lessors that are not manufacturers or dealers; (2) presentation on the statement of cash flows for sales-type and direct financing leases; and (3) clarification of interim disclosure requirements during transition. This update clarifies that entities adopting ASC 842 do not need to provide interim disclosures about the effect on income in the year of adoption. The transition and effective date provision for ASU 2019-01 is only applicable to issue (1) and issue (2), which is for fiscal year beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. Transition and effective date is not applicable for issue (3) because the amendment for that issue is to the original transition requirement in ASC 842. The Company's disclosure related to the adoption of ASC 842 reflects the exemption noted in ASU 2019-01. The remaining two issues are not applicable to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $385.1 million and $306.2 million in money market funds included in cash and cash equivalents at March 31, 2019 and December 31, 2018, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and equipment	$9,212	$9,693
Leasehold improvements	974	98
Purchased computer software	1,303	1,303
Build-to-suit property(1)	—	52,245
	11,489	63,339
Less: accumulated depreciation and amortization	(6,857)	(10,504)
Property and equipment, net	$4,632	$52,835
______________________
(1) The Company derecognized its build-to-suit asset for its current facility in South San Francisco on January 1, 2019 upon adoption of ASC 842 due to a change in classification of its build-to-suit lease under ASC 840 to an operating lease under ASC 842.
Depreciation expense was $0.4 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and related expenses	$2,182	$4,507
Professional services	399	1,097
Deferred rent	—	44
Other	384	278
Other current liabilities	$2,965	$5,926

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2019 and 2018, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(20,865)	$(48,743)
Denominator:
Weighted-average ordinary shares outstanding	39,864	38,684
Net loss per share:
Basic and diluted net loss per share	$(0.52)	$(1.26)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options to purchase ordinary shares	7,253	5,227

6. Commitments and Contingencies
Lease Commitments

The Company adopted ASC 842 effective January 1, 2019. Prior period amounts have not been adjusted and continued to be reported in accordance with the Company’s historical accounting under ASC 840. For lease arrangements entered prior to the adoption of ASC 842, right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee in which they are deemed to be owned by the lessor is viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. For the three months ended March 31, 2019, total operating lease cost was $1.6 million and total cash paid against the operating lease liability was $1.4 million. See Note 2 ,“Summary of Significant Accounting Policies,” which provides additional details on the Company's adoption of ASC 842.
Prior to the adoption of ASC 842, the Company recognized rent expense for its operating leases on a straight-line basis over the noncancelable lease term and recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contained escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applied them in the determination of straight-line rent expense over the lease term. The Company recorded the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that were being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.2 million for the three months ended March 31, 2018.

As of March 31, 2019, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below, a nominal operating lease for medical monitoring equipment and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 4.8 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Prior to the adoption of ASC 842 on January 1, 2019, this Lease was considered a build-to-suit lease.

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under ASC 840. Accordingly, for accounting purposes, the Company was the deemed owner of the building during the construction period under ASC 840 and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Consolidated Balance Sheets as of December 31, 2018. The Company has also recognized structural and non-structural tenant improvements totaling $15.8 million as of December 31, 2018 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. Under ASC 840, the Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. For the three months ended March 31, 2018, the Company recorded rent expense associated with the ground lease of $0.1 million and interest expense of $0.9 million in its Condensed Consolidated Statements of Operations. No corresponding amounts were recorded for the three months ended March 31, 2019 due to the adoption of ASC 842.

During the fourth quarter of 2016, construction on the build-to-suit lease property was substantially completed and the build-to-suit lease property was placed in service. As such, the Company evaluated the Lease under ASC 840 to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the build-to-suit lease property. The Company determined that the construction project did not qualify for sale-leaseback accounting and was accounted for under ASC 840 as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. Prior to the adoption of the new lease guidance, ASC 842, the build-to-suit lease property was recorded on the Company’s Consolidated Balance Sheet as of December 31, 2018 at its historical cost of $52.3 million and the total amount of the build-to-suit lease obligation as of December 31, 2018 was $51.5 million, of which $1.6 million and $49.9 million were classified as current and non-current liability, respectively.

The Lease is considered to be an operating lease under ASC 842 as it does not meet the criteria of a capital lease under ASC 840 and the construction was completed before the adoption of ASC 842. The Company derecognized the build-to-suit property and build-to-suit lease obligations upon adoption of ASC 842 and as of March 31, 2019, the operating lease right-of-use asset and lease liability was $27.2 million and $26.5 million, respectively. The discount rate used to determine the lease liability was 4.25%.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company is entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement and another $1.4 million on the fifth anniversary of the contractual rent commencement. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of March 31, 2019, none of the standby letter of credit amount has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) for Sub-Subtenant to sub-sublease from the Company approximately 46,641 square feet of office and laboratory space of the Company’s Current SSF Facility. Prior to the adoption of ASC 842 on January 1, 2019, this Sub-Sublease was considered an operating lease. There is no change in the accounting of the Sub-Sublease of the Current SSF Facility upon adoption of ASC 842. For the three months ended March 31, 2019, the Company recorded $733,000 sub-lease rental income as an offset to its operating expenses.

The Sub-Sublease provides for initial annual base rent for the complete Sub-Subleased Premises of approximately $2.7 million, with increases of approximately 3.5% in annual base rent on September 1, 2019 and each anniversary thereof. The Sub-Sublease rental income excludes reimbursements for executory costs received from the Sub-Subtenant. The Sub-Sublease became effective on September 24, 2018 and has a term of 5.2 years which terminates on December 15, 2023. The Sub-Sublease will terminate if the Master Lease or the Sublease terminates. The Company or the Sub-Subtenant may elect, subject to limitations set forth in the Sub-Sublease, to terminate the Sub-Sublease following a material casualty or condemnation affecting the Subleased Premises. The Company may terminate the Sub-Sublease following an event of default, which is defined in the Sub-Sublease to include, among other things, non-payment of amounts owing by the Sub-Subtenant under the Sub-Sublease.

The Company is required under the Lease to pay to the sublandlord 50% of that portion of the cash sums and other economic consideration received from the Sub-Subtenant that exceeds the base rent paid by the Company to the sublandlord after deducting certain of the Company’s costs.

Dublin
In September 2018, the Company entered into an agreement to lease 133 square feet of office space in Dublin, Ireland. The lease has a term of one year and expires on November 30, 2019. The Dublin Lease also has an automatic renewal clause, in which the agreement will be extended automatically for successive periods equal to the current term but no less than 3 months, unless the agreement is cancelled by the Company. This operating lease is not included in the lease liability and operating lease right-of-use asset recorded due to its nominal amount.
As of March 31, 2019, the Company is obligated to make lease payments over the remaining term of the lease of approximately €15,000, or $17,000 as converted using an exchange rate as of March 31, 2019.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of March 31, 2019 are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2019 (9 months)	4,387	$2,067
2020	5,979	2,843
2021	6,165	2,944
2022	6,350	3,047
2023	6,535	3,019
Total	29,416	$13,920
Less: Present value adjustment	(2,886)
Nominal lease payments	(17)
Lease liability	$26,513

Under ASC 840, future minimum payments under operating lease, build-to-suit lease obligation and future minimum rentals to be received under the Sub-Sublease as of December 31, 2018 was as follows (in thousands):

Year Ended December 31,	Operating Lease	Expected Cash Payments Under Build-To-Suit Lease Obligation	Sub-Sublease Rental
2019	$23	$5,803	$2,746
2020	—	5,979	2,843
2021	—	6,165	2,944
2022	—	6,350	3,047
2023	—	6,535	3,019
Total	$23	$30,832	$14,599
Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2019 and December 31, 2018.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2019, the Company had non-cancelable purchase commitments to suppliers for $1.2 million of which $1.0 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.2 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2019 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Purchase Obligations (1)	$1,174	$1,174	$—	$—	$—	$—	$—
Contractual obligations under license agreements (2)	1,160	275	95	95	80	80	535
Total	$2,334	$1,449	$95	$95	$80	$80	$535
________________
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
7. Significant Agreements
Roche License Agreement
In December 2013, the Company through its wholly owned subsidiary Prothena Biosciences Limited and Prothena Biosciences Inc entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab, which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote prasinezumab in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein (or α-synuclein) potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provided for Roche making an upfront payment to the Company of $30.0 million, which was received in February 2014; making a clinical milestone payment of $15.0 million upon initiation of the Phase 1 study for prasinezumab, which was received in May 2014; and making a clinical milestone payment of $30.0 million upon dosing of the first patient in the Phase 2 study for prasinezumab, which was achieved in June 2017.
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
Roche bears 100% of the cost of conducting the research activities under the License Agreement. In the U.S., the parties share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to the Company, for prasinezumab in the Parkinson’s disease indication, as well as any other Licensed Products and/or indications for which the Company opts in to participate in co-development and co-funding. After the completion of specific clinical trial activities, the Company may opt out of the co-development and cost and profit sharing on any co-developed Licensed Products and instead receive U.S. commercial sales milestones totaling up to $155.0 million and tiered, single-digit to high double-digit royalties in the teens based on U.S. annual net sales, subject to certain adjustments, with respect to the applicable Licensed Product.
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
While Roche will record product revenue from sales of the Licensed Products, the Company and Roche will share in the net profits and losses of sales of the prasinezumabfor the Parkinson's disease indication in the U.S. on a 70%/30% basis with the Company receiving 30% of the profit and losses provided that the Company has not exercised its opt-out right.
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

The Company concluded that the Supply Services Obligation, the IND Obligation and the Development Services Obligation were satisfied over time. The Company utilized an input method measure of progress by basing the recognition period on the efforts or inputs towards satisfying the performance obligation (i.e. costs incurred and the time elapsed to complete the related performance obligations). The Company determined that such input method provides an appropriate measure of progress toward complete satisfaction of such performance obligations.

As of March 31, 2019 and December 31, 2018, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of March 31, 2019, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
The Company allocated the initial transaction price to the Royalty Bearing License and other performance obligations using the relative selling price method based on its best estimate of selling price for the Royalty Bearing License and third party evidence for the remaining performance obligations. The best estimate of selling price for the Royalty Bearing License was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the Royalty Bearing License included the market opportunity for commercialization of prasinezumab in the U.S. and the royalty territory (for licensed products that are jointly funded the royalty territory is worldwide except for the U.S., and for all licensed products that are not jointly funded the Royalty Territory is worldwide), the probability of successfully developing and commercializing prasinezumab, the estimated remaining development costs for prasinezumab, and the estimated time to commercialization of prasinezumab. The Company concluded that a change in the assumptions used to determine the best estimate of selling price (“BESP”) of the license deliverable would not have a significant effect on the allocation of arrangement consideration.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of March 31, 2019, there were no remaining Research Services performance obligations. Prior to the adoption of ASC 606, the Company recognized Research Services as collaboration revenue as earned.
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

Revenue and Expense Recognition

The Company recognized $0.2 million and $0.2 million as collaboration revenue for the three months ended March 31, 2019 and 2018, respectively from Roche for Additional Development Services. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $2.8 million in R&D expenses for payments made to Roche during the three months ended March 31, 2019, as compared to $2.4 million for the three months ended March 31, 2018. The Company had accounts receivable from Roche of $7,000 and $2,000 recorded in prepaid expenses and other current assets at March 31, 2019 and December 31, 2018, respectively.
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
In June 2017, the Company achieved a $30.0 million clinical milestone under the License Agreement as a result of dosing of first patient in Phase 2 study for prasinezumab. The milestone was accounted for under ASC 605 and was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. As such, the Company recognized $26.6 million of the $30.0 million milestone as collaboration revenue and $3.4 million as an offset to R&D expenses in 2017. The Company did not achieve any clinical and regulatory milestones under the License Agreement during the three months ended March 31, 2019.

Celgene Collaboration Agreement
Overview

On March 20, 2018, the Company, through its wholly owned subsidiary Prothena Biosciences Limited, entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Switzerland LLC (“Celgene”), a subsidiary of Celgene Corporation, pursuant to which Prothena granted to Celgene a right to elect in its sole discretion to exclusively license rights both in the U.S. (the “US Rights”) and on a global basis (the “Global Rights”), with respect to the Company’s programs to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target (the “Collaboration Targets”). For each such program, Celgene may exercise its US Rights at the IND filing, and if it so exercises such US Rights would also have a right to expand the license to Global Rights. If Celgene exercises its US Rights for a program, then following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) the date on which Celgene elects to assume responsibility for completing such Phase 1 clinical trials (at its cost), Celgene would have decision making authority over development activities and all regulatory, manufacturing and commercialization activities in the U.S.
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
Celgene US and Global Rights and Licenses

On a program-by-program basis, following the Company’s filing of an IND application for any of the Company’s three collaboration programs to Celgene, Celgene may elect in its sole discretion to exercise its US Rights to receive an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US License”). If Celgene exercises its US Rights for a collaboration program, it is obligated to pay the Company an exercise fee of approximately $80.0 million per program. Thereafter, following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) Celgene’s election to assume responsibility to complete such Phase 1 clinical trials (at its cost), Celgene would have the sole right to develop, manufacture and commercialize antibody products targeting the relevant Collaboration Target for such program (the “Collaboration Products”) in the U.S.
On a program-by-program basis, following completion of a Phase 1 clinical trial for a collaboration program for which Celgene has previously exercised its US Rights, Celgene may elect in its sole discretion to exercise its Global Rights with respect to such collaboration program to receive a worldwide, exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target (the “Global License”). If Celgene exercises its Global Rights, Celgene would be obligated to pay the Company an additional exercise fee of $55.0 million for such collaboration program. The Global Rights would then replace the US Rights for that collaboration program, and Celgene would have decision making authority over developing, obtaining and maintaining regulatory approval for, manufacturing and commercializing the Collaboration Products worldwide.
After Celgene’s exercise of Global Rights for a collaboration program, the Company is eligible to receive up to $562.5 million in regulatory and commercial milestones per program. For obtaining either US Rights or Global Rights for such collaboration program by Celgene, the Company will also be eligible to receive tiered royalties on net sales of Collaboration Products ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the Collaboration Agreement, the agreement for US Rights and the agreement for Global Rights.
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
Under the SSA, Celgene is subject to certain transfer restrictions. In addition, Celgene will be entitled to request the registration of the Shares with the U.S. Securities and Exchange Commission on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933, as amended (the “Securities Act”).
Collaboration Accounting

The Collaboration Agreement was evaluated under ASC 808, Collaborative Agreements. At the outset of the Collaboration Agreement, the Company concluded that it does not qualify as collaboration under ASC 808 because the Company does not share significant risks due to economics of the collaboration.
Performance Obligations

The Company assessed the Collaboration Agreement and concluded that it represented a contract with a customer within the scope of ASC 606. Per ASC 606, a performance obligation is defined as a promise to transfer a good or service or a series of distinct goods or services. At inception of the Collaboration Agreement, the Company concluded that it does not have material distinct performance obligation as the Company is not obligated to transfer the US License or Global License to Celgene unless Celgene exercises its US Right or Global Right, respectively, and the Company is not obligated to perform development activities under the development plan during preclinical and Phase 1 clinical trials including the regulatory filing of the IND.
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
The options to acquire the US License and Global License for each program will become performance obligations only if and when Celgene chooses to exercise its options for those licenses if those options become available to exercise in the future.

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
The Company evaluated the potential obligations to transfer the US Licenses and Global Licenses to Celgene under ASC 606-10-55-42 and 55-43 to determine whether it gave Celgene a “material right” and concluded that Celgene’s options to exercise its US Rights or Global Rights represented a “material right” to Celgene that it would not have received without entering into the Collaboration Agreement. However, the obligations to transfer the US Licenses and Global Licenses to Celgene were not considered performance obligations at the outset of the Collaboration Agreement under ASC 606, and will become performance obligations only if and when Celgene chooses to exercise its options.
In addition, the Company did not include the option fees in the initial transaction price because such fees are variable consideration that are contingent on the options to the US Rights and the Global Rights being exercised. Upon the exercise of the US Rights and the Global Rights for a program, the Company will have the obligation to deliver the US License and Global License, respectively, for such program. The Company will include the option fees in the transaction price at a point in time when the Company can conclude that it is probable that a significant revenue reversal will not occur. In addition, the Company did not include in the initial transaction price certain clinical and regulatory milestone payments since these variable considerations are constrained due to the likelihood of a significant revenue reversal.

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

The relative selling price method is based on the Company’s best estimate of the selling price of the respective US License or Global License for that program. The best estimate of selling price for the US License and Global License by program was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the US License and Global License included the market opportunity for commercialization of each program in the U.S. or globally depending on the license, the probability of successfully developing and commercializing a given program target, the estimated remaining development costs for the respective program, and the estimated time to commercialization of the drug for that program.

Significant Payment Terms

The upfront payment of $100.0 million was due within ten business days after the effective date of the Collaboration Agreement and was received in April 2018, while all option fees and milestone payments are due within 30 days after the achievement of the relevant milestone by Celgene or receipt by Celgene of an invoice for such an amount from the Company.
The Collaboration Agreement does not have a significant financing component since a substantial amount of consideration promised by Celgene to the Company is variable and the amount of such variable consideration varies based upon the occurrence or nonoccurrence of future events that are not within the control of either Celgene or the Company. Variable considerations related to clinical and regulatory milestone payments and option fees are constrained due to the likelihood of a significant revenue reversal.

Milestone and Royalties Accounting

The Company is eligible to receive milestone payments of up to $90.0 million per program upon the achievement of certain specified regulatory milestones and milestone payments of up to $375.0 million per program upon the achievement of certain specified commercial sales milestones under the US License for such program. The Company is also eligible to receive milestone payments of up to $187.5 million per program upon the achievement of certain specified regulatory milestones and milestone payments of up $375.0 million per program upon the achievement of certain specified commercial sale milestones under the Global License for such program. Milestone payments are evaluated under ASC Topic 606. Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone. Accordingly, the Company estimates payments in the transaction price based on the most likely approach, which considers the single most likely amount in a range of possible amounts related to the achievement of these milestones. Additionally, milestone payments are included in the transaction price only when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company excluded the milestone payments and royalties in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments and royalties will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three months ended March 31, 2019.
8. Shareholders' Equity
Ordinary Shares
As of March 31, 2019, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,864,561 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2019, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2019. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
Under the SSA, Celgene is subject to certain transfer restrictions. In addition, Celgene will be entitled to request the registration of the Shares with the SEC on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act.
9. Share-Based Compensation
2018 Long Term Incentive Plan
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
Shares Available for Grant
The Company granted 852,975 and 1,093,100 options during the three months ended March 31, 2019 and 2018, respectively, in aggregate under the 2012 LTIP and the 2018 LTIP. The Company’s option awards generally vest over four years. As of March 31, 2019, 1,008,188 ordinary shares remained available for grant under the 2018 LTIP, and options to purchase 7,253,048 ordinary shares in aggregate under the 2012 LTIP and the 2018 LTIP were outstanding with a weighted-average exercise price of approximately $24.69 per share.

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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2023 related to unvested share-based payment awards at March 31, 2019 is $58.2 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 3.10 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended March 31, 2019 and 2018 was based on awards granted under the 2012 LTIP and the 2018 LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$2,099	$2,258
General and administrative	4,106	4,644
Total share-based compensation expense	$6,205	$6,902
For the three months ended March 31, 2019, and 2018, the Company recognized tax benefits from share-based awards of $1.2 million and $1.1 million, respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2019 and 2018 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2019	2018
Expected volatility	81.5%	67.2%
Risk-free interest rate	2.5%	2.8%
Expected dividend yield	—%	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$9.48	$20.67
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	6,726,715	$26.82	7.39	$2,169
Granted	852,975	13.44
Exercised	(850)	6.41
Canceled	(325,792)	39.28
Outstanding at March 31, 2019	7,253,048	$24.69	7.86	$3,270
Vested and expected to vest at March 31, 2019	6,743,549	$25.10	7.75	$3,262
Vested at March 31, 2019	2,635,745	$31.53	5.62	$3,211
The total intrinsic value of options exercised was approximately $6,100 and $2.1 million during the three months ended March 31, 2019 and 2018, respectively, determined as of the date of exercise.
10. Restructuring

In May 2018, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s April 23, 2018 announcement of its decision to discontinue further development of NEOD001. Restructuring charges incurred under this plan primarily consisted of employee termination benefits and contract termination costs primarily associated with exit fees relating to third-party manufacturers that we contracted with for NEOD001 clinical and commercial supplies.

Restructuring charges incurred under this plan primarily consisted of employee termination benefits and contract termination costs primarily associated with exit fees relating to third-party manufacturers that we contracted with for NEOD001 clinical and commercial supplies. Employee termination benefits included severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Charges and other costs related to the workforce reduction and structure realignment were presented as restructuring costs in the Condensed Consolidated Statements of Operations. The Company recorded a restructuring credit of approximately $61,000 for the three months ended March 31, 2019. The Company has completed all of its restructuring activities as of March 31, 2019 and does not expect to incur additional costs associated with the restructuring. The cumulative amount incurred to date is $16.1 million as of March 31, 2019.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the three months ended March 31, 2019 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Assets Impairment	Other	Total
Balance at December 31, 2018	$461	$—	$—	$—	$461
Restructuring charges (credit)	(61)	—	—	—	(61)
Reductions for cash payments	(400)	—	—	—	(400)
Balance at March 31, 2019	$—	$—	$—	$—	$—
11. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax provision of $198,000 for the three months ended March 31, 2019 as compared to an income tax benefit of $37,000 for three months ended March 31, 2018. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and net tax shortfall from cancellations of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. Further, excess benefits of stock compensation have been recorded as a benefit to the tax provision for all periods presented. For the three months ended March 31, 2019 and 2018, the Company recorded a net tax shortfall of $0.7 million and $0.3 million, respectively, all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company’s income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
On January 1, 2019, the Company adopted ASC 842, Leases and it recorded a reduction in deferred tax assets of $1.0 million as part of the $3.8 million change in the opening balance of the accumulated deficit for the cumulative effect of applying ASC 842 (See Note 2, “Summary of Significant Accounting Policies”).
The Company's deferred tax assets are composed primarily of its Irish subsidiaries' net operating loss carryovers, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiary, federal and California tax credit carryforwards, share-based compensation and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. and Swiss subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested. The Company expects to distribute the remaining cash from its Swiss subsidiary to its Irish parent in 2019 however, the Company considers any potential tax associated with the distribution of Swiss earnings to be insignificant. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S. and 5% in Switzerland) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. and Swiss taxes withheld, and the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our objective to fundamentally change the course of progressive, life-threatening diseases; our goal of advancing a pipeline of therapeutic candidates for a number of potential indications and novel targets; our expected research and development (“R&D”) and general and administrative (“G&A”) expenses in 2019; our expectation that we have made substantially all cash payments under our restructuring plan; our expectation of continued impacts on our income tax expense from fluctuations in our stock price; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; and our estimates of certain future contractual obligations. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Part II Item 1A - Risk Factors of this Form 10-Q:

•	our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop, manufacture and commercialize products;

•	our collaborations with third parties, including Roche and Celgene;

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of our ordinary share price;

•	business disruptions; and

•	the other risks and uncertainties described in Part II Item 1A - Risk Factors of this Form 10-Q.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2019 (the “2018 Form 10-K”).

Overview
Prothena Corporation plc is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of progressive, life-threatening diseases. Fueled by a deep scientific understanding built over decades of neuroscience research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab, or PRX002/RG7935) and ATTR amyloidosis (PRX004), as well as tau for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders, and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia).

We were formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.

Recent Developments
In April, we reported final results from the Phase 3 VITAL Amyloidosis study of NEOD001 (birtamimab) in newly diagnosed, treatment naïve patients with AL Amyloidosis and cardiac dysfunction (N=260), which was discontinued in 2018, and that we are exploring potential business development opportunities to advance NEOD001. The final hazard ratio (HR) for the composite primary endpoint (time to all-cause mortality or time to cardiac hospitalization more than 90 days after first infusion of study drug) of 0.835 (95% CI: 0.5799, 1.2011; p=0.3300) was consistent with the futility analysis reported in April 2018. Post hoc analyses of all-cause mortality revealed a potential survival benefit favoring NEOD001 in the category of patients at highest risk for early mortality (Mayo Stage IV, n=77) with a HR of 0.544 (95% CI: 0.2738, 1.0826; p=0.0787). This potential survival benefit was more pronounced in Mayo Stage IV patients during the initial 12 months of treatment, with a HR of 0.498 (95% CI: 0.2404, 1.0304; p=0.0556).

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

Except for the accounting policies for leases that was updated as a result of adopting ASC 842, there were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2019 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K.
Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2019 , as compared to the recent accounting pronouncements described in our 2018 Form 10-K, that are of significance or potential significance to us.
Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Percentage Change
	2019	2018
	(Dollars in thousands)
Collaboration revenue	$186	$227	(18)%
Total revenue	$186	$227	(18)%

Total revenue was $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
Collaboration revenue includes reimbursements for development services under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Roche License Agreement for more information.
Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2019	2018
	(Dollars in thousands)
Research and development	$13,296	$34,706	(62)%
General and administrative	9,905	14,229	(30)%
Restructuring charges (credits)	(61)	—	nm
Total operating expenses	$23,140	$48,935	(53)%
_____________
nm = not meaningful
Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses and restructuring charges (credits). Our operating expenses were $23.1 million and $48.9 million for the three months ended March 31, 2019 and 2018, respectively.
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
Research and Development Expenses
Our R&D expense decreased by $21.4 million, or 62%, for the three months ended March 31, 2019, compared to the same period in the prior year. The decrease for the three months ended March 31, 2019 was primarily due to lower clinical costs associated primarily with the discontinuation of the NEOD001 program, lower consulting expense, lower personnel costs (including share-based compensation expense) and lower manufacturing cost associated with the discontinuation of the NEOD001 program.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, prasinezumab, PRX003 and PRX004) and other R&D expenses for the three months ended March 31, 2019 and 2018 and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2019	2018
NEOD001(1)	$619	$25,596	$309,263
Prasinezumab (PRX002/RG7935)(2)	3,415	2,607	68,945
PRX003(3)	64	194	59,074
PRX004(4)	4,345	4,072	51,025
Other R&D(5)	4,853	2,237
	$13,296	$34,706

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

(2)
Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three months ended March 31, 2019 and 2018, $0.2 million and $0.2 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.

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
As a result of the restructuring and the discontinuation of NEOD001 program in 2018, we expect our R&D expenses to decrease in 2019 compared to the prior year.

General and Administrative Expenses
Our G&A expenses decreased by $4.3 million, or 30%, for the three months ended March 31, 2019 compared to the same period in the prior year. The decrease for the three months ended March 31, 2019 was primarily due to lower personnel costs (including share based compensation expense) and lower consulting expenses as a result of the discontinuation of the NEOD001 program.

As a result of the restructuring in 2018, we expect our G&A expenses to decrease in 2019 compared to the prior year.

Restructuring and Impairment Related Charges

In May 2018, we commenced a reorganization plan to reduce our operating costs and better align our workforce with the needs of our business following our decision in April 2018 to discontinue further development of NEOD001. For the three months ended March 31, 2019, we recorded a restructuring credit of approximately $61,000 primarily due to an adjustment in previously recorded employee termination benefits. See Note 10, “Restructuring” to the Condensed Consolidated Financial Statements for more information.
Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2019	2018
	(Dollars in thousands)
Interest income	$2,304	$1,108	108%
Interest expense	—	(908)	(100)%
Interest income, net	2,304	200	1,052%
Other income (expense)	(17)	(272)	(94)%
Total other income (expense), net	$2,287	$(72)	(3,276)%
Interest income, net increased by $2.1 million, or 1,052%, for the three months ended March 31, 2019, compared to the same periods in the prior year. The increase for the three months ended March 31, 2019 was primarily due to higher interest income in our cash and money market accounts and no recorded interest expense associated with the build-to-suit accounting upon the adoption of ASC 842 in 2019.
Other income (expense), net for the three months ended March 31, 2019 and 2018 were primarily due to foreign exchange losses from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Percentage Change
	2019	2018
	(Dollars in thousands)
Provision for (benefit from) income taxes	$198	$(37)	(635)%

The provision for income taxes for the three months ended March 31, 2019 was $0.2 million and the benefit from income taxes for three months ended March 31, 2018 was $37,000. The change in provision for (benefit from) income taxes was primarily due to an increase in tax shortfall related to options cancellation in the three months ended March 31, 2019. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise or cancellation dates of stock options.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	March 31,	December 31,
	2019	2018
Working capital	$400,287	$416,464
Cash and cash equivalents	410,106	427,659
Total assets	459,534	498,796
Total liabilities	147,404	175,798
Total shareholders’ equity	312,130	322,998
Working capital was $400.3 million as of March 31, 2019, a decrease of $16.2 million from working capital of $416.5 million as of December 31, 2018. This decrease in working capital during the three months ended March 31, 2019 was primarily due to cash use of $23.1 million for operating expenses (adjusted to exclude non-cash charges).
As of March 31, 2019, we had $410.1 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of March 31, 2019, $108.3 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.

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
Cash Flows for the three months ended March 31, 2019 and 2018
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(17,435)	$(31,584)
Net cash used in investing activities	(123)	(181)
Net cash provided by financing activities	5	43,184
Net increase in cash and cash equivalents and restricted cash	$(17,553)	$11,419
Cash Used in Operating Activities
Net cash used in operating activities was $17.4 million for the three months ended March 31, 2019, was primarily due to $23.1 million for operating expenses (adjusted to exclude non-cash charges) and a decrease in accounts payable, accruals and other liabilities and restructuring liabilities.
Net cash used in operating activities was $31.6 million for the three months ended March 31, 2018, primarily due to use of $48.9 million for operating expenses (adjusted to exclude non-cash charges), an increase in receivable from Celgene and a decrease in accounts payable and accrued liabilities, which were partially offset by an increase in deferred revenue.
Cash Used in Investing Activities
Net cash used in investing activities was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities for the three months ended March 31, 2019 and 2018 were primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $5,000 for the three months ended March 31, 2019, primarily from proceeds from issuances of ordinary shares upon exercise of stock options.
Net cash provided by financing activities was $43.2 million for the three months ended March 31, 2018, primarily from the $39.8 million proceeds from Celgene's subscription of ordinary shares at market value, and to a lesser extent, from $4.4 million proceeds from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements

At March 31, 2019, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2019 consisted of minimum cash payments under operating leases of $29.4 million, purchase obligations of $1.2 million (of which $1.0 million is included in accrued current liabilities), and contractual obligations under license agreements of $1.2 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $29.4 million remains outstanding as of March 31, 2019.
In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The lease term expires on November 2019. As of March 31, 2019, we are obligated to make lease payments over the remaining term of the lease of approximately €15,000, or $17,000 as converted using an exchange rate as of March 31, 2019.
The following is a summary of our contractual obligations as of March 31, 2019 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases (1)	$29,416	$4,387	$5,979	$6,165	$6,350	$6,535	$—
Purchase obligations	1,174	1,174	—	—	—	—	—
Contractual obligations under license agreements (2)	1,160	275	95	95	80	80	535
Total	$31,750	$5,836	$6,074	$6,260	$6,430	$6,615	$535

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $16,000 and $272,000 during the three months ended March 31, 2019 and 2018, respectively. If we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2018 (filed with the SEC on March 15, 2019) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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

•	develop and possibly commercialize our product candidates, including prasinezumab and PRX004;

•	undertake nonclinical development of other product candidates and initiate clinical trials, if supported by nonclinical data; and

•	pursue our early stage research and seek to identify additional drug candidates; and

•	potentially acquire rights from third parties to drug candidates or technologies through licenses, acquisitions or other means.
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

As of March 31, 2019, we had cash and cash equivalents of $410.1 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•	the timing of initiation, progress, results and costs of our clinical trials, including the Phase 2 clinical trial for prasinezumab and our Phase 1 clinical trial for PRX004;

•	the timing, initiation, progress, results and costs of these and our other research, development and possible commercialization activities;

•	the results of our research, nonclinical and clinical studies;

•	the costs of manufacturing our drug candidates for clinical development as well as for future commercialization needs;

•	if and when appropriate, the costs of preparing for commercialization of our drug candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our ability to establish research collaborations, strategic collaborations, licensing or other arrangements;

•	the timing, receipt and amount of any payments or royalties that we might receive under current or potential future collaborations;

•	the costs to satisfy our obligations under current and potential future collaborations; and

•	the timing, receipt and amount of revenues or royalties, if any, from any approved drug candidates.
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
The success of our business depends substantially upon our ability to discover, develop, obtain regulatory approval for and commercialize our drug candidates successfully. Our research and development programs are prone to the significant and likely risks of failure inherent in drug development, which can result from the failure of the drug candidate to be sufficiently effective, the safety profile of the drug candidate, a clinical trial that is not sufficiently enrolled or powered or adequately designed to detect a drug effect, or other reasons. We intend to continue to invest most of our time and financial resources in our research and development programs.
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

Positive results in nonclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed nonclinical studies and early clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage studies or trials. Our nonclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, or to discontinue clinical trials altogether.
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

•	insufficient supply or deficient quality of our drug candidates or other materials necessary to conduct our clinical trials;

•	delays in obtaining regulatory authority agreement for the conduct of our clinical trials;

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
Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable regulatory authorities. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence or severity of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as contraindications, warnings or precautions , or impose additional safety monitoring or reporting requirements;

•	we may be required to change the way the product is administered, conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future nonclinical research and clinical trials;

•	our collaborations with third parties, including with Roche and Celgene;

•	failure or delays in advancing our nonclinical drug candidates or other drug candidates we may develop in the future into clinical trials;

•	results of clinical trials conducted by others, including on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us;

•	changes in tax laws or regulations applicable to our business or the interpretations of those tax laws and regulations by taxing authorities; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As described in Note 6, “Commitments and Contingencies - Legal Proceedings” of the Notes to Consolidated Financial Statements and Item 1 - Legal Proceedings of this Form 10-Q, a purported class action lawsuit has been filed against us and certain of our current and former officers. This lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. We believe that the lawsuit lacks merit and we intend to vigorously defend against it. However, this lawsuit, like any litigation, is subject to inherent uncertainties, the outcome is necessarily uncertain and we might not prevail. Moreover, defending against the lawsuit could result in substantial costs and be time-consuming and distracting to our management and internal resources, which could have an adverse effect on our business, results of operations or financial condition.
Your percentage ownership in Prothena may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2019, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 8,261,236.
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

Dated:	May 7, 2019	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer