Form 10-Q
period 2019-06-30
Prothena Corp plc
filed 2019-08-06
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding as of July 19, 2019 was 39,896,561.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$398,144	$427,659
Restricted cash, current	1,352	—
Prepaid expenses and other current assets	19,212	3,731
Total current assets	418,708	431,390
Non-current assets:
Property and equipment, net	4,318	52,835
Operating lease right-of-use assets	25,927	—
Deferred tax assets	9,492	9,702
Restricted cash, non-current	2,704	4,056
Other non-current assets	923	813
Total non-current assets	43,364	67,406
Total assets	$462,072	$498,796
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,525	$1,470
Accrued research and development	2,260	5,370
Income taxes payable, current	22	54
Lease liability, current	4,904	—
Build-to-suit lease obligation, current	—	1,645
Restructuring liability	—	461
Other current liabilities	19,305	5,926
Total current liabilities	28,016	14,926
Non-current liabilities:
Deferred revenue	110,242	110,242
Deferred rent	—	176
Lease liability, non-current	20,454	—
Build-to-suit lease obligation, non-current	—	49,901
Other liabilities	553	553
Total non-current liabilities	131,249	160,872
Total liabilities	159,265	175,798
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2019 and December 31, 2018
Issued and outstanding shares — none at June 30, 2019 and December 31, 2018
Ordinary shares, $0.01 par value:	399	399
Authorized shares — 100,000,000 at June 30, 2019 and December 31, 2018
Issued and outstanding shares — 39,896,561 and 39,863,711 at June 30, 2019 and December 31, 2018, respectively
Additional paid-in capital	933,291	920,594
Accumulated deficit	(630,883)	(597,995)
Total shareholders’ equity	302,807	322,998
Total liabilities and shareholders’ equity	$462,072	$498,796
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$167	$279	$353	$506
Total revenue	167	279	353	506
Operating expenses:
Research and development	9,583	31,452	22,879	66,158
General and administrative	9,081	10,992	18,986	25,221
Restructuring charges (credits)	—	20,904	(61)	20,904
Total operating expenses	18,664	63,348	41,804	112,283
Loss from operations	(18,497)	(63,069)	(41,451)	(111,777)
Other income (expense):
Interest income, net	2,296	831	4,600	1,031
Other income, net	235	410	218	138
Total other income, net	2,531	1,241	4,818	1,169
Loss before income taxes	(15,966)	(61,828)	(36,633)	(110,608)
Provision for (benefit from) income taxes	(156)	(1,946)	42	(1,983)
Net loss	$(15,810)	$(59,882)	$(36,675)	$(108,625)
Basic and diluted net loss per share	$(0.40)	$(1.50)	$(0.92)	$(2.77)
Shares used to compute basic and diluted net loss per share	39,872	39,824	39,868	39,257
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(36,675)	$(108,625)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	772	1,596
Share-based compensation	12,482	13,211
Restructuring share-based compensation	—	2,512
Deferred income taxes	(784)	(1,198)
Interest expense under build-to-suit lease obligation	—	1,825
Amortization of right-of-use assets	2,603	—
Loss from disposal of fixed assets	—	101
Changes in operating assets and liabilities:
Accounts receivable	2	232
Prepaid and other assets	(15,593)	2,991
Deferred revenue	—	110,242
Accounts payable, accruals and other liabilities	10,414	(12,222)
Restructuring liability	(461)	15,884
Operating lease liabilities	(2,298)	—
Net cash provided by (used in) operating activities	(29,538)	26,549
Investing activities
Purchases of property and equipment	(200)	(280)
Proceeds from disposal of fixed assets	8	—
Net cash used in investing activities	(192)	(280)
Financing activities
Proceeds from subscription of ordinary shares	—	39,758
Proceeds from issuance of ordinary shares upon exercise of stock options	215	4,473
Reduction of build-to-suit lease obligation	—	(1,908)
Net cash provided by financing activities	215	42,323
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,515)	68,592
Cash, cash equivalents and restricted cash, beginning of the year	431,715	421,676
Cash, cash equivalents and restricted cash, end of the period	$402,200	$490,268

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$755	$576

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$12	$—
Right-of-use assets recorded upon adoption of ASC 842	$28,530	$—
Reduction of build-to-suit lease obligation upon adoption of ASC 842	$(51,546)	$—
Reduction of amounts capitalized under build-to-suit lease upon adoption of ASC 842	$(46,760)	$—
Reduction of capitalized interest under build-to-suit lease upon adoption of ASC 842	$(1,099)	$—
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$398,144	$486,212
Restricted cash, current	1,352	—
Restricted cash, non-current	2,704	4,056
Total cash, cash equivalents and restricted cash, end of the period	$402,200	$490,268

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2019
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2019	39,864,561	$399	$926,804	$(615,073)	$312,130
Share-based compensation			6,277		6,277
Issuance of ordinary shares upon exercise of stock options	32,000	—	210		210
Net loss				(15,810)	(15,810)
Balances at June 30, 2019	39,896,561	$399	$933,291	$(630,883)	$302,807

	Three Months Ended June 30, 2018
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2018	39,821,799	$398	$900,200	$(491,093)	$409,505
Share-based compensation			6,309		6,309
Issuance of ordinary shares upon exercise of stock options	10,037	—	74		74
Net loss				(59,882)	(59,882)
Balances at June 30, 2018	39,831,836	$398	$906,583	$(550,975)	$356,006

	Six Months Ended June 30, 2019
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	39,863,711	$399	$920,594	$(597,995)	$322,998
Cumulative adjustment to accumulated deficit upon adoption of ASC-842				3,787	3,787
Share-based compensation			12,482		12,482
Issuance of ordinary shares upon exercise of stock options	32,850	—	215		215
Net loss				(36,675)	(36,675)
Balances at June 30, 2019	39,896,561	$399	$933,291	$(630,883)	$302,807

	Six Months Ended June 30, 2018
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2017	38,482,764	$385	$849,154	$(442,350)	$407,189
Issuance of ordinary shares under share subscription agreement with Celgene	1,174,536	12	39,746	—	39,758
Share-based compensation	—	—	13,211	—	13,211
Issuance of ordinary shares upon exercise of stock options	174,536	1	4,472	—	4,473
Net loss	—	—	—	(108,625)	(108,625)
Balances at June 30, 2018	39,831,836	$398	$906,583	$(550,975)	$356,006
See accompanying Notes to Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of devastating neurological disorders. Fueled by its deep scientific understanding built over decades of neuroscience research, Prothena is advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab - PRX002/RG7935, in collaboration with Roche) and ATTR amyloidosis (PRX004), as well as tau for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia) (both programs in collaboration with Celgene), for which its scientific understanding of disease pathology can be leveraged.

The Company was formed on September 26, 2012 under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of June 30, 2019, the Company had an accumulated deficit of $630.9 million and cash and cash equivalents of $398.1 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2019 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Celgene, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2019, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K, with the exception of those noted below.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company's accruals for losses are based on management's judgment of all possible outcomes and their financial effect, the probability of losses, and where applicable, the consideration of opinions of the Company's legal counsel. The Company’s accounting policy for legal costs related to loss contingencies is to accrue for the probable fees that can be reasonably estimated and expensed as incurred. Additionally, the Company records insurance recovery receivable from third party insurers when recovery has been determined to be probable. As of June 30, 2019, the Company has recorded a provision for legal settlement for $15.75 million within other current liabilities and a litigation insurance recovery receivable of $15.75 million, which represents the expected payment of the settlement by the Company’s insurance carriers, within prepaid expenses and other current assets on its Condensed Consolidated Balance Sheets.

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
For the purpose of the adoption of ASC 842, the Company also performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and determined that, except for the office leases described in Note 6, “Commitments and Contingencies” (a nominal operating lease for medical monitoring equipment and a nominal operating lease for office equipment), none of the Company’s contracts contain a lease.
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
As of June 30, 2019, $4.3 million of the Company’s property and equipment, net were held in the U.S. and none were in Ireland. As of December 31, 2018, $52.8 million of the Company's property and equipment, net were held in the U.S. and none were in Ireland.
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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $375.3 million and $306.2 million in money market funds included in cash and cash equivalents at June 30, 2019 and December 31, 2018, respectively.

4.	Composition of Certain Balance Sheet Items
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Litigation insurance recovery receivable(1)	$15,750	$—
Other	3,462	3,731
Prepaid expenses and other current assets	$19,212	$3,731
______________________
(1) The Company has recorded a litigation insurance recovery receivable of $15.75 million as of June 30, 2019 within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, which represents the the expected payment of the litigation settlement by the Company’s insurance carriers. See Note 6, “Commitments and Contingencies”.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Machinery and equipment	$9,242	$9,693
Leasehold improvements	1,017	98
Purchased computer software	1,303	1,303
Build-to-suit property(2)	—	52,245
	11,562	63,339
Less: accumulated depreciation and amortization	(7,244)	(10,504)
Property and equipment, net	$4,318	$52,835
______________________

(2) The Company derecognized its build-to-suit asset for its current facility in South San Francisco, California on January 1, 2019 upon adoption of ASC 842 due to a change in classification of its build-to-suit lease under ASC 840 to an operating lease under ASC 842.
Depreciation expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll and related expenses	$2,882	$4,507
Provision for legal settlement(3)	15,750	—
Professional services	272	1,097
Deferred rent	—	44
Other	401	278
Other current liabilities	$19,305	$5,926

______________________
(3) As a result of signing of the memorandum of understanding and the potential liability becoming probable and estimable, the Company has recorded a provision for legal settlement for $15.75 million within other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2019. See Note 6, "Commitment and Contingencies".

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2019 and 2018, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(15,810)	$(59,882)	$(36,675)	$(108,625)
Denominator:
Weighted-average ordinary shares outstanding	39,872	39,824	39,868	39,257
Net loss per share:
Basic and diluted net loss per share	$(0.40)	$(1.50)	$(0.92)	$(2.77)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options to purchase ordinary shares	7,168	7,719	7,168	7,719

6. Commitments and Contingencies
Lease Commitments

The Company adopted ASC 842 effective January 1, 2019. Prior period amounts have not been adjusted and continued to be reported in accordance with the Company’s historical accounting under ASC 840. For lease arrangements entered prior to the adoption of ASC 842, right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee in which they are deemed to be owned by the lessor is viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $1.6 million and $3.2 million for the three and six months ended June 30, 2019, respectively. Total cash paid against the operating lease liability was $1.4 million and $2.9 million for the three and six months ended June 30, 2019, respectively. See Note 2,“Summary of Significant Accounting Policies,” which provides additional details on the Company's adoption of ASC 842.
Prior to the adoption of ASC 842, the Company recognized rent expense for its operating leases on a straight-line basis over the noncancelable lease term and recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contained escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applied them in the determination of straight-line rent expense over the lease term. The Company recorded the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that were being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below, a nominal operating lease for medical monitoring equipment and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 4.5 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Prior to the adoption of ASC 842 on January 1, 2019, this Lease was considered a build-to-suit lease.

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under ASC 840. Accordingly, for accounting purposes, the Company was the deemed owner of the building during the construction period under ASC 840 and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Consolidated Balance Sheets as of December 31, 2018. The Company has also recognized structural and non-structural tenant improvements totaling $15.8 million as of December 31, 2018 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. Under ASC 840, the Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. For the three and six months ended June 30, 2018, the Company recorded rent expense associated with the ground lease of $0.1 million and $0.2 million, respectively, in the Condensed Consolidated Statements of Operations. Total interest expense, which represents the cost of financing obligation under the Lease agreement, was $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively, which was recognized in its Condensed Consolidated Statements of Operations. No corresponding amounts were recorded for the three and six months ended June 30, 2019 due to the adoption of ASC 842.

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

The Lease is considered to be an operating lease under ASC 842 as it does not meet the criteria of a capital lease under ASC 840 and the construction was completed before the adoption of ASC 842. The Company derecognized the build-to-suit property and build-to-suit lease obligations upon adoption of ASC 842 and as of June 30, 2019, the operating lease right-of-use asset and lease liability was $25.9 million and $25.4 million, respectively. The discount rate used to determine the lease liability was 4.25%.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company is entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement and another $1.4 million on the fifth anniversary of the contractual rent commencement. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of June 30, 2019, none of the standby letter of credit amount has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) for Sub-Subtenant to sub-sublease from the Company approximately 46,641 square feet of office and laboratory space of the Company’s Current SSF Facility. Prior to the adoption of ASC 842 on January 1, 2019, this Sub-Sublease was considered an operating lease. There is no change in the accounting of the Sub-Sublease of the Current SSF Facility upon adoption of ASC 842. For the three and six months ended June 30, 2019, the Company recorded $0.7 million and $1.5 million, respectively, for sub-lease rental income as an offset to its operating expenses.

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

Dublin
In September 2018, the Company entered into an agreement to lease 133 square feet of office space in Dublin, Ireland. The lease has a term of one year and expires on November 30, 2019. The Dublin Lease also has an automatic renewal clause, in which the agreement will be extended automatically for successive periods equal to the current term but no less than three months, unless the agreement is cancelled by the Company. This operating lease is not included in the lease liability and operating lease right-of-use asset recorded due to its nominal amount.
As of June 30, 2019, the Company is obligated to make lease payments over the remaining term of the lease of approximately €9,000, or $11,000 as converted using an exchange rate as of June 30, 2019.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of June 30, 2019 are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2019 (6 months)	2,948	$1,389
2020	5,979	2,843
2021	6,165	2,944
2022	6,350	3,047
2023	6,535	3,019
Total	27,977	$13,242
Less: Present value adjustment	(2,608)
Nominal lease payments	(11)
Lease liability	$25,358

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
Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2019 and December 31, 2018.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2019, the Company had non-cancelable purchase commitments to suppliers for $0.7 million of which $0.1 million is included in accrued current liabilities, contractual obligations under license agreements of $1.2 million of which $0.1 million is included in accrued current liabilities and provision for legal settlement of $15.75 million, which is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2019 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Purchase Obligations (1)	$725	$725	$—	$—	$—	$—	$—
Contractual obligations to employees	125	125	—	—	—	—	—
Provision for legal settlement (2)	15,750	15,750	—	—	—	—	—
Contractual obligations under license agreements (3)	1,170	275	105	95	80	80	535
Total	$17,770	$16,875	$105	$95	$80	$80	$535
________________
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers.
(2) The Company has recorded a litigation insurance recovery receivable of $15.75 million as of June 30, 2019 within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, which represents the expected payment of the litigation settlement by the Company’s insurance carriers.
(3) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
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
On June 10, 2019, the Company and the individual defendants entered into a binding memorandum of understanding with the lead plaintiffs to settle that lawsuit based on an aggregate settlement amount of $15.75 million. The memorandum of understanding contemplates that the parties will enter into a settlement agreement, which will be subject to customary conditions including Court approval following notice to the Company’s current and former shareholders who are members of the purported class, and a hearing at which the Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is approved by the Court, it will resolve, as to all settlement class members, all of the claims that were or could have been brought in the lawsuit. On June 20, 2019, consistent with the memorandum of understanding to settle the lawsuit and intention to seek the Court’s approval of settlement of the lawsuit, the lead plaintiffs filed an amended complaint, asserting in substance the same allegations as were made in the original complaint. The Company continues to believe that the claims in the lawsuit are without merit and, to the extent the settlement is not finalized, intends to vigorously defend against them.

The Company maintains insurance for claims of this nature. As a result of signing of the memorandum of understanding and the potential liability becoming probable and estimable, the Company has recorded a provision for legal settlement for $15.75 million within other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2019. Additionally, the Company recorded a litigation insurance recovery receivable of $15.75 million within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of June 30, 2019, which represents the expected payment of the settlement by the Company’s insurance carriers.
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
Roche bore 100% of the cost of conducting the research collaboration under the License Agreement during the research term, which expired December 31, 2017. In the U.S., the parties share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to the Company, for prasinezumab in the Parkinson’s disease indication, as well as any other Licensed Products and/or indications for which the Company opts in to participate in co-development and co-funding. After the completion of specific clinical trial activities, the Company may opt out of the co-development and cost and profit sharing on any co-developed Licensed Products and instead receive U.S. commercial sales milestones totaling up to $155.0 million and tiered, single-digit to high double-digit royalties in the teens based on U.S. annual net sales, subject to certain adjustments, with respect to the applicable Licensed Product.
The Company filed an Investigational New Drug Application (“IND”) with the FDA for prasinezumab and subsequently initiated a Phase 1 study in 2014. Following the Phase 1 studies, Roche became primarily responsible for developing, obtaining and maintaining regulatory approval for and commercializing Licensed Products. Roche also became responsible for the clinical and commercial manufacture and supply of Licensed Products.
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
While Roche will record product revenue from sales of the Licensed Products, the Company and Roche will share in the net profits and losses of sales of the prasinezumab for the Parkinson's disease indication in the U.S. on a 70%/30% basis with the Company receiving 30% of the profit and losses provided that the Company has not exercised its opt-out right.
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

As of January 1, 2018, the Company did not record any changes to the opening balance of the accumulated deficit since the cumulative effect of applying the new revenue standard was the same as applying ASC 605. The impact of the adoption of ASC 606 to revenues for the three and six months ended June 30, 2018 was an increase of $0.3 million and $0.5 million, respectively, which represents the revenue recognized for the development services provided by the Company during the period that is reimbursable by Roche. Historically, the Company recorded such reimbursement as an offset against its R&D expenses under ASC 605. Upon the adoption of ASC 606, the reimbursement for development services is now included as part of the Company’s collaboration revenue.

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

As of June 30, 2019 and December 31, 2018, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of June 30, 2019, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of June 30, 2019, there were no remaining Research Services performance obligations. Prior to the adoption of ASC 606, the Company recognized Research Services as collaboration revenue as earned.
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

Revenue and Expense Recognition

The Company recognized $0.2 million and $0.4 million as collaboration revenue for the three and six months ended June 30, 2019, respectively from Roche for Additional Development Services, as compared to $0.3 million and $0.5 million as collaboration revenue from Roche for Additional Development Services for the three and six months ended June 30, 2018, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $1.1 million and $4.0 million in R&D expenses for payments made to Roche during the three and six months ended June 30, 2019, as compared to $4.0 million and $6.4 million for the three and six months ended June 30, 2018, respectively. The Company had accounts receivable from Roche of nil and $2,000 recorded in prepaid expenses and other current assets at June 30, 2019 and December 31, 2018, respectively.
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
In June 2017, the Company achieved a $30.0 million clinical milestone under the License Agreement as a result of dosing of first patient in Phase 2 study for prasinezumab. The milestone was accounted for under ASC 605 and was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. As such, the Company recognized $26.6 million of the $30.0 million milestone as collaboration revenue and $3.4 million as an offset to R&D expenses in 2017. The Company did not achieve any clinical and regulatory milestones under the License Agreement during the six months ended June 30, 2019.
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
Celgene US and Global Rights and Licenses

On a program-by-program basis, beginning on the effective date of the Collaboration Agreement and ending on the date that the IND Option term expires for such program (which generally occurs sixty days after the date on which Prothena delivers to Celgene the first complete data package for an IND that was filed for a lead candidate from the relevant program), Celgene may elect in its sole discretion to exercise its US Rights to receive an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US License”). If Celgene exercises its US Rights for a collaboration program, it is obligated to pay the Company an exercise fee of approximately $80.0 million per program. Thereafter, following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) Celgene’s election to assume responsibility to complete such Phase 1 clinical trials (at its cost), Celgene would have the sole right to develop, manufacture and commercialize antibody products targeting the relevant Collaboration Target for such program (the “Collaboration Products”) in the U.S.
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
After Celgene’s exercise of Global Rights for a collaboration program, the Company is eligible to receive up to $562.5 million in regulatory and commercial milestones per program. Following an exercise by Celgene of either US Rights or Global Rights for such collaboration program, the Company will also be eligible to receive tiered royalties on net sales of Collaboration Products ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the Collaboration Agreement, the agreement for US Rights and the agreement for Global Rights.
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
Performance Obligations

The Company assessed the Collaboration Agreement and concluded that it represented a contract with a customer within the scope of ASC 606. Per ASC 606, a performance obligation is defined as a promise to transfer a good or service or a series of distinct goods or services. At inception of the Collaboration Agreement, the Company is not obligated to transfer the US License or Global License to Celgene unless Celgene exercises its US Rights or Global Rights, respectively, and the Company is not obligated to perform development activities under the development plan during preclinical and Phase 1 clinical trials including the regulatory filing of the IND.
The discovery, preclinical and clinical development activities performed by the Company are to be performed at the Company’s discretion and are not promised goods or services and therefore are not considered performance obligations under ASC 606, unless and until the Company agrees to perform the Phase 1 clinical studies (after the IND option exercise) that are determined to be performance obligations at the time the option is exercised. Per the terms of the Collaboration Agreement, the Company may conduct discovery activities to characterize, identify and generate antibodies to become collaboration candidates that target such Collaboration Target, and thereafter may pre-clinically develop collaboration candidates to identify lead candidates that target such Collaboration Target and file an IND with the U.S. Food and Drug Administration (the “FDA”) for a Phase 1 clinical trial for such lead candidates. In the event the Company agrees to be involved in a Phase 1 clinical study, the Company will further evaluate whether any such promise represents a performance obligation at the time the option is exercised. If it is concluded that the Company has obligated itself to an additional performance obligation besides the license granted at IND option exercise then the effects of the changes in the arrangement will be evaluated under the modification guidance of ASC 606.
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
Compensation for the Company’s provision of inventory supply, to the extent requested by Celgene would be paid to Prothena by Celgene at a reasonable stand-alone selling price for such supply. Given that (i) there is substantial uncertainty about the development of the programs, (ii) the pricing for the inventory is at its standalone selling price and (iii) the manufacturing services require the entity to transfer additional goods or services that are incremental to the goods and services provided prior to the resolution of the contingency, the Company’s supply of product is not a material right. Therefore, the inventory supply is not considered a performance obligation unless and until, requested by Celgene.

In addition to the grant of the US License after Celgene exercises its US Rights for a program, Celgene is entitled to receive certain ancillary development services from the Company, such as technology transfer assistance, regulatory support, safety data reporting activities and transition supply, if requested by Celgene.

In addition to the grant of the Global License after Celgene exercises the Global Rights for a program, Celgene is entitled to receive certain ancillary development services from Prothena, such as ongoing clinical trial support upon request by Celgene, transition supply, if requested by Celgene, and regulatory support for coordination of pharmacovigilance matters.

The Company evaluated the potential obligations to transfer the US Licenses and Global Licenses and performance of the ancillary development services subsequent to exercise of the US Rights and Global Rights, if the options are exercised by Celgene, under ASC 606-10-55-42 and 55-43 to determine whether the US Rights or the Global Rights provided Celgene a “material right” and concluded that Celgene’s options to exercise its US Rights and Global Rights represented “material rights” to Celgene that it would not have received without entering into the Agreement.

There are a total of six options including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. Per ASC 606, the US Rights and Global Rights are material rights and therefore are performance obligations. The goods and services underlying the options are not accounted for as separate performance obligations, but rather become performance obligations, if and when, an option is exercised.

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
The initial transaction price under the Collaboration Agreement, pursuant to ASC 606, was $110.2 million, including the $100.0 million upfront payment and $10.2 million premium on the ordinary shares purchased under the SSA. The Company expects that the initial transaction price will be allocated across the US Rights and Global Rights for each program in a range of approximately $15-$25 million and $10-$18 million, respectively.
The Company did not include the option fees in the initial transaction price because such fees are contingent on the options to the US Rights and the Global Rights being exercised. Upon the exercise of the US Rights and the Global Rights for a program, the Company will have the obligation to deliver the US License and Global License and provide certain ancillary development services if requested by Celgene, subsequent to its exercise of the US Rights and Global Rights, respectively, for such program. The Company will include the option fees in the transaction price at the point in time a material right is exercised. In addition, the Company did not include in the initial transaction price certain clinical and regulatory milestone payments since they relate to licenses for which Celgene has not yet exercised its option to obtain and these variable considerations are constrained due to the likelihood of a significant revenue reversal.
At the inception of the Collaboration Agreement, the Company did not transfer any goods or services to Celgene that are material. Accordingly, the Company has concluded that the initial transaction price will be recognized as contract liability and will be deferred until the Company transfers control of goods or services to Celgene (which would be when Celgene exercises the US Right or Global Right and receives control of the US License or Global License for at least one of the programs), or when the IND Option term expires if Celgene does not exercise the US Right (which is generally sixty days after the date on which Prothena delivers to Celgene the first complete data package for an IND that was filed for a lead candidate from the relevant program), or when the Phase 1 Option term expires if Celgene does not exercise the Global Right (which is generally ninety days after the date on which Prothena delivers to Celgene the first complete data package for a Phase 1 clinical trial for a lead candidate from the relevant program) or at the termination of the Collaboration Agreement, whichever occurs first. At such point that the Company transfers control of goods or services to Celgene, or when the option expires, the Company will recognize revenue as a continuation of the original contract. Under this approach, the Company will treat the consideration allocated to the material right as an addition to the consideration for the goods or services underlying the contract option.
At inception of the Collaboration Agreement, the Company estimated the standalone selling price for each performance obligation (i.e., the US Rights and Global Rights by program). The estimate of standalone selling price for the US Rights and Global Rights by program was based on the adjusted market assessment approach using a discounted cash flow model. The key assumptions used in the discounted cash flow model included the market opportunity for commercialization of each program in the U.S. or globally depending on the license, the probability of successfully developing and commercializing a given program target, the estimated remaining development costs for the respective program, the estimated time to commercialization of the drug for that program and a discount rate.

Significant Payment Terms

The upfront payment of $100.0 million was due within ten business days after the effective date of the Collaboration Agreement and was received in April 2018, while all option fees and milestone payments are due within 30 days after the achievement of the relevant milestone by Celgene or receipt by Celgene of an invoice for such an amount from the Company.
The Collaboration Agreement does not have a significant financing component since a substantial amount of consideration promised by Celgene to the Company is variable and the amount of such variable consideration varies based upon the occurrence or non-occurrence of future events that are not within the control of either Celgene or the Company. Variable considerations related to clinical and regulatory milestone payments and option fees are constrained due to the likelihood of a significant revenue reversal.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the six months ended June 30, 2019.
8. Shareholders' Equity
Ordinary Shares
As of June 30, 2019, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,896,561 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2019, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2019. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
Shares Available for Grant
The Company granted 145,000 and 2,953,200 during the three months ended June 30, 2019 and 2018, respectively, and 997,975 and 4,046,300 options during the six months ended June 30, 2019 and 2018, respectively, in aggregate under the 2012 LTIP and the 2018 LTIP. The Company’s option awards generally vest over four years. As of June 30, 2019, 1,060,772 ordinary shares remained available for grant under the 2018 LTIP, and options to purchase 7,168,464 ordinary shares in aggregate under the 2012 LTIP and the 2018 LTIP were outstanding with a weighted-average exercise price of approximately $24.41 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2023 related to unvested share-based payment awards at June 30, 2019 is $51.5 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.89 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 and 2018 was based on awards granted under the 2012 LTIP and the 2018 LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,100	$2,553	$4,199	$4,810
General and administrative	4,177	3,756	8,283	8,401
Restructuring costs (1)	$—	$2,512	—	$2,512
Total share-based compensation expense	$6,277	$8,821	$12,482	$15,723
(1) Restructuring costs for the three and six months ended June 30, 2018 includes $2.5 million of share-based compensation expenses related to the contractual acceleration of vesting of certain stock options granted to executive officers.
The Company recognized tax benefits from share-based awards of $1.2 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $2.1 million for six months ended June 30, 2019 and 2018, respectively.
The fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2019 and 2018 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	81.5%	83.9%	81.5%	79.4%
Risk-free interest rate	2.2%	2.8%	2.5%	2.8%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$6.58	$11.28	$9.06	$13.82
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	6,726,715	$26.82	7.39	$2,169
Granted	997,975	12.85
Exercised	(32,850)	6.56
Canceled	(523,376)	34.43
Outstanding at June 30, 2019	7,168,464	$24.41	7.88	$2,368
Vested and expected to vest at June 30, 2019	6,739,513	$24.78	7.62	$2,352
Vested at June 30, 2019	3,375,931	$28.87	6.59	$2,192
The total intrinsic value of options exercised was approximately $0.1 million and $0.1 million during the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $2.2 million during the six months ended June 30, 2019 and 2018, respectively, determined as of the date of exercise.
10. Restructuring

In May 2018, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s April 23, 2018 announcement of its decision to discontinue further development of NEOD001. Restructuring charges incurred under this plan primarily consisted of employee termination benefits and contract termination costs primarily associated with exit fees relating to third-party manufacturers that the Company contracted with for NEOD001 clinical and commercial supplies.

Restructuring charges incurred under this plan primarily consisted of employee termination benefits and contract termination costs primarily associated with exit fees relating to third-party manufacturers that the Company contracted with for NEOD001 clinical and commercial supplies. Employee termination benefits included severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Charges and other costs related to the workforce reduction and structure realignment were presented as restructuring costs in the Condensed Consolidated Statements of Operations. The Company recorded a restructuring credit of approximately $61,000 for the six months ended June 30, 2019 as compared to aggregate restructuring charges of approximately $20.9 million for the same period in the prior year. No restructuring cost was recorded for the three months ended June 30, 2019. The following table summarizes the restructuring charges (credits) recognized in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Termination Benefits	$(61)	8,507
Non-Cash Termination Benefits	—	2,512
Contract Termination Costs	—	9,875
Non-Cash Contract Termination Costs	—	10
Total restructuring charges (credits)	$(61)	$20,904

The Company has completed all of its restructuring activities and does not expect to incur additional costs associated with the restructuring. The cumulative amount incurred to date is $16.1 million as of June 30, 2019.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the six months ended June 30, 2019 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Assets Impairment	Other	Total
Balance at December 31, 2018	$461	$—	$—	$—	$461
Restructuring charges (credit)	(61)	—	—	—	(61)
Reductions for cash payments	(400)	—	—	—	(400)
Balance at June 30, 2019	$—	$—	$—	$—	$—
11. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $156,000 and an income tax provision of $42,000 for the three and six months ended June 30, 2019, respectively, as compared to an income tax benefit of $1.9 million and $2.0 million for three and six months ended June 30, 2018, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and net tax shortfall from cancellations of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. Further, excess benefits of stock compensation have been recorded as a benefit to the tax provision for all periods presented. The Company recorded a net tax shortfall of $0.3 million and $1.0 million for the three and six months ended June 30, 2019, respectively, and a net tax shortfall of $16,000 and $0.4 million for the three and six months ended June 30, 2018, respectively, all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company’s income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our objective to fundamentally change the course of progressive, life-threatening diseases; our goal of advancing a pipeline of therapeutic candidates for a number of potential indications and novel targets; our expected research and development (“R&D”) and general and administrative (“G&A”) expenses in 2019; our expectation that we have made substantially all cash payments under our restructuring plan; our expectation of continued impacts on our income tax expense from fluctuations in our stock price; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; our estimates of certain future contractual obligations; and foreign currency, interest rate and credit risks. Forward-looking statements may include words such as “aim,” “anticipate,”

“assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Part II Item 1A - Risk Factors of this Form 10-Q:

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

Overview
Prothena Corporation plc is a clinical-stage neuroscience company focused on the discovery and development of novel therapies with the potential to fundamentally change the course of devastating neurological disorders. Fueled by a deep scientific understanding built over decades of neuroscience research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets including Parkinson’s disease and other related synucleinopathies (prasinezumab, or PRX002/RG7935, in collaboration with Roche) and ATTR amyloidosis (PRX004), as well as tau for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders, and TDP-43 for the potential treatment of ALS (amyotrophic lateral sclerosis) and FTD (frontotemporal dementia) (both programs in collaboration with Celgene) for which its scientific understanding of disease pathology can be leveraged.

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

Except for the accounting policies for leases that was updated as a result of adopting ASC 842, there were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2019 from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K.
Recent Accounting Pronouncements
Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in our 2018 Form 10-K, that are of significance or potential significance to us.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Percentage Change
	2019	2018
	(Dollars in thousands)
Collaboration revenue	$167	$279	(40)%
Total revenue	$167	$279	(40)%

	Six Months Ended June 30,		Percentage Change
	2019	2018
	(Dollars in thousands)
Collaboration revenue	$353	$506	(30)%
Total revenue	$353	$506	(30)%

Total revenue was $0.2 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.
Collaboration revenue includes reimbursements for development services under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Roche License Agreement for more information.
Operating Expenses

	Three Months Ended June 30,		Percentage Change
	2019	2018
	(Dollars in thousands)
Research and development	$9,583	$31,452	(70)%
General and administrative	9,081	10,992	(17)%
Restructuring charges	—	20,904	(100)%
Total operating expenses	$18,664	$63,348	(71)%

	Six Months Ended June 30,		Percentage Change
	2019	2018
	(Dollars in thousands)
Research and development	$22,879	$66,158	(65)%
General and administrative	18,986	25,221	(25)%
Restructuring charges (credits)	(61)	20,904	(100)%
Total operating expenses	$41,804	$112,283	(63)%

Total operating expenses consist of R&D expenses, G&A expenses and restructuring charges (credits). Our operating expenses were $18.7 million and $41.8 million for the three and six months ended June 30, 2019, respectively, and $63.3 million and $112.3 million for the three and six months ended June 30, 2018, respectively.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with nonclinical activities and drug development related to our drug programs, including NEOD001, prasinezumab, PRX004 and our discovery programs. Pursuant to our License Agreement with Roche, we make payments to Roche for our share of the development expenses incurred by Roche the related to the prasinezumab program, which is included in our R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expense decreased by $21.9 million, or 70%, for the three months ended June 30, 2019, and decreased by $43.3 million, or 65%, for the six months ended June 30, 2019, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2019 was primarily due to lower clinical costs associated with the discontinuation of the NEOD001 program offset by higher costs for the PRX004 program, lower manufacturing costs associated with the PRX004 program with lesser extent from the discontinuation of the NEOD001 program, lower personnel costs (including share-based compensation expense) and lower consulting costs. The decrease for the six months ended June 30, 2019 was primarily due to lower clinical costs associated with the discontinuation of the NEOD001 program offset by higher costs for the PRX004 program, lower consulting costs, lower personnel costs (including share-based compensation expense) and lower manufacturing costs associated with the discontinuation of the NEOD001 program and to a lesser extent from the PRX004 program.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, prasinezumab, PRX003 and PRX004) and other R&D expenses for the three and six months ended June 30, 2019 and 2018 and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2019	2018	2019	2018
NEOD001(1)	$116	$19,747	$735	$45,343	$309,379
Prasinezumab (PRX002/RG7935)(2)	1,649	4,525	5,064	7,132	70,594
PRX003(3)	18	169	82	363	59,092
PRX004(4)	3,823	4,308	8,168	8,380	54,848
Other R&D(5)	3,977	2,703	8,830	4,940
	$9,583	$31,452	$22,879	$66,158

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. In April 2018, we announced that we were discontinuing development of NEOD001. Since that date we have incurred costs associated with the close out of our Phase 2b PRONTO, Phase 3 VITAL as well as the open label extension studies of NEOD001.

(2)
Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three and six months ended June 30, 2019, $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2018, $0.3 million and $0.5 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.

(3)
Cumulative R&D costs to date for PRX003 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Based on the Phase 1b multiple ascending dose study results we announced in September 2017 that we will not advance PRX003 into mid-stage clinical development for psoriasis or psoriatic arthritis as previously planned.

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

General and Administrative Expenses
Our G&A expenses decreased by $1.9 million or 17% for the three months ended June 30, 2019, and decreased by $6.2 million, or 25%, for the six months ended June 30, 2019, as compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2019 was primarily due to lower personnel costs, sublease rental income received from Sub-Sublease of Current SSF Facility and lower legal and other expenses, which was offset in part by higher lease costs recorded as operating expenses due to the adoption of ASC 842.

As a result of the restructuring in 2018, we expect our G&A expenses to decrease in 2019 compared to the prior year.

Restructuring and Impairment Related Charges

In May 2018, we commenced a reorganization plan to reduce our operating costs and better align our workforce with the needs of our business following our decision in April 2018 to discontinue further development of NEOD001. For the six months ended June 30, 2019, we recorded a restructuring credit of approximately $61,000 primarily due to an adjustment in previously recorded employee termination benefits. See Note 10, “Restructuring” to the Condensed Consolidated Financial Statements for more information.
Other Income (Expense)

	Three Months Ended June 30,		Percentage Change
	2019	2018
	(Dollars in thousands)
Interest income	$2,296	$1,748	31%
Interest expense	—	(917)	(100)%
Interest income, net	2,296	831	176%
Other income	235	410	(43)%
Total other income, net	$2,531	$1,241	104%

	Six Months Ended June 30,		Percentage Change
	2019	2018
	(Dollars in thousands)
Interest income	$4,600	$2,856	61%
Interest expense	—	(1,825)	(100)%
Interest income, net	4,600	1,031	346%
Other income	218	138	58%
Total other income, net	$4,818	$1,169	312%

Interest income, net increased by $1.5 million, or 176%, for the three months ended June 30, 2019, and increased by $3.6 million, or 346%, for the six months ended June 30, 2019, as compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2019 was primarily due to higher interest income in our cash and money market accounts and no recorded interest expense associated with the build-to-suit accounting upon the adoption of ASC 842 in 2019.
Other income, net for the three and six months ended June 30, 2019 and 2018 were primarily due to foreign exchange favorability from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		Percentage Change
	2019	2018
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(156)	$(1,946)	(92)%

	Six Months Ended June 30,		Percentage Change
	2019	2018
	(Dollars in thousands)
Provision for (benefit from) income taxes	$42	$(1,983)	(102)%

The benefit from income taxes for the three months ended June 30, 2019 and 2018 was $0.2 million and $1.9 million, respectively. The provision for income taxes for the six months ended June 30, 2019 was $42,000 and the benefit from income taxes for six months ended June 30, 2019 was $2.0 million. The change in provision for (benefit from) income taxes for the three and six months ended June 30, 2019 as compared to the same periods in the prior year was primarily due to the absence of discrete tax benefit for the restructuring charge and increase in tax shortfall related to option cancellations. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise or cancellation dates of stock options.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	June 30,	December 31,
	2019	2018
Working capital	$390,692	$416,464
Cash and cash equivalents	398,144	427,659
Total assets	462,072	498,796
Total liabilities	159,265	175,798
Total shareholders’ equity	302,807	322,998
Working capital was $390.7 million as of June 30, 2019, a decrease of $25.8 million from working capital of $416.5 million as of December 31, 2018. This decrease in working capital during the six months ended June 30, 2019 was primarily due to cash use of $41.8 million for operating expenses (adjusted to exclude non-cash charges).
As of June 30, 2019, we had $398.1 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of June 30, 2019, $106.7 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.

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
Cash Flows for the Six Months Ended June 30, 2019 and 2018
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(29,538)	$26,549
Net cash used in investing activities	(192)	(280)
Net cash provided by financing activities	215	42,323
Net increase (decrease) in cash and cash equivalents and restricted cash	$(29,515)	$68,592
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities was $29.5 million for the six months ended June 30, 2019, primarily due to $41.8 million for operating expenses (adjusted to exclude non-cash charges) and a decrease in accounts payable, accruals and other liabilities and operating lease liabilities.
Net cash provided by operating activities was $26.5 million for the six months ended June 30, 2018, primarily due to $110.2 million in deferred revenue related largely to the upfront payment from Celgene Collaboration Agreement and increase in restructuring liability of $15.9 million, which were partially offset by use of $112.3 million for operating expenses (adjusted to exclude non-cash charges).
Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities for the six months ended June 30, 2019 and 2018 were primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2019, primarily from proceeds from issuances of ordinary shares upon exercises of stock options.
Net cash provided by financing activities was $42.3 million for the six months ended June 30, 2018, primarily from the $39.8 million in proceeds from Celgene's subscription of ordinary shares at market value, and to a lesser extent, from $4.5 million in proceeds from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements

At June 30, 2019, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of June 30, 2019 consisted of minimum cash payments under operating leases of $28.0 million, purchase obligations of $0.7 million (of which $0.1 million is included in accrued current liabilities), and contractual obligations under license agreements of $1.2 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. We also recorded a provision for legal settlement of $15.75 million, which is included in accrued current liabilities.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $28.0 million remains outstanding as of June 30, 2019.
In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The lease term expires on November 2019. As of June 30, 2019, we are obligated to make lease payments over the remaining term of the lease of approximately €9,000, or $11,000 as converted using an exchange rate as of June 30, 2019.
The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases (1)	$27,977	$2,948	$5,979	$6,165	$6,350	$6,535	$—
Purchase obligations	725	725	—	—	—	—	—
Contractual obligations to employees	125	125	—	—	—	—	—
Provision for legal settlement (2)	15,750	15,750	—	—	—	—	—
Contractual obligations under license agreements (3)	1,170	275	105	95	80	80	535
Total	$45,747	$19,823	$6,084	$6,260	$6,430	$6,615	$535

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) We recorded a litigation insurance recovery receivable of $15.75 million as of June 30, 2019 within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, which represents the expected payment of the litigation settlement by the Company’s insurance carriers.
(3) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $218,000 and $138,000 during the six months ended June 30, 2019 and 2018, respectively. If we continue or increase our business activities that require the use of foreign currencies, we may incur further losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On June 10, 2019, the Company and the individual defendants entered into a binding memorandum of understanding with the lead plaintiffs to settle that lawsuit based on an aggregate settlement amount of $15.75 million. The memorandum of understanding contemplates that the parties will enter into a settlement agreement, which will be subject to customary conditions including Court approval following notice to the Company’s current and former shareholders who are members of the purported class, and a hearing at which the Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is approved by the Court, it will resolve, as to all settlement class members, all of the claims that were or could have been brought in the lawsuit. On June 20, 2019, consistent with the memorandum of understanding to settle the lawsuit and intention to seek the Court’s approval of settlement of the lawsuit, the lead plaintiffs filed an amended complaint, asserting in substance the same allegations as were made in the original complaint. The Company continues to believe that the claims in the lawsuit are without merit and, to the extent the settlement is not finalized, intends to vigorously defend against them.

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
As of June 30, 2019, we had cash and cash equivalents of $398.1 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•	the timing of progress, results and costs of our clinical trials, including the Phase 2 clinical trial for prasinezumab and our Phase 1 clinical trial for PRX004;

•	the timing, initiation, progress, results and costs of these and our other research, development and possible commercialization activities;

•	the results of our research, nonclinical and clinical studies;

•	the costs of manufacturing our drug candidates for clinical development as well as for future commercialization needs;

•	if and when appropriate, the costs of preparing for commercialization of our drug candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our ability to establish research collaborations, strategic collaborations, licensing or other arrangements;

•	the timing, receipt and amount of any payments or royalties that we might receive under current or potential future collaborations;

•	the costs to satisfy our obligations under current and potential future collaborations; and

•	the timing, receipt and amount of revenues or royalties, if any, from any approved drug candidates.
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
Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable regulatory authorities. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence or severity of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as contraindications, warnings or precautions, or impose additional safety monitoring or reporting requirements;

•	we may be required to change the way the product is administered, conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
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
Rentschler Biopharma SE (“Rentschler”) is our third-party manufacturer of clinical supplies of our drug candidate PRX004. We are dependent on Rentschler to manufacture these clinical supplies in order to continue our ongoing Phase 1 clinical trial and initiate any other clinical trial for PRX004.

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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future nonclinical research and clinical trials;

•	our collaborations with third parties, including with Roche and Celgene;

•	failure or delays in advancing our nonclinical drug candidates or other drug candidates we may develop in the future into clinical trials;

•	results of clinical trials conducted by others, including on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares by us or by existing shareholders;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us;

•	changes in tax laws or regulations applicable to our business or the interpretations of those tax laws and regulations by taxing authorities; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2019, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 8,229,236.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Offer letter, dated June 4, 2019, between Prothena Biosciences Inc and Michael J. Malecek					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________

#	Indicates management contract or compensatory plan or arrangement.

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

Dated:	August 6, 2019	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer