Form 10-K
period 2019-12-31
Prothena Corp plc
filed 2020-03-03
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $328.8 million, based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
39,911,413 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 19, 2020, are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2019.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2019

PART I
ITEM 1. BUSINESS
Overview

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company with expertise in protein misfolding, focused on the discovery and development of novel therapies with the potential to fundamentally change the course of devastating diseases.

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our partnered programs include prasinezumab (PRX002/RG7935), in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau, TDP-43 and an undisclosed target in collaboration with Bristol-Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), frontotemporal dementia (FTD) or other neurodegenerative diseases. Our proprietary programs include PRX004 for the potential treatment of ATTR amyloidosis, and programs that target Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease.

We were formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.

Our Strategy

Our goal is to be a leading neuroscience company focused on the discovery and development of novel therapies for the treatment of diseases caused by neurological dysfunction and/or misfolded proteins. Key elements of our strategy to achieve this goal are to:

•	Concentrate our discovery and development efforts in areas where we have decades of scientific expertise and experience.

We leverage our core scientific expertise and ability to integrate biological insights around brain function and targeting pathogenic forms of proteins to develop innovative therapeutics for the potential treatment of a broad spectrum of diseases with major unmet medical needs. Misfolding and aggregation of specific proteins into abnormal, toxic species such as soluble aggregates and amyloid deposits, are thought to underlie many neurological and peripheral diseases such as Alzheimer’s disease, Parkinson’s disease and ATTR amyloidosis.

Our multifaceted pipeline has been advanced by a team with scientific expertise and a track record of discovering and developing innovative, and often first-in-class programs. Our legacy includes significant discoveries that have advanced the understanding of the biology of Alzheimer’s disease and identified and elucidated the role Aβ plays in Alzheimer’s disease pathology. These findings led to the development of a drug discovery and development organization that generated first-in-class clinical candidates in Alzheimer’s disease and Parkinson’s disease.

We pursue programs that are based on genetically associated and biologically validated targets implicated in diseases. Our research activities focus on novel neuroscience targets and we leverage our insights into diseases caused by misfolded proteins. Our approach to advancing new compounds from discovery through clinical development that target misfolded proteins is based on a deep understanding of how to optimally target proteins, assess target engagement and disease progression, and develop potential therapeutics that relevantly influence this biology. Once we formulate a novel hypothesis or approach, we determine how to optimally intervene against a known target. For example, if we select an antibody approach, we generate antibodies against a target, characterize specific and selective antibodies in vitro and then use them to test the initial hypothesis in vivo using animal models of disease. We also leverage our biological expertise to pursue the development of novel therapeutics based on modalities such as small molecules and may also pursue opportunities in gene and cell therapies. We believe a diverse portfolio would position us to make an impact on a broad spectrum of diseases.

We sometimes rely on the use of preclinical models that have been extensively developed by external laboratories. To establish early clinical proof of concept for our programs, we leverage our insight of disease pathology and, when possible, employ biomarker endpoints as a way to detect signals of biological activity. We may elect to start clinical testing in indications that have well-

established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, either by us or potential partners.

•	Focus on diseases that lack effective therapies.

We focus on the development of therapies for serious and/or life-threatening diseases that currently lack effective therapies or in areas where current therapies have known limitations. Our efforts in Parkinson’s disease, Alzheimer’s disease, and other neurological or peripheral amyloid diseases are examples of this.

In Parkinson’s disease, currently approved therapies focus on the alleviation of early motor symptoms without addressing the underlying cause of the disease. We are focusing our efforts to develop a therapeutic with the potential to slow the progression of Parkinson’s disease by targeting α-synuclein protein. Synucleins are a family of proteins, of which there are three known members: α-synuclein, β-synuclein, and γ-synuclein. The α- and β-synuclein proteins are found primarily in brain tissue. There is genetic evidence that α-synuclein plays a fundamental role in Parkinson’s disease, and an increasing body of evidence demonstrates that pathogenic forms of α-synuclein can be propagated and transmitted from cell to cell. Our scientists have developed prasinezumab (PRX002/RG7935), an investigational monoclonal antibody targeting the pathogenic aggregated form of α-synuclein, that is designed to slow or reduce the neurodegeneration associated with α-synuclein misfolding and/or its transmission. We are developing prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies.

Moving forward, we intend to advance new discovery-stage therapeutics for other diseases with unmet medical needs. Our discovery efforts targeting tau, Aβ and TDP-43 for the potential treatment of Alzheimer’s disease (AD), frontotemporal dementia (FTD) and amyotropic lateral sclerosis (ALS) are examples of this.

•	Pursue strategic business development opportunities and collaborations and leverage external resources.

We rely on strategic business development and R&D collaborations as well as a combination of internal and external resources to advance our objectives.

Our robust discovery engine generates new targets and compounds that have the potential to treat unmet medical needs. For investigational therapeutic programs targeting broad patient populations that may require large clinical trials and development investment, we may seek to collaborate or license these programs to pharmaceutical or biotechnology companies for development and/or commercialization. Our collaboration with Roche to develop prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies and our global neuroscience R&D collaboration with BMS that is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases are examples of this. Within these types of collaborations, we will evaluate several strategic options for designing and operationalizing early to late-stage development programs. This includes evaluating the option of designing and operationalizing clinical programs ourselves or with a partner.

We also consider opportunities to acquire or license rights to differentiated product candidates or technologies to complement our existing R&D pipeline.

Although we rely on, and will expand as appropriate, strong internal talent with expertise in our core areas of focus, we also rely on external resources, as needed, to execute efficiently on our clinical development and other business objectives. We engage and collaborate with consultants and advisors with certain scientific, clinical or other functional and/or disease area expertise to help us execute specific activities related to our programs. This may include activities such as testing and characterizing our potential therapeutic candidates and gaining feedback and guidance on our programs.

•	Pursue commercialization strategies to maximize the value of our product candidates or future potential products.

As we move our drug candidates through development toward regulatory approval, we will evaluate several strategic options for commercialization. These options include building our own internal sales force; forging partnerships with other pharmaceutical or biotechnology companies, whereby we jointly sell and market the product; regional licensing for markets where we do not have expertise or infrastructure; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. We evaluate options for each product based on a number of factors including commercial synergies and expertise, capital necessary to execute on each option, size of the market to be addressed and the expertise and terms of potential offers from other pharmaceutical and biotechnology companies. Our collaboration with Roche for the potential commercialization of prasinezumab is an example of this strategy.

Our Research and Development Pipeline

Our research and development pipeline includes two therapeutic antibody programs in clinical development: Prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; and PRX004, for the potential treatment of ATTR amyloidosis.

In addition to our clinical development pipeline, we have a number of discovery- and preclinical-stage programs targeting proteins implicated in neurological diseases including Aβ and tau for the potential treatment of Alzheimer’s disease and other neurodegenerative disorders and TDP-43 for the potential treatment of amyotrophic lateral sclerosis and frontotemporal dementia. Tau, TDP-43 and a third undisclosed neurodegenerative target are the focus of our collaboration with BMS.

The following table summarizes the status of our research and development pipeline:

Prasinezumab (PRX002/RG7935) for the Potential Treatment of Parkinson’s Disease and Other Synucleinopathies

Prasinezumab is an investigational monoclonal antibody targeting α-synuclein that is designed to slow the progressive neurodegeneration associated with synuclein misfolding and/or the cell-to-cell transmission of the aggregated (pathogenic) forms of synuclein in Parkinson’s disease and other synucleinopathies. Prasinezumab is the focus of our worldwide collaboration with Roche.

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

Parkinson’s disease is a degenerative disorder of the central nervous system (CNS) that affects approximately one in 100 people over the age of 60, with incidence increasing based on an aging population. With an estimated seven to 10 million people living with Parkinson’s disease worldwide today, it is the second most common neurodegenerative disease after Alzheimer's. The disease is characterized by the neuronal accumulation of aggregated α-synuclein in the CNS and peripheral nervous system that results in a wide spectrum of worsening progressive motor and non-motor symptoms. While diagnosis currently relies on motor symptoms classically associated with Parkinson's disease, non-motor symptoms may present many years earlier. Current treatments for Parkinson’s disease are symptomatic and only address a subset of symptoms such as motor impairment, dementia or psychosis. Symptomatic therapies do not target the underlying cause of the disease and as the disease progresses and dopaminergic neurons continue to be lost, these drugs lose effectiveness, often leading to debilitating side effects as the disease progresses. The goal of our approach is to slow the progressive neurodegenerative consequences of disease, a current unmet need. Prasinezumab preferentially targets aggregated α-synuclein and may slow or reduce the neurodegeneration associated with synuclein misfolding and/or transmission.

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

The results from this study further supported advancing prasinezumab into the Phase 2 study, PASADENA, which was initiated by Roche in the second quarter of 2017 and was fully enrolled in the fourth quarter of 2018. PASADENA is a two-part Phase 2 clinical study in early Parkinson's disease patients that is being conducted by Roche. Part 1 is a randomized, double-blind, placebo-controlled, three-arm study and enrolled 316 patients to evaluate the efficacy and safety of prasinezumab in patients over 52 weeks. In part 1, patients were randomized on a 1:1:1 basis to receive one of two active doses (1500 mg or depending on body weight either 3500 mg or 4500 mg) of prasinezumab or placebo via intravenous infusion once every 4 weeks. Patients enrolled in the study must not have been on dopaminergic therapy and were not be expected to require dopaminergic therapy for at least 52 weeks. Part 2 of the study is a 52-week blinded extension phase in which patients from the placebo arm of the study will be re-randomized onto one of two active doses on a 1:1 basis, so that all participants will be on active treatment. Patients who were originally randomized to an active dose will continue at that dose level for the additional 52 weeks. In part 2, patients will be allowed to use concomitant dopaminergic therapy. Any patient who medically required initiation of dopaminergic therapy during part 1 will have their subsequent data censored for the primary endpoint analysis.

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

The last patient was dosed in the fourth quarter of 2019, and Roche is in the process assessing data from part 1 of the study.

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

Pursuant to the License Agreement, we are collaborating with Roche to research and develop antibody products targeting α-synuclein. Roche is providing funding for this research, which is focused on optimizing early stage antibodies targeting α-synuclein, potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to increase delivery of therapeutic antibodies to the brain. Roche is primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products under the collaboration, including prasinezumab. Roche is responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.

We have so far earned $75 million of a total $600 million in potential clinical, regulatory and sales milestones. In addition to the $30.0 million upfront payment and clinical milestone payment of $15.0 million (both in 2014) and the clinical milestone payment of $30.0 million in 2017, Roche is also obligated to pay:

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

PRX004 for the Potential Treatment of ATTR Amyloidosis

PRX004 is an investigational antibody designed to deplete both the circulating and deposited non-native forms of TTR protein (misTTR) associated with disease pathology that underlies both hereditary and wild type ATTR amyloidosis, without affecting the native, or normal tetrameric form of the protein.

ATTR amyloidosis is a rare, progressive and often fatal disease characterized by deposition of misTTR in vital organs. ATTR amyloidosis can be hereditary (hATTR) when caused by a mutation in the TTR gene, or wild-type (wtATTR) when it occurs sporadically. In both forms of the disease, patients can experience a spectrum of clinical manifestations affecting multiple organs, most commonly the heart and/or nervous system. The TTR protein is produced primarily in the liver and in its normal tetrameric form serves as a carrier for thyroxin and retinol binding protein (a transporter for vitamin A) and is also implicated in neuroprotective functions.

In hereditary ATTR amyloidosis, mutations in the TTR gene causes misTTR to accumulate and damage body organs and tissue, such as the peripheral nerves and heart. This results in predominant symptoms of neuropathy (hereditary ATTR amyloidosis with polyneuropathy or hATTR-PN) and/or cardiomyopathy (hereditary ATTR with cardiomyopathy or hATTR-CM), as well as other disease manifestations. It is estimated that there are approximately 50,000 patients with hATTR worldwide, with approximately 10,000 characterized as hATTR-PN and 40,000 characterized as hATTR-CM.

Wild-type ATTR (wtATTR) occurs sporadically and primarily involves cardiomyopathy. Wild-type ATTR is similar to hereditary ATTR except that the misTTR protein that is deposited is the non-mutated transthyretin protein. The wild-type transthyretin protein is less prone to forming amyloid deposits than the mutated form and patients usually develop the disease at 65 years of age or older. The prevalence of wild-type ATTR is uncertain, but many clinical experts believe there are many multiples more wild-type than hereditary patients world-wide.

It is generally accepted that, at the time of diagnosis, affected organs in ATTR patients (both hATTR and wtATTR amyloidosis) contain extracellular amyloid deposits. These deposits, together with prefibrillar species, are believed to cause organ dysfunction.

Recently, new therapeutics for ATTR amyloidosis have demonstrated benefit to patients by impacting the biological pathway leading to the formation of amyloid deposits. These approaches are designed to either block or inhibit production of native forms of the TTR protein or bind to TTR and prevent tetramer dissociation but do not target misTTR directly.

PRX004’s proposed mechanism of action is to deplete both circulating misTTR to prevent further deposition and deposited amyloid to improve organ function. PRX004 has been shown in preclinical studies to inhibit amyloid fibril formation, neutralize soluble aggregate forms of misTTR, and promote clearance of insoluble amyloid fibrils through antibody-mediated phagocytosis. This differentiated depleter mechanism of action could be developed as a monotherapy approach to ATTR amyloidosis and might also complement existing therapeutic approaches which either stabilize or reduce production of the native TTR tetramer.

Clinical Development Program for PRX004

We have generated monoclonal antibodies that selectively bind to misTTR and do not recognize the native, tetrameric form of TTR protein. Preclinical data published in March 2016 in the journal Amyloid suggest that our antibodies have unique biological activity that may lead to the prevention of deposition, and enhancement of clearance, of ATTR in patients with both wtATTR and hATTR amyloidosis.

Additionally, we have developed a proprietary, high-sensitivity biomarker assay that specifically detects circulating hereditary misTTR in plasma and can be used in clinical studies to monitor pharmacodynamic response (target engagement) to PRX004 in plasma.

In March 2018, we presented new research related to PRX004 for the potential treatment of ATTR amyloidosis at the 16th International Symposium on Amyloidosis (ISA) including data on our proprietary misTTR assay that specifically detects circulating misTTR in plasma across multiple hereditary TTR mutations using a TTR antibody that binds to an epitope uniquely exposed on misfolded TTR but hidden in the native tetramer. Additional preclinical research was presented at ISA showing that conformation-specific antibodies target misTTR and induce immune mediated clearance through phagocytosis.

In May 2018, we announced the initiation of first-in-human dosing in a Phase 1 open-label, multicenter clinical study (NCT03336580) of PRX004 in patients with hATTR amyloidosis with peripheral neuropathy who may also have cardiomyopathy. The Phase 1 study is designed to determine the safety, tolerability, pharmacokinetic, pharmacodynamic and maximum tolerated dose of PRX004 in patients with hATTR amyloidosis to inform possible future studies. The study includes the use of our proprietary assay as a pharmacodynamic measure (target engagement) of the levels of misTTR in plasma.

In the escalation phase of the Phase 1 study, patients receive PRX004 intravenously once every 28 days for up to 3 infusions. Six dose levels (0.1, 0.3, 1.0, 3.0, 10.0, and 30.0 mg/kg) are being evaluated. Eligible patients who complete the escalation or expansion phase can enroll in the long-term extension (LTE) phase of the study and receive up to 15 additional infusions of PRX004 every 28 days.

In December 2019 we reported interim data from the Phase 1 study of PRX004 in patients with hATTR amyloidosis.

In the interim analysis, 15 patients in the dose escalation phase of the study each received 3 infusions in dose-level cohorts 1 through 5 representing 0.1, 0.3, 1.0, 3.0 and 10.0 mg/kg. PRX004 was found to be generally safe and well tolerated and demonstrated PK profiles consistent with that of an immunoglobulin gamma 1 (IgG1) monoclonal antibody. Target engagement was demonstrated by a dose-dependent decrease in plasma levels of unbound misTTR (misTTR not captured by PRX004), as measured by our proprietary misTTR biomarker assay. For the three patients in the 10.0 mg/kg dose-level (the highest dose-level in the interim analysis), the maximum observed reductions in misTTR levels within 24 hours of the first infusion were 54%, 66% and 76%. As expected, because PRX004 was designed to recognize an epitope exposed only on the misTTR species, PRX004 did not appear to impact levels of normal tetrameric TTR.

Of the 15 patients in the interim analysis (from cohorts 1 through 5), 12 patients were eligible for the LTE and were currently enrolled. Of the three patients not enrolled in the LTE, 2 patients from cohort 1 were ineligible due to early termination during the escalation phase and 1 patient from cohort 2 was ineligible based on the LTE screening criteria.

No dose-limiting toxicities were observed in the escalation phase interim analysis. In cohorts 1 through 5 of the escalation phase, one severe treatment emergent adverse event (TEAE) was reported which was a worsening of a pre-existing condition, deemed unrelated to PRX004 by the investigator, and subsequently resolved.

The Phase 1 study of PRX004 is ongoing.

Our Discovery and Preclinical Programs

We are also advancing several discovery- and preclinical-stage programs for neurological diseases with significant unmet medical needs such as Alzheimer's disease (AD), frontotemporal dementia (FTD) and amyotrophic lateral sclerosis (ALS). Our discovery and pre-clinical pipeline includes our proprietary Aβ programs as well as three programs (tau, TDP-43 and an undisclosed program) that are the focus of our collaboration with BMS.

If promising, we expect to advance our discovery programs into preclinical development. New target discovery will focus on areas where we can bring potential new therapies to patients expeditiously through our internal expertise and resources. Existing late discovery-stage or preclinical-stage programs may be partnered or out-licensed.

Targets in our preclinical pipeline include the following:

•
Aβ, or Amyloid Beta, a protein implicated in Alzheimer’s disease (AD). Our scientists have advanced the understanding of the biology of AD and made particularly impactful and fundamental discoveries that elucidated the role amyloid plays in the disease. Today, we are advancing a new approach to design a more potent anti-Aβ antibody.

•
Tau, a protein implicated in diseases including AD, FTD, progressive supranuclear palsy (PSP), chronic traumatic encephalopathy (CTE) and other tauopathies. We have identified antibodies targeting novel epitopes on the tau protein with the potential to block misfolded tau from binding to cells and to inhibit cell-to-cell transmission, preventing downstream toxic functional effects. In the second quarter of 2019, we initiated cell line development of a lead candidate in the tau program.

Master Collaboration Agreement with Bristol-Myers Squibb

In March 2018, we entered into the Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene (which was acquired by BMS in November 2019), under which Celgene (now BMS) may elect in its sole discretion to exclusively license rights to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target. The Collaboration Agreement became effective on March 20, 2018, which triggered an upfront payment to us of $100 million, as well as a further payment of approximately $50 million to subscribe for 1,174,536 of the Company’s ordinary shares at a price of $42.57 per share, pursuant to a Share Subscription Agreement (the “SSA”) as described further below.

On a program-by-program basis, following Prothena’s filing of an investigational new drug (IND) application for any of our three collaboration programs to BMS, BMS may elect in its sole discretion to exercise its right to receive an exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US Rights”). If BMS exercises the US Rights for a collaboration program, it is obligated to pay Prothena an exercise fee of approximately $80 million per program. Thereafter, BMS would have decision making authority over development activities, and all regulatory, manufacturing and commercialization activities, for antibody products targeting the relevant Collaboration Target (the “Collaboration Products”) in the U.S.

On a program-by-program basis, following completion of a Phase 1 clinical trial for a collaboration program for which BMS has previously exercised its US Rights, BMS may elect in its sole discretion to exercise its right with respect to such collaboration program to receive a worldwide, exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target (the “Global Rights”). If BMS exercises its Global Rights, BMS would be obligated to pay Prothena an additional exercise fee of $55 million for such collaboration program. The Global Rights would then replace the US Rights for that collaboration program, and BMS would have decision making authority over developing, obtaining and maintaining regulatory approval for, manufacturing and commercializing the Collaboration Products worldwide.

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

BMS will continue to pay royalties on a Collaboration Product-by-Collaboration Product and country-by-country basis, until the latest of (i) expiration of certain patents covering the Collaboration Product, (ii) expiration of all regulatory exclusivity for the Collaboration Product, and (iii) an agreed period of time after the first commercial sale of the Collaboration Product in the applicable country (the “Royalty Term”).

The research term under the Collaboration Agreement continues for a period of six (6) years, which BMS may extend for up to two additional 12-month periods by paying an extension fee of $10 million per extension period. The term of Collaboration Agreement continues until the last to occur of the following: (i) expiration of the research term, (ii) expiration of all US Rights terms, and (iii) expiration of all Global Rights terms.

The term of any agreement for US Rights or Global Rights would continue on a Collaboration Product-by-Collaboration Product and country-by-country basis until the expiration of all Royalty Terms under such agreement.

The Collaboration Agreement may be terminated (i) by either party on a program-by-program basis if the other party remains in material breach of the Collaboration Agreement following a cure period to remedy the material breach, (ii) by BMS at will on a program-by-program basis or in its entirety, (iii) by either party, in its entirety, upon insolvency of the other party, or (iv) by Prothena, in its entirety, if BMS challenges a patent licensed by Prothena to BMS under the Collaboration Agreement.

Under the SSA, BMS is subject to certain transfer and standstill restrictions, including a restriction on acquiring more than 9.9% of the Company’s share capital for a specified period of time following the closing of the subscription of the Shares, or earlier upon announcement of the intent to consummate a change of control of the Company by the Company or a third party, or expiration or termination of the Collaboration Agreement. In addition, BMS will be entitled to request the registration of the Shares on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Regulation

We anticipate that if we commercialize any products, the U.S. market will ultimately be our most important market. For this reason, the laws and regulations discussed below focus on the requirements applicable to biologic products in the U.S.

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the development, testing, use, labeling, manufacturing, storage, record-keeping, reporting, marketing, advertising, and promotion of pharmaceutical products. The FDA does so under the U.S. Federal Food, Drug, and Cosmetic Act and its implementing regulations and guidance for industry, and the U.S. Public Health Service Act and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending applications for product approval until manufacturing or other alleged deficiencies are brought into compliance. The FDA and other comparable regulatory authorities also have the authority to cause the withdrawal of approval of a marketed product or to impose additional labeling restrictions.

The pricing of pharmaceutical products is regulated in many countries and the mechanism of price regulation varies. In the U.S., while there are limited indirect federal government price controls over private sector purchases of drugs, it is not possible to predict future regulatory action or private sector initiatives on the pricing of pharmaceutical products.

Product Approval

United States. In the U.S., our current drug candidates are regulated as biologic pharmaceuticals, or biologics. The FDA regulates biologics under the U.S. Food, Drug, and Cosmetics Act, U.S. Public Health Service Act and its implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves, and is not limited to, the following:

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

•
completion of chemistry, manufacturing and control (“CMC”) processes and procedures to establish the safety and quality of the pharmaceutical product in accordance with FDA’s current good manufacturing practices (“cGMP”) regulations;

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

Nonclinical tests assess the potential safety and pharmacologic effects of a product candidate in in vitro and/or in vivo studies. The results of these studies must be submitted to the FDA as part of an IND before human testing may proceed. An IND is a request for authorization from the FDA to manufacture and administer an investigational drug or biologic product to humans. The IND includes the general investigational plan and the proposed protocol(s) for human studies. The IND also includes results of nonclinical studies and other human studies, as appropriate, as well as manufacturing information, analytical data and any other available data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may be initiated. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to initiation of the proposed clinical trial(s). In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial(s) may begin. Accordingly, submission of an IND may or may not result in the FDA allowing a clinical trial(s) to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board (“IRB”) before the trials may be initiated, and the IRB must provide oversight of the trials until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

•
Phase 2. Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the efficacy and safety of the investigational product for a specific indication(s) in patients with the disease or condition under study, to determine dosage(s) for further studies, and to identify possible adverse side effects and safety risks associated with the product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants; and

•
Phase 3. Phase 3 clinical trials are generally well controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness and safety of the product has been obtained, and are intended to further evaluate efficacy and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval. Phase 3 clinical trials usually involve several hundred to several thousand participants.

The clinical trial process can take many years to complete, and there can be no assurance that the data collected will support FDA approval of the product. The FDA may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Trials may also be terminated by IRBs, which must review and approve all research involving human subjects. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent further clinical testing and/or marketing authorization.

Information including the results of the nonclinical and clinical testing, and the chemistry, manufacturing and controls of the product are evaluated and, if determined to be adequate, submitted to the FDA to support the proposed product labeling through a BLA. The application includes all relevant data available from nonclinical and clinical trials, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other required information. Data from company-sponsored clinical trials intended to test the efficacy and safety of a proposed use of a product, and/or from alternative sources, including studies initiated by investigators may be included in a BLA.

Once the BLA submission has been accepted for filing, the FDA’s goal is to review applications within ten months from the 60 day filing date for Standard Review (for a total of twelve months) or, in the case of Priority Review, six months from the

60 day-filing date (for a total of eight months). The review process may be often significantly extended by FDA requests for additional information or clarification. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective, which includes determining whether it is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer the application to an advisory committee for evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

The FDA has four expedited program designations for serious conditions - Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review - to facilitate and expedite development and review of new drugs to address unmet medical needs or provide substantial improvements in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA during the product’s development and for a rolling review of the BLA. A rolling review allows for completed portions of the application to be submitted and reviewed by the FDA prior to submission of the complete application. The Breakthrough Therapy designation provides sponsors with all of the features of Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the sponsor to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation signifies that the FDA review clock for the BLA is six months, compared to ten months following the accepted-for-filing date under standard review.

After the FDA evaluates the BLA and conducts pre-approval inspections of manufacturing facilities where the candidate product and/or its active pharmaceutical ingredient will be produced, of clinical sites and of the sponsor, if deemed necessary, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may impose conditions for approval including but not limited to, changes to proposed labeling, changes to manufacturing controls and specifications, or a commitment or requirement to conduct one or more post-marketing studies or additional clinical trials. Such post-marketing commitments or requirements may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

We own or hold exclusive licenses to a number of issued U.S. patents and pending U.S. patent applications, as well as issued non-U.S. patents and pending Patent Cooperation Treaty applications and non-U.S. counterparts. As of December 31, 2019, our patent portfolio included the following patents or patent applications that we own or have exclusively licensed from other parties:

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

•	Approximately 23 patent families related to other potential targets of intervention and diseases, including Aβ, tau, TDP-43, AL or AA (e.g., NEOD001), and MCAM (e.g., PRX003).

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

The patents referenced above have expiration dates ranging from 2024 through 2040 (excluding any available patent term extensions).

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

Tau and Aβ- Catalent is our third-party manufacturer of clinical supplies of our drug candidate Tau. We are dependent on Catalent to manufacture these clinical supplies for our upcoming Phase 1 and any subsequent clinical trials for tau and Aβ.

Research and Development

Our research and development expenses totaled $50.8 million, $101.2 million and $134.5 million in 2019, 2018 and 2017, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2019, we had 51 employees, of whom 32 were engaged in research and development activities and the remainder were working in general and administrative areas. The vast majority of these employees are in the U.S.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $77.7 million, $155.6 million and $153.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
support completion of the Phase 2 PASADENA clinical trial for prasinezumab (PRX002/RG7935) being conducted by Roche, conduct our Phase 1 clinical trial for PRX004 and possibly initiate additional clinical trials for these and other programs;

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
As of December 31, 2019, we had cash and cash equivalents of $375.7 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•	the timing of progress, results and costs of our clinical trials, including the Phase 2 clinical trial for prasinezumab and our Phase 1 clinical trial for PRX004;

•	the timing, initiation, progress, results and costs of these and our other research, development and possible commercialization activities;

•	the results of our research, nonclinical and clinical studies;

•	the costs of manufacturing our drug candidates for clinical development as well as for future commercialization needs;

•	if and when appropriate, the costs of preparing for commercialization of our drug candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our ability to establish research, development, commercialization and/or strategic collaborations, licensing or other arrangements;

•
the timing, receipt and amount of any capital investments, cost-sharing contributions or reimbursements, milestone payments or royalties that we might receive under current or potential future collaborations;

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

The United Kingdom’s withdrawal from the European Union could have a negative effect on global economic conditions and financial markets, European Union regulatory procedures and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Although the Phase 2 clinical trial for prasinezumab is in the process of being completed and we have an ongoing Phase 1 clinical trial for PRX004, there is no assurance that the results of these trials will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials and we have not identified drug candidates for many of our research programs.
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
Research, development, commercialization and/or strategic collaborations, including those that we have with Roche and Celgene (now part of Bristol-Myers Squibb ("BMS")), are subject to numerous risks, which include the following:

•
collaborators may have significant control or discretion in determining the efforts and resources that they will apply to a collaboration, and might not commit sufficient efforts and resources or might misapply those efforts and resources;

•
we may have limited influence or control over the approaches to research, development and/or commercialization of products candidates in the territories in which our collaboration partners lead research, development and/or commercialization;

•
collaborators might not pursue research, development and/or commercialization of collaboration product candidates or might elect not to continue or renew research, development and/or commercialization programs based on nonclinical and/or clinical trial results, changes in their strategic focus due to the acquisition of competing products, availability of funding or other factors, such as a business combination that diverts resources or creates competing priorities;

•
collaborators might delay, provide insufficient resources to, or modify or stop research or clinical development for collaboration product candidates or require a new formulation of a product candidate for clinical testing;

•
collaborators could develop or acquire products outside of the collaboration that compete directly or indirectly with our product candidates or require a new formulation of a product candidate for nonclinical and/or clinical testing;

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

•
collaboration activities might result in the collaborator having intellectual property covering our activities or product candidates, which could limit our rights or ability to research, develop and/or commercialize our product candidates;

•	collaborators might not be in compliance with laws applicable to their activities under the collaboration, which could impact the collaboration or us;

•	disputes might arise between us and a collaborator that could cause a delay or termination of the collaboration or result in costly litigation that diverts management attention and resources; and

•	collaborations might be terminated, which could result in a need for additional capital to pursue further research, development and/or commercialization of our product candidates.
In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Celgene made a $100 million upfront payment to us and made a $50 million equity investment in us upon entering into the Collaboration Agreement, we might need additional funding to advance product candidates prior to when BMS decides whether to exercise its license rights to those product candidates. We also note that, on November 20, 2019, BMS acquired Celgene. BMS might take a different approach to our collaboration or determine not to continue that collaboration.
If a collaborator terminates a collaboration or a program under a collaboration, including by failing to exercise a license or other option under the collaboration, whether because we fail to meet a milestone or otherwise, any potential revenue from the collaboration would be significantly reduced or eliminated. In addition, we will likely need to either secure other funding to advance research, development and/or commercialization of the relevant product candidate or abandon that program, the development of the relevant product candidate could be significantly delayed, and our cash expenditures could increase significantly if we are to continue research, development and/or commercialization of the relevant product candidates.
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
Our current drug candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The U.S. Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biologic products.
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
If we do not establish additional strategic collaborations, we may have to alter our research, development and/or commercialization plans.
Research, development and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. Our strategy includes potentially collaborating with additional leading pharmaceutical and biotechnology companies to assist us in furthering research, development and/or potential commercialization of some of our drug candidates, in some or all geographies. It may be difficult to enter into one or more of such collaborations in the future. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all, in which case we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.
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
Roche, with whom we are collaborating on development of prasinezumab, manufactured clinical supplies for the Phase 2 clinical trial for prasinezumab and is expected to do so for any subsequent clinical trials of prasinezumab. We are dependent on Roche to continue to manufacture these clinical supplies.
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
Our success depends in part on our ability to obtain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. Additionally, our ability to obtain patent protection for our drug candidates also depends on our collaborators, partners, contractors, and employees involved in the generation of intellectual property to carry out their contractual duties, including those to assign relevant intellectual property rights developed on our behalf to us.
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
The 2011 patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In 2011, the U.S. Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO subsequently developed new regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act continue to be the subject of litigation and USPTO rule changes. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2019, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 8,227,236.
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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable year- ended December 31, 2019, or any prior year. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for any future taxable year.
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
As an Irish incorporated company, we are governed by the Irish Companies Act 2014 (the “Companies Act”), which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our ordinary shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
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
Although we do not currently anticipate paying cash dividends, if we were to do so in the future, a dividend withholding tax (currently at a rate of 25%) may arise. A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and shareholders resident in other countries that have entered into a double taxation treaty with Ireland may be entitled to exemptions from dividend withholding tax subject to the completion of certain dividend withholding tax declaration forms.
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

In Dublin, Ireland, we occupy approximately 133 square feet of office under a lease which expires on November 30, 2020.

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

On July 16, 2018, a purported class action lawsuit entitled Granite Point Capital v. Prothena Corporation plc, et al., Civil Action No. 18-cv-06425, was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The plaintiff sought compensatory damages, costs and expenses in an unspecified amount on behalf of a putative class of persons who purchased the Company’s ordinary shares between October 15, 2015, and April 20, 2018, inclusive. The complaint alleged that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the U.S. Securities and Exchange Commission during the putative class period, regarding the clinical trial results and prospects for approval of the Company’s NEOD001 drug development program. On October 31, 2018, the Court issued an order naming Granite Point Capital and Simon James, an individual, as the lead plaintiffs in the purported class action, which was then entitled In re Prothena Corporation plc Securities Litigation. On August 26, 2019, the parties entered into a Stipulation and Agreement of Settlement and the lead plaintiffs filed an Unopposed Motion for Preliminary Approval of Proposed Class Action Settlement for an aggregate settlement amount of $15.75 million, to be paid by the Company’s directors and officers insurance carriers. On December 4, 2019, the Court approved that settlement and entered judgment, resolving, as to all settlement class members, all of the claims that were or could have been brought in the lawsuit. There were no objections to the settlement and no purported class members opted out of the settlement. The Company did not admit to any claims and continues to believe that the claims in the lawsuit were without merit.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Ordinary Shares
Our ordinary shares commenced trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012 and currently trade on The Nasdaq Global Select Market.
Holders
There were approximately 1,147 shareholders of record of our ordinary shares as of February 21, 2020. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Performance Graph(1)
The following graph shows a comparison from December 31, 2014, through December 31, 2019, of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Prothena Corporation plc	$100	$328	$237	$181	$50	$76
Nasdaq Composite Index	$100	$106	$114	$146	$140	$189
Nasdaq Biotechnology Index	$100	$111	$87	$106	$96	$119
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
Irish Taxes Applicable to U.S. Holders
Withholding Tax on Dividends
While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish Dividend Withholding Tax (“DWT”) at the standard rate of income tax (currently 25%), unless an exemption applies.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Collaboration revenue	$814	$955	$27,519	$1,055	$1,607
Total revenue	814	955	27,519	1,055	1,607
Operating expenses:
Research and development	50,836	101,183	134,547	119,534	58,439
General and administrative	35,736	42,482	48,226	41,056	23,105
Restructuring and related impairment charges (credits)	(61)	16,145	—	—	—
Total operating expenses	86,511	159,810	182,773	160,590	81,544
Loss from operations	(85,697)	(158,855)	(155,254)	(159,535)	(79,937)
Other income (expense):
Interest income (expense), net	8,203	2,692	(142)	556	196
Other income (expense), net	196	48	(2,207)	15	(170)
Total other income (expense), net	8,399	2,740	(2,349)	571	26
Loss before income taxes	(77,298)	(156,115)	(157,603)	(158,964)	(79,911)
Provision for (benefit from) income taxes	379	(470)	(4,366)	1,144	701
Net loss	$(77,677)	$(155,645)	$(153,237)	$(160,108)	$(80,612)
Basic and diluted net loss per share	$(1.95)	$(3.93)	$(4.07)	$(4.66)	$(2.66)
Shares used to compute basic and diluted net loss per share	39,882	39,559	37,654	34,351	30,326

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents and restricted cash	$378,427	$431,715	$421,676	$390,979	$370,586
Total assets	419,268	498,796	496,329	459,976	385,236
Other non-current liabilities	128,633	160,872	51,769	53,498	2,351
Total liabilities	146,347	175,798	89,140	94,573	24,567
Shareholders’ equity	272,921	322,998	407,189	365,403	360,669

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K, including under Item 1- Business and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our focus on the discovery and development of novel therapies with the potential to fundamentally change the course of devastating diseases; our goal of advancing a pipeline of therapeutic candidates for a number of potential indications and novel targets; our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins; ; the treatment potential and proposed mechanisms of action of prasinezumab and PRX004; our efforts to advance our preclinical candidates including Tau, and Amyloid Beta, as well as our discovery programs including TDP-40, vaccines for Alzheimers, and other candidates; the potential to receive future milestones and royalties under the Roche collaboration; the potential to receive future exercise payments, milestones and royalties under the Celgene collaboration; our plans to collaborate or engage in other business development activities with other third parties; the expected terms of our patents; our expected research and development (“R&D”) and general and administrative (“G&A”) expenses in 2020; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; our current intention not to repatriate funds to Ireland; and our estimates of certain future contractual obligations. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Item 1A - Risk Factors of this Form 10-K.

•	our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop, manufacture and commercialize products;

•	our collaborations with third parties, including Roche and Bristol-Myers Squibb (which acquired Celgene);

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of our ordinary share price;

•	business disruptions; and

•	the other risks and uncertainties described in Item 1A - Risk Factors of this Form 10-K.
We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.
This discussion should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Form 10-K.

Overview

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company with expertise in protein misfolding, focused on the discovery and development of novel therapies with the potential to fundamentally change the course of devastating diseases.

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our partnered programs include prasinezumab (PRX002/RG7935), in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau, TDP-43 and an undisclosed target in collaboration with Bristol-Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), frontotemporal dementia (FTD) or other neurodegenerative diseases. Our proprietary programs include PRX004 for the potential treatment of ATTR amyloidosis, and programs that target Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease.

We were formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.

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
Results of Operations
Comparison of Years Ended December 31, 2019, 2018 and 2017
Revenue

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019/2018	2018/2017
	(Dollars in thousands)
Collaboration revenue	$814	$955	$27,519	(15)%	(97)%
Total revenue	$814	$955	$27,519	(15)%	(97)%
Total revenue was $0.8 million, $1.0 million, and $27.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche. For the year ended December 31, 2017, collaboration revenue recognized also included $26.6 million of a $30.0 million clinical milestone from Roche. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
Operating Expenses

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019/2018	2018/2017
	(Dollars in thousands)
Research and development	$50,836	$101,183	$134,547	(50)%	(25)%
General and administrative	35,736	42,482	48,226	(16)%	(12)%
Restructuring and related impairment charges (credits)	(61)	16,145	—	(100)%	nm
Total operating expenses	$86,511	$159,810	$182,773	(46)%	(13)%
_________________________
nm = not meaningful
Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses and restructuring and related impairment charges. Our operating expenses were $86.5 million, $159.8 million and $182.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
Research and Development Expenses
Our R&D expense decreased by $50.3 million, or 50%, for the year ended December 31, 2019, compared to the prior year. The decrease for year ended December 31, 2019, was primarily due to lower clinical costs (primarily associated with the discontinuation of the NEOD001 program partially offset by higher costs for the PRX004 program), lower personnel costs (including share-based compensation expense), lower consulting costs and lower manufacturing costs (primarily associated with the discontinuation of the NEOD001 program and to a lesser extent to declines from the PRX004 program, offset in part by increase in costs for the tau program).
For the year ended December 31, 2018, our R&D expenses decreased by $33.4 million, or 25%, compared to the prior year. The decrease for the year ended December 31, 2018, was primarily due to lower manufacturing and clinical costs associated primarily with NEOD001 and PRX003 programs, lower personnel costs (including share-based compensation expense) and lower consulting expenses, offset in part by higher expense associated with prasinezumab.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, prasinezumab, PRX003 and PRX004) and other R&D expenses for the years ended December 31, 2019, 2018 and 2017, and the cumulative amounts to date (in thousands):

	Year Ended December 31,			Cumulative to Date
	2019	2018	2017
NEOD001 (1)	$1,632	$56,436	$101,492	$310,276
Prasinezumab (PRX002/RG7935)(2)	13,872	14,782	6,412	79,402
PRX003 (3)	157	336	9,234	59,167
PRX004 (4)	16,928	16,515	13,218	63,608
Other R&D (5)	18,247	13,114	4,191
	$50,836	$101,183	$134,547

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

(2)
Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the years ended December 31, 2019, and 2018, respectively, $0.8 million and $1.0 million of reimbursements from Roche for development services were recorded as part of collaboration revenue as a result of the adoption of new revenue standard. For the year ended December 31, 2017, $5.1 million was recorded as an offset to R&D expenses including $3.4 million (for a portion of the $30.0 million milestone payment received from Roche in the year ended December 31, 2017).

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
We expect our R&D expenses to increase in 2020 over the prior year, primarily due to investments in our neuroscience programs.
General and Administrative Expenses
Our G&A expenses decreased by $6.7 million, or 16%, for the year ended December 31, 2019, compared to the prior year. The decrease for the year ended December 31, 2019, compared to the prior year, was primarily due to lower personnel costs (including share-based compensation expense), receipt of sublease rental income from Sub-Sublease of Current SSF Facility, lower legal and accounting fees, and lower depreciation and other expenses, which was offset in part by higher lease costs recorded as operating expenses due to the adoption of ASC 842.
For the year ended December 31, 2018, our G&A expenses decreased by $5.7 million, or 12%, compared to the prior year. The decrease for the year ended December 31, 2018, was primarily due to lower consulting expenses, lower personnel costs and lower marketing research services as a result of the discontinuation of NEOD001 program, offset in part by a gain recognized from the assignment of an operating lease in 2017 with no corresponding amount in 2018 and higher legal and accounting fees.

We expect our G&A expenses to increase in 2020 compared to the prior year, primarily related to increases in our director and officer insurance premiums.
Restructuring and Impairment Related Charges

In May 2018, we commenced a reorganization plan to reduce our operating costs and better align our workforce with the needs of our business following our decision in April 2018 to discontinue further development of NEOD001. For the year ended December 31, 2019, we recorded a restructuring credit of approximately $61,000 primarily due to an adjustment in previously recorded employee termination benefits.

We have completed all of our restructuring activities and do not expect to incur additional costs associated with the restructuring. The cumulative amount incurred to date is $16.1 million as of December 31, 2019. See Note 11, “Restructuring” to the Consolidated Financial Statements for more information.

Restructuring charges incurred under this plan primarily consisted of employee termination benefit and contract termination costs (including costs associated with the termination of our Commercial Supply Contract with Rentschler Biopharma SE). Employee termination benefits include severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. All of the cash payments were paid out by the end of the first quarter of 2019.
Impairment charges in 2018 were related to the write off of approximately $0.5 million of long-lived assets surrendered to the landlord as part of the full and final settlement of our office lease in Dún Laoghaire, Ireland. We entered into a surrender agreement for our office space in Dún Laoghaire, Ireland in October 2018.
Other Income (Expense)

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019/2018	2018/2017
	(Dollars in thousands)
Interest income	$8,203	$6,389	$3,546	28%	80%
Interest expense	—	(3,697)	(3,688)	(100)%	—%
Interest income (expense), net	8,203	2,692	(142)	205%	(1,996)%
Other income (expense), net	196	48	(2,207)	308%	(102)%
Total Other Income (Expense), net	$8,399	$2,740	$(2,349)	207%	(217)%
Interest income (expense), net increased by $5.5 million, or 205%, for the year ended December 31, 2019, compared to the prior year, primarily due to higher interest income in our cash and money market accounts associated with higher interest rates and no recorded interest expense associated with the build-to-suit accounting upon the adoption of ASC 842 in 2019. Other income (expense), net for the year ended December 31, 2019, was primarily foreign exchange gains from transactions with vendors denominated in Euros.
Interest income (expense), net increased by $2.8 million, or 1,996%, for the year ended December 31, 2018, compared to the prior year, primarily due to $2.8 million higher interest income associated with higher interest rates and higher balances in our cash and money market accounts. Other income, net for the year ended December 31, 2018, was primarily foreign exchange gains from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019/2018	2018/2017
	(Dollars in thousands)
Provision for (benefit from) income taxes	$379	$(470)	$(4,366)	(181)%	(89)%
The provision for (benefit from) income taxes were $0.4 million, $(0.5) million and $(4.4) million for the years ended December 31, 2019, 2018 and 2017, respectively. The provision for income taxes increased by $0.8 million for the year ended December 31, 2019. The change in provision for (benefit from) income taxes for the year ended December 31, 2019 as compared to the same period in the prior year was primarily due to an increase in stock option cancellations for which we wrote off the associated deferred tax assets and an increase in the amount disallowed as tax deduction related to compensation of certain executives during the year.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA was effective in the first quarter of 2018 and, among other things, lowered our U.S. federal income tax rate from 34% to 21%. We recorded a tax benefit of $0.4 million during the year ended December 31, 2017 related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate.

Liquidity and Capital Resources
Overview

	December 31,
	2019	2018
Working capital	$360,661	$416,464
Cash and cash equivalents	375,723	427,659
Total assets	419,268	498,796
Total liabilities	146,347	175,798
Total shareholders’ equity	272,921	322,998
Working capital was $360.7 million as of December 31, 2019, a decrease of $55.8 million from working capital of $416.5 million as of December 31, 2018. This decrease in working capital during the year ended December 31, 2019, was primarily due to cash use of $86.5 million for operating expenses (adjusted to exclude non-cash charges).
As of December 31, 2019, we had $375.7 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of December 31, 2019, $123.3 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Year Ended December 31, 2019, 2018 and 2017
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(52,969)	$(28,276)	$(131,183)
Net cash used in investing activities	(547)	(1,729)	(3,521)
Net cash provided by financing activities	228	40,044	165,401
Net increase (decrease) in cash, cash equivalents and restricted cash	$(53,288)	$10,039	$30,697
Cash Used in Operating Activities
Net cash used in operating activities was $53.0 million for the year ended December 31, 2019, primarily due to use of $86.5 million for operating expense (adjusted to exclude non-cash charges).
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
Cash Used in Investing Activities
Net cash used in investing activities was $0.5 million, $1.7 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.2 million for the year ended December 31, 2019, which were proceeds from issuances of ordinary shares upon exercises of stock options.
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
Off-Balance Sheet Arrangements
At December 31, 2019, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of December 31, 2019, consisted of minimum cash payments under operating leases of $25.1 million, purchase obligations of $2.8 million (of which $0.3 million is included in accrued current liabilities), and contractual obligations under license agreements of $1.0 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $25.0 million remains outstanding as of December 31, 2019.
In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The initial lease term expired in November 2019. We renewed the Dublin Lease in August 2019 for one year and expires on November 30, 2020. As of December 31, 2019, we are obligated to make lease payments over the remaining term of the lease of approximately €22,000, or $25,000 as converted using an exchange rate as of December 31, 2019.
The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases (1)	$25,054	$6,004	$6,165	$6,350	$6,535	$—	$—
Purchase obligations	2,795	2,795	—	—	—	—	—
Contractual obligations under license agreements (2)	970	180	95	80	80	70	465
Total	$28,819	$8,979	$6,260	$6,430	$6,615	$70	$465

(1) See Note 6, “Commitments and Contingencies” to our consolidated financial statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $196,000 and $49,000 during the years ended December 31, 2019, and 2018, respectively compared to a loss of approximately $2.2 million during the year ended December 31, 2017. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Prothena Corporation plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 2012
San Francisco, California
March 3, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Prothena Corporation plc:
Opinion on Internal Control Over Financial Reporting
We have audited Prothena Corporation plc and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 3, 2020

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$375,723	$427,659
Prepaid expenses and other current assets	2,652	3,731
Total current assets	378,375	431,390
Non-current assets:
Property and equipment, net	3,874	52,835
Operating lease right-of-use assets	23,274	—
Deferred tax assets	9,956	9,702
Restricted cash, non-current	2,704	4,056
Other non-current assets	1,085	813
Total non-current assets	40,893	67,406
Total assets	$419,268	$498,796
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,242	$1,470
Accrued research and development	5,826	5,370
Income taxes payable, current	5	54
Lease liability, current	5,101	—
Build-to-suit lease obligation, current	—	1,645
Restructuring liability	—	461
Other current liabilities	5,540	5,926
Total current liabilities	17,714	14,926
Non-current liabilities:
Deferred revenue	110,242	110,242
Deferred rent	—	176
Lease liability, non-current	17,838	—
Build-to-suit lease obligation, non-current	—	49,901
Other liabilities	553	553
Total non-current liabilities	128,633	160,872
Total liabilities	146,347	175,798
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2019, and 2018
Issued and outstanding shares — none at December 31, 2019 and 2018
Ordinary shares, $0.01 par value:	399	399
Authorized shares — 100,000,000 at December 31, 2019, and 2018
Issued and outstanding shares — 39,898,561 and 39,863,711 at December 31, 2019, and 2018, respectively
Additional paid-in capital	944,407	920,594
Accumulated deficit	(671,885)	(597,995)
Total shareholders’ equity	272,921	322,998
Total liabilities and shareholders’ equity	$419,268	$498,796

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Collaboration revenue	$814	955	27,519
Total revenue	814	955	27,519
Operating expenses:
Research and development	50,836	101,183	134,547
General and administrative	35,736	42,482	48,226
Restructuring and related impairment charges (credits)	(61)	16,145	—
Total operating expenses	86,511	159,810	182,773
Loss from operations	(85,697)	(158,855)	(155,254)
Other income (expense):
Interest income (expense), net	8,203	2,692	(142)
Other income (expense), net	196	48	(2,207)
Other income (expense), net	8,399	2,740	(2,349)
Loss before income taxes	(77,298)	(156,115)	(157,603)
Provision for (benefit from) income taxes	379	(470)	(4,366)
Net loss	$(77,677)	$(155,645)	$(153,237)
Basic and diluted net loss per share	$(1.95)	$(3.93)	$(4.07)
Shares used to compute basic and diluted net loss per share	39,882	39,559	37,654

See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(77,677)	$(155,645)	$(153,237)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,564	3,216	3,067
Share-based compensation	23,585	26,062	26,764
Restructuring share-based compensation	—	948	—
Deferred income taxes	(1,248)	(1,589)	(2,200)
Interest expense under build-to-suit lease obligation	—	3,696	3,688
Amortization of right-of-use assets	5,256	—	—
Gain from early lease retirement	—	—	(2,096)
Loss (gain) from disposal of fixed assets	—	584	(5)
Changes in operating assets and liabilities:
Prepaid and other assets	807	9,377	(7,311)
Deferred revenue	—	110,242	—
Accounts payable, accruals and other liabilities	(78)	(25,628)	147
Restructuring liability	(461)	461	—
Operating lease liabilities	(4,717)	—	—
Net cash used in operating activities	(52,969)	(28,276)	(131,183)
Investing activities
Purchases of property and equipment	(555)	(1,768)	(3,626)
Proceeds from disposal of fixed assets	8	39	105
Net cash used in investing activities	(547)	(1,729)	(3,521)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	—	150,323
Proceeds from subscription of ordinary shares	—	39,758	—
Proceeds from issuance of ordinary shares upon exercise of stock options	228	4,686	17,838
Reduction of build-to-suit lease obligation	—	(4,400)	(2,760)
Net cash provided by financing activities	228	40,044	165,401
Net increase (decrease) in cash, cash equivalents and restricted cash	(53,288)	10,039	30,697
Cash, cash equivalents and restricted cash, beginning of the year	431,715	421,676	390,979
Cash, cash equivalents and restricted cash, end of the period	$378,427	$431,715	$421,676

Supplemental disclosures of cash flow information
Cash paid (refunds received) for income taxes, net	$1,580	$(995)	$294

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$5	$90	$175
Right-of-use assets recorded upon adoption of ASC 842	$28,530	$—	$—
Reduction of build-to-suit lease obligation upon adoption of ASC 842	$(51,546)	$—	$—
Reduction of amounts capitalized under build-to-suit lease upon adoption of ASC 842	$(46,760)	$—	$—
Reduction of capitalized interest under build-to-suit lease upon adoption of ASC 842	$(1,099)	$—	$—

See accompanying Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$375,723	$427,659	$417,620
Restricted cash, non-current	2,704	4,056	4,056
Total cash, cash equivalents and restricted cash, end of the period	$378,427	$431,715	421,676

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2016	34,752,116	348	654,266	(289,211)	365,403
Issuance of ordinary shares in public offering, net of issuance costs of $4.9 million	2,700,000	27	150,296	—	150,323
Share-based compensation	—	—	26,764	—	26,764
Issuance of ordinary shares upon exercise of stock options	1,030,648	10	17,828	—	17,838
Cumulative adjustment to accumulated deficit upon adoption of ASU 2016-09	—	—	—	98	98
Net loss	—	—	—	(153,237)	(153,237)
Balances at December 31, 2017	38,482,764	385	849,154	(442,350)	407,189
Issuance of ordinary shares under share subscription agreement with Celgene	1,174,536	12	39,746	—	39,758
Share-based compensation	—	—	26,062	—	26,062
Restructuring share-based compensation	—	—	948	—	948
Issuance of ordinary shares upon exercise of stock options	206,411	2	4,684	—	4,686
Net loss	—	—	—	(155,645)	(155,645)
Balances at December 31, 2018	39,863,711	$399	$920,594	$(597,995)	$322,998
Cumulative adjustment to accumulated deficit upon adoption of ASC-842	—	—	—	3,787	3,787
Share-based compensation	—	—	23,585	—	23,585
Issuance of ordinary shares upon exercise of stock options	34,850	—	228	—	228
Net loss	—	—	—	(77,677)	(77,677)
Balances at December 31, 2019	39,898,561	399	944,407	(671,885)	272,921

See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company with expertise in protein misfolding, focused on the discovery and development of novel therapies with the potential to fundamentally change the course of devastating diseases.

Fueled by our deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our partnered programs include prasinezumab (PRX002/RG7935), in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau, TDP-43 and an undisclosed target in collaboration with Bristol-Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), frontotemporal dementia (FTD) or other neurodegenerative diseases. Our proprietary programs include PRX004 for the potential treatment of ATTR amyloidosis, and programs that target Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease.

The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2019, the Company had an accumulated deficit of $671.9 million and cash and cash equivalents of $375.7 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at December 31, 2019 are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Celgene, and to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, share-based compensation, research and development expenses and leases. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments held at financial institutions, such as commercial paper, money market funds, and other money market securities with original maturities of three months or less at date of purchase to be cash equivalents.
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2019, the Company had $2.7 million of restricted cash held by a bank in a certificate of deposit as collateral to a standby letter of credit under an operating lease. This amount is classified as a non-current asset in the Company's Consolidated Balance Sheet. See Note 6, "Commitments and Contingencies" for additional information regarding our operating lease.
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
On October 30, 2018, the Company entered into a surrender agreement for its office space in Dún Laoghaire, Ireland.  The Company paid €270,000, or $309,000 as converted using an exchange rate as of November 28, 2018, as full and final settlement of outstanding contractual obligations of $1.6 million in exchange for surrender and assignment to the landlord including surrender of approximately $0.5 million of long-lived assets, which was recorded as an asset impairment in the year ended December 31, 2018. There were no impairment charges recorded during the years ended December 31, 2019, and 2017.
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

Operating Leases
Operating leases are included in the operating lease right-of-use assets, lease liability, current and lease liability, non-current in the Company's Consolidated Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The operating lease right-of-use assets also include any lease prepayments made and exclude lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee in which they are deemed to be owned by the lessor is viewed as lease prepayments by the Company and included in the operating lease right-of-use assets. Lease expense is recognized on a straight-line basis over the expected lease term. For lease agreements entered after the adoption of ASC 842 that include lease and non-lease components, such components are generally accounted separately.

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

Royalty Revenue

The Company will recognize revenue from royalties based on licensees' sales of the Company's products or products using the Company's technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and that a significant revenue reversal will not occur in future periods. There were no royalties earned during the years ended December 31, 2019, 2018 and 2017.

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

Incremental Costs to Obtain or Fulfill a Contract

For costs to obtain a contract, the Company will capitalize such amounts if they are incremental and expected to be recovered. Sales commissions directly related to obtaining new contracts will be capitalized unless the amortization period is one year or less, at which these costs will be recorded within selling and general administrative expenses. As of December 31, 2019, the Company does not have such costs capitalized in its Consolidated Balance Sheet.

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
Share-based Compensation
To determine the fair value of share-based payment awards, the Company uses the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. Judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk-free interest rate, expected term, expected volatility and expected dividend yield. Share-based awards, including stock options, are measured at fair value as of the grant date and share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated based on historical experience. If actual forfeitures differ from estimates at the time of grant they will be revised in subsequent periods. The Company uses its historical volatility for the Company's stock to estimate expected volatility. Through December 31, 2017, the expected volatility was based on a combination of historical volatility for the Company's stock and the historical volatilities of several of the Company's publicly traded comparable companies. If factors change and different assumptions are employed in determining the fair value of share-based awards, the share-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period (see Note 9, "Share-Based Compensation" for further information).
The Company records any excess tax benefits or tax shortfalls from its equity awards in its Consolidated Statements of Operations in the reporting periods in which stock options are exercised.
Income Taxes
The Company files its own U.S. and foreign income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes. Deferred tax assets (“DTAs”) and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates projected to be in effect for the year in which the differences are expected to reverse. Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, recent cumulative earnings/losses by taxing jurisdiction, projected future taxable income, tax planning strategies and recent financial operations. Actual operating results in future years could differ from our current assumptions, judgments and estimates.
Our significant tax jurisdictions are Ireland and the United States. Estimates are required in determining the Company’s provision for income taxes. Some of these estimates are based on management’s interpretations of jurisdiction-specific tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on the future effective income tax rate of the business. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past and future levels of R&D spending, the impact of accounting for share-based compensation, and changes in overall levels of income before taxes.

The Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The tax benefit from an uncertain tax position is recognized only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are accounted for in income tax expense.
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
The receivable from Roche recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet are amounts due from a Roche entity located in Switzerland under the License Agreement that became effective January 22, 2014. Revenue recorded in the Consolidated Statements of Operations consists of reimbursement from Roche for research and development services. The Company's credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
As of December 31, 2019, $3.9 million of the Company’s property and equipment, net were held in the U.S. and none were in Ireland. As of December 31, 2018, $52.8 million of the Company's property and equipment, net were held in the U.S. and none were in Ireland. The December 31, 2018, balance included building recorded under build to suit accounting that was derecognized upon the adoption of ASC 842 in 2019.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02 Topic 842, Leases ("ASC 842"), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Codification Improvements. Under the new standard, a lessee will recognize liabilities on the balance sheet, initially measured at the present value of the lease payments, and right-of-use (ROU) assets representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less at the commencement date, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard also eliminates the previous build-to-suit lease accounting guidance, which results in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance requires both types of leases to be recognized on the balance sheet. The Company adopted the new standard on January 1, 2019, using the modified retrospective transition method wherein the effective date is its date of initial application. Consequently, prior period amounts are not adjusted and continue to be reported in accordance with the

Company’s historical accounting under ASC 840. The new standard provides a number of optional practical expedients in transition. The Company elected the "package of practical expedients", which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct cost. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. For the Company's build-to-suit lease, Prothena has historically excluded executory costs, when part of the fixed payments in a lease contract, as part of the minimum rental payment disclosed in its financial statements footnote for the Current SSF Facility lease under ASC 840. Executory cost of a lease includes costs of taxes, insurance and maintenance (including common area maintenance). With the selection of practical expedient, the Company believes it is appropriate to continue applying the same accounting policy with its transition to ASC 842 (i.e. exclude the executory cost in determining the minimum rental payment).
As of January 1, 2019, the Company recorded $3.8 million change to the opening balance of the accumulated deficit for the cumulative effect of applying ASC 842, which included a reduction of $1.0 million in deferred tax assets. See Note 6, “Commitments and Contingencies,” which provides additional details on the Company's current lease arrangements. The impact of the adoption of ASC 842 on the accompanying Consolidated Balance Sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to the Adoption of Topic 842	January 1, 2019
Property and equipment, net	$52,835	$(47,859)	$4,976
Operating lease right-of-use assets	$—	$28,530	$28,530
Deferred tax assets	$9,702	$(994)	$8,708
Lease liability, current	$—	$4,717	$4,717
Other current liabilities (1)	$5,926	$(44)	$5,882
Build-to-suit lease obligation, current	$1,645	$(1,645)	$—
Lease liability, non-current	$—	$22,939	$22,939
Build-to-suit lease obligation, non-current	$49,901	$(49,901)	$—
Deferred rent, non-current	$176	$(176)	$—
Accumulated deficit	$(597,995)	$3,787	$(594,208)
__________________
(1) Amount as of December 31, 2018, included deferred rent, current.

The adjustments due to the adoption of ASC 842 relate to (1) the change in classification of build-to-suit lease under ASC 840 for the Company's current facility in South San Francisco, California to an operating lease under ASC 842 and as a result the Company derecognized its build-to-suit asset of $47.9 million under property and equipment, net as of December 31, 2018 and related liability of $51.5 million, and (2) recognized an operating lease right-of-use asset of $28.5 million and operating lease liability of $27.7 million on the Consolidated Balance Sheet for the Company's operating lease. The right-of-use asset includes tenant improvements added by the Company wherein the lessor was deemed the accounting owner, net of tenant improvement allowance paid by the lessor. The Company has no debt and has not had an established incremental borrowing rate. For the purpose of estimating the incremental borrowing rate in the adoption of ASC 842, the Company inquired with banks that had business relationship with the Company to determine the Company's collateralized incremental borrowing rate. The discount rate used to determine the lease liability was 4.25%. There is no change in the accounting of the Sub-Sublease of the Current SSF Facility upon adoption of ASC 842. Further, the Company's operating lease at Dublin is not included in the lease liability and right-of-use asset recorded due to its nominal amount.
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

Early adoption is permitted as long as entities have already adopted the guidance in ASC 606. The Company does not expect the adoption of ASU 2018-18 to have an impact on its consolidated financial statements. The Company will continue to evaluate the impact of ASU 2018-18 on its consolidated financial statements in connection with Roche License Agreement and Celgene Collaboration Agreement.
On December 18, 2019 the FASB issued Accounting Standards Update 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes as part of the Board’s overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes , and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. While not required to be adopted until 2021 for most calendar year public business entities (and 2022 for other entities), early adoption is permitted for any financial statements. The Company does not expect the adoption of ASU 2019-12 to have a significant impact on its consolidated financial statements. The Company will continue to evaluate the impact of ASU 2019-12 on its consolidated financial statements.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $338.2 million and $306.2 million in money market funds included in cash and cash equivalents at December 31, 2019, and 2018, respectively.

4.	Composition of Certain Balance Sheet Items
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$68	$2
Prepaid expenses and other	2,584	3,729
Prepaid expenses and other current assets	$2,652	$3,731

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Machinery and equipment	$9,312	$9,693
Leasehold improvements	1,261	98
Purchased computer software	1,308	1,303
Build-to-suit property (1)	—	52,245
	11,881	63,339
Less: accumulated depreciation and amortization	(8,007)	(10,504)
Property and equipment, net	$3,874	$52,835
______________________
(1) The Company derecognized its build-to-suit asset for its current facility in South San Francisco, California on January 1, 2019 upon adoption of ASC 842 due to a change in classification of its build-to-suit lease under ASC 840 to an operating lease under ASC 842.
Depreciation expense was $1.6 million, $3.2 million, and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Payroll and related expenses	$4,818	$4,507
Professional services	400	1,097
Deferred rent	—	44
Other	322	278
Other current liabilities	$5,540	$5,926

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2019, 2018 and 2017, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(77,677)	$(155,645)	$(153,237)
Denominator:
Weighted-average ordinary shares outstanding	39,882	39,559	37,654
Net loss per share:
Basic and diluted net loss per share	$(1.95)	$(3.93)	$(4.07)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options to purchase ordinary shares	7,008	6,727	4,407

6.	Commitments and Contingencies
Lease Commitments

The Company adopted ASC 842 effective January 1, 2019. Prior period amounts have not been adjusted and continued to be reported in accordance with the Company’s historical accounting under ASC 840. For lease arrangements entered prior to the adoption of ASC 842, right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee in which they are deemed to be owned by the lessor is viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $6.4 million for the year ended December 31, 2019. Total cash paid against the operating lease liability was $5.8 million for the year ended December 31, 2019. See Note 2, “Summary of Significant Accounting Policies,” which provides additional details on the Company's adoption of ASC 842.
Prior to the adoption of ASC 842, the Company recognized rent expense for its operating leases on a straight-line basis over the noncancelable lease term and recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contained escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applied them in the determination of straight-line rent expense over the lease term. The Company recorded the tenant improvement allowance for operating leases as deferred rent and associated expenditures as leasehold improvements that were being amortized over the shorter of their estimated useful life or the term of the lease. Rent expense was $0.7 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2019, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below, a nominal operating lease for medical monitoring equipment and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 4.0 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. Prior to the adoption of ASC 842 on January 1, 2019, this Lease was considered a build-to-suit lease.

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The scope of the tenant improvements did not qualify as “normal tenant improvements” under ASC 840. Accordingly, for accounting purposes, the Company was the deemed owner of the building during the construction period under ASC 840 and the Company capitalized $36.5 million within property and equipment, net, including $1.2 million for capitalized interest and recognized a corresponding build-to-suit obligation in other non-current liabilities in the Consolidated Balance Sheets as of December 31, 2018. The Company has also recognized structural and non-structural tenant improvements totaling $15.8 million as of December 31, 2018 as an addition to the build-to-suit lease property for amounts incurred by the Company during the construction period, of which $14.2 million were reimbursed by the landlord during the year ended December 31, 2016 through the tenant improvement allowance. Under ASC 840, the Company increased its financing obligation for the additional building costs reimbursements received from the landlord during the construction period. For the years ended December 31, 2018 and 2017, the Company recorded rent expense associated with the ground lease of $0.5 million and $0.5 million, respectively, in the Consolidated Statements of Operations. Total interest expense, which represents the cost of financing obligation under the Lease agreement, was $3.7 million and $3.7 million for the years ended December 31, 2018 and December 31, 2017, respectively, which was recognized in its Consolidated Statements of Operations. No corresponding amounts were recorded for the year ended December 31, 2019 due to the adoption of ASC 842.

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

The Lease is considered to be an operating lease under ASC 842 as it does not meet the criteria of a capital lease under ASC 840 and the construction was completed before the adoption of ASC 842. The Company derecognized the build-to-suit property and build-to-suit lease obligations upon adoption of ASC 842 and as of December 31, 2019, the operating lease right-of-use asset and lease liability was $23.3 million and $22.9 million, respectively. The discount rate used to determine the lease liability was 4.25%.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received during the year ended December 31, 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of December 31, 2019, none of the standby letter of credit amount of $2.7 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) for Sub-Subtenant to sub-sublease from the Company approximately 46,641 square feet of office and laboratory space of the Company’s Current SSF Facility. Prior to the adoption of ASC 842 on January 1, 2019, this Sub-Sublease was considered an operating lease. There is no change in the accounting of the Sub-Sublease of the Current SSF Facility upon adoption of ASC 842. For the years ended December 31, 2019 and 2018, the Company recorded $2.9 million and $0.8 million, respectively, for sub-lease rental income as an offset to its operating expenses.

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

Dublin
In October 2018, the Company entered into a surrender agreement for its office lease in Dún Laoghaire, Ireland. The Company paid €270,000, or $309,000 as converted using an exchange rate as of November 28, 2018, as full and final settlement of outstanding contractual obligations of $1.6 million in exchange for surrender and assignment to the landlord including surrender of approximately $0.5 million of long-lived assets. The expenses related to this surrender agreement were accounted for as part of the restructuring and impairment charges recognized in the year ended December 31, 2018. No additional expenses were incurred in the year ended December 31, 2019.
The Company leases a 133 square feet of office space in Dublin, Ireland. The lease has a term of one year and expires on November 30, 2020. The Dublin Lease also has an automatic renewal clause, in which the agreement will be extended automatically for successive periods equal to the current term but no less than three months, unless the agreement is cancelled by the Company. This operating lease is not included in the lease liability and operating lease right-of-use asset recorded due to its nominal amount.
As of December 31, 2019, the Company is obligated to make lease payments over the remaining term of the lease of approximately €22,000, or $25,000 as converted using an exchange rate as of December 31, 2019.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of December 31, 2019 are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2020	6,004	2,843
2021	6,165	2,944
2022	6,350	3,047
2023	6,535	3,019
Total	25,054	$11,853
Less: Present value adjustment	(2,090)
Nominal lease payments	(25)
Lease liability	$22,939

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
Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2019, and 2018.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2019, the Company had non-cancelable purchase commitments to suppliers for $2.8 million of which $0.3 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.0 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Purchase Obligations (1)	$2,795	$2,795	$—	$—	$—	$—	$—
Contractual obligations under license agreements (2)	970	180	95	80	80	70	465
Total	$3,765	$2,975	$95	$80	$80	$70	$465
________________
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under the Company's License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

Legal Proceedings

On July 16, 2018, a purported class action lawsuit entitled Granite Point Capital v. Prothena Corporation plc, et al., Civil Action No. 18-cv-06425, was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The plaintiff sought compensatory damages, costs and expenses in an unspecified amount on behalf of a putative class of persons who purchased the Company’s ordinary shares between October 15, 2015, and April 20, 2018, inclusive. The complaint alleged that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the U.S. Securities and Exchange Commission during the putative class period, regarding the clinical trial results and prospects for approval of the Company’s NEOD001 drug development program. On October 31, 2018, the Court issued an order naming Granite Point Capital and Simon James, an individual, as the lead plaintiffs in the purported class action, which was then entitled In re Prothena Corporation plc Securities Litigation.

On August 26, 2019, the parties entered into a Stipulation and Agreement of Settlement and the lead plaintiffs filed an Unopposed Motion for Preliminary Approval of Proposed Class Action Settlement for an aggregate settlement amount of $15.75 million, to be paid by the Company’s directors and officers insurance carriers. On December 4, 2019, the Court approved that settlement and entered judgment, resolving, as to all settlement class members, all of the claims that were or could have been brought in the lawsuit. There were no objections to the settlement and no purported class members opted out of the settlement. The Company did not admit to any claims and continues to believe that the claims in the lawsuit were without merit.

The Company maintains insurance for claims of this nature. As of December 31, 2019, the aggregate settlement amount of $15.75 million, has been placed in escrow by the Company’s directors and officers insurance carriers and no additional liability is recorded in the Company's Balance Sheet as of December 31, 2019.

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

As of December 31, 2019 and 2018, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of December 31, 2019, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of December 31, 2019, there were no remaining Research Services performance obligations. Prior to the adoption of ASC 606, the Company recognized Research Services as collaboration revenue as earned.
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

Revenue and Expense Recognition

The Company recognized $0.8 million and $1.0 million as collaboration revenue from Roche for the years ended December 31, 2019 and 2018, respectively, for Additional Development Services as compared to $0.9 million of Research Services as collaboration revenue for the year ended December 31, 2017. The Company recorded $1.7 million of reimbursement for Additional Development Services from Roche for the year ended December 31, 2017 as offset to R&D expenses. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $11.4 million in R&D expenses for payments made to Roche during the year ended December 31, 2019, as compared to $13.0 million and $7.2 million for the years ended December 31, 2018 and 2017, respectively. The Company had accounts receivable from Roche of $2,000 and $2,000 which were recorded in prepaid expenses and other current assets at December 31, 2019 and 2018, respectively.
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
In June 2017, the Company achieved a $30.0 million clinical milestone under the License Agreement as a result of dosing of first patient in Phase 2 study for prasinezumab. The milestone was accounted for under ASC 605 and was allocated to the units of accounting based on the relative selling price method for income statement classification purposes. As such, the Company recognized $26.6 million of the $30.0 million milestone as collaboration revenue and $3.4 million as an offset to R&D expenses in 2017. The Company did not achieve any clinical and regulatory milestones under the License Agreement during the year ended December 31, 2019.
Collaboration Agreement with Bristol-Myers Squibb
Overview

On March 20, 2018, the Company, through its wholly owned subsidiary Prothena Biosciences Limited, entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Switzerland LLC (“Celgene”), a subsidiary of Celgene Corporation (which was acquired by Bristol-Myers Squibb ("BMS") in November 2019), pursuant to which Prothena granted to Celgene a right to elect in its sole discretion to exclusively license rights both in the U.S. (the “US Rights”) and on a global basis (the “Global Rights”), with respect to the Company’s programs to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target (the “Collaboration Targets”). For each such program, BMS may exercise its US Rights at the IND filing, and if it so exercises such US Rights would also have a right to expand the license to Global Rights. If BMS exercises its US Rights for a program, then following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) the date on which BMS elects to assume responsibility for completing such Phase 1 clinical trials (at its cost), BMS would have decision making authority over development activities and all regulatory, manufacturing and commercialization activities in the U.S.
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
BMS US and Global Rights and Licenses

On a program-by-program basis, beginning on the effective date of the Collaboration Agreement and ending on the date that the IND Option term expires for such program (which generally occurs sixty days after the date on which Prothena delivers to BMS the first complete data package for an IND that was filed for a lead candidate from the relevant program), BMS may elect in its sole discretion to exercise its US Rights to receive an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US License”). If BMS exercises its US Rights for a collaboration program, it is obligated to pay the Company an exercise fee of approximately $80.0 million per program. Thereafter, following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) BMS’s election to assume responsibility to complete such Phase 1 clinical trials (at its cost), BMS would have the sole right to develop, manufacture and commercialize antibody products targeting the relevant Collaboration Target for such program (the “Collaboration Products”) in the U.S.
On a program-by-program basis, following completion of a Phase 1 clinical trial for a collaboration program for which BMS has previously exercised its US Rights, BMS may elect in its sole discretion to exercise its Global Rights with respect to such collaboration program to receive a worldwide, exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target (the “Global License”). If BMS exercises its Global Rights, BMS would be obligated to pay the Company an additional exercise fee of $55.0 million for such collaboration program. The Global Rights would then replace the US Rights for that collaboration program, and BMS would have decision making authority over developing, obtaining and maintaining regulatory approval for, manufacturing and commercializing the Collaboration Products worldwide.
After BMS’s exercise of Global Rights for a collaboration program, the Company is eligible to receive up to $562.5 million in regulatory and commercial milestones per program. Following an exercise by BMS of either US Rights or Global Rights for such collaboration program, the Company will also be eligible to receive tiered royalties on net sales of Collaboration Products ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the Collaboration Agreement, the agreement for US Rights and the agreement for Global Rights.
BMS will continue to pay royalties on a Collaboration Product-by-Collaboration Product and country-by-country basis, until the latest of (i) expiration of certain patents covering the Collaboration Product, (ii) expiration of all regulatory exclusivity for the Collaboration Product, and (iii) an agreed period of time after the first commercial sale of the Collaboration Product in the applicable country (the “Royalty Term”).

Term and Termination

The research term under the Collaboration Agreement continues for a period of six years, which BMS may extend for up to two additional 12-month periods by paying an extension fee of $10.0 million per extension period. The term of the Collaboration Agreement continues until the last to occur of the following: (i) expiration of the research term; (ii) expiration of all US Rights terms; and (iii) expiration of all Global Rights terms.
The term of any US License or Global License would continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of all Royalty Terms under such agreement.
The Collaboration Agreement may be terminated (i) by either party on a program-by-program basis if the other party remains in material breach of the Collaboration Agreement following a cure period to remedy the material breach, (ii) by BMS at will on a program-by-program basis or in its entirety, (iii) by either party, in its entirety, upon insolvency of the other party, or (iv) by Prothena, in its entirety, if BMS challenges a patent licensed by Prothena to BMS under the Collaboration Agreement.
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
Under the SSA, BMS formerly Celgene is subject to certain transfer restrictions. In addition, BMS will be entitled to request the registration of the Shares with the U.S. Securities and Exchange Commission on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933, as amended (the “Securities Act”).
Collaboration Accounting

The Collaboration Agreement was evaluated under ASC 808, Collaborative Agreements. At the outset of the Collaboration Agreement, the Company concluded that it does not qualify as collaboration under ASC 808 because the Company does not share significant risks due to economics of the collaboration.
Performance Obligations

The Company assessed the Collaboration Agreement and concluded that it represented a contract with a customer within the scope of ASC 606. Per ASC 606, a performance obligation is defined as a promise to transfer a good or service or a series of distinct goods or services. At inception of the Collaboration Agreement, the Company is not obligated to transfer the US License or Global License to BMS unless BMS exercises its US Rights or Global Rights, respectively, and the Company is not obligated to perform development activities under the development plan during preclinical and Phase 1 clinical trials including the regulatory filing of the IND.
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
The Company is not obligated to perform manufacturing activities. Per the terms of the Collaboration Agreement, to the extent that the Company, at its discretion, conducts a program, the Company shall be responsible for the manufacture of collaboration candidates and collaboration products for use in such program, as well as the associated costs. Delivery of manufactured compound (clinical product supply) is not deemed a performance obligation under ASC 606 as the Company is not obligated to transfer supply of collaboration product to BMS unless BMS exercises its right to participate in the Phase 1 development.

Compensation for the Company’s provision of inventory supply, to the extent requested by BMS would be paid to Prothena by BMS at a reasonable stand-alone selling price for such supply. Given that (i) there is substantial uncertainty about the development of the programs, (ii) the pricing for the inventory is at its standalone selling price and (iii) the manufacturing services require the entity to transfer additional goods or services that are incremental to the goods and services provided prior to the resolution of the contingency, the Company’s supply of product is not a material right. Therefore, the inventory supply is not considered a performance obligation unless and until, requested by BMS.

In addition to the grant of the US License after BMS exercises its US Rights for a program, BMS is entitled to receive certain ancillary development services from the Company, such as technology transfer assistance, regulatory support, safety data reporting activities and transition supply, if requested by BMS.

In addition to the grant of the Global License after BMS exercises the Global Rights for a program, BMS is entitled to receive certain ancillary development services from Prothena, such as ongoing clinical trial support upon request by BMS, transition supply, if requested by BMS, and regulatory support for coordination of pharmacovigilance matters.

The Company evaluated the potential obligations to transfer the US Licenses and Global Licenses and performance of the ancillary development services subsequent to exercise of the US Rights and Global Rights, if the options are exercised by BMS, under ASC 606-10-55-42 and 55-43 to determine whether the US Rights or the Global Rights provided BMS a “material right” and concluded that BMS’s options to exercise its US Rights and Global Rights represented “material rights” to BMS that it would not have received without entering into the Agreement.

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
The Company did not include the option fees in the initial transaction price because such fees are contingent on the options to the US Rights and the Global Rights being exercised. Upon the exercise of the US Rights and the Global Rights for a program, the Company will have the obligation to deliver the US License and Global License and provide certain ancillary development services if requested by BMS, subsequent to its exercise of the US Rights and Global Rights, respectively, for such program. The Company will include the option fees in the transaction price at the point in time a material right is exercised. In addition, the Company did not include in the initial transaction price certain clinical and regulatory milestone payments since they relate to licenses for which BMS has not yet exercised its option to obtain and these variable considerations are constrained due to the likelihood of a significant revenue reversal.
At the inception of the Collaboration Agreement, the Company did not transfer any goods or services to BMS (formerly Celgene) that are material. Accordingly, the Company has concluded that the initial transaction price will be recognized as contract liability and will be deferred until the Company transfers control of goods or services to BMS (which would be when BMS exercises the US Right or Global Right and receives control of the US License or Global License for at least one of the programs), or when the IND Option term expires if BMS does not exercise the US Right (which is generally sixty days after the date on which Prothena delivers to BMS the first complete data package for an IND that was filed for a lead candidate from the relevant program), or when the Phase 1 Option term expires if BMS does not exercise the Global Right (which is generally ninety days after the date on which Prothena delivers to BMS the first complete data package for a Phase 1 clinical trial for a lead candidate from the relevant program) or at the termination of the Collaboration Agreement, whichever occurs first. At such point that the Company transfers control of goods or services to BMS, or when the option expires, the Company will recognize revenue as a continuation of the original contract. Under this approach, the Company will treat the consideration allocated to the material right as an addition to the consideration for the goods or services underlying the contract option.
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

Significant Payment Terms

The upfront payment of $100.0 million was due within ten business days after the effective date of the Collaboration Agreement and was received in April 2018, while all option fees and milestone payments are due within 30 days after the achievement of the relevant milestone by BMS or receipt by BMS of an invoice for such an amount from the Company.

The Collaboration Agreement does not have a significant financing component since a substantial amount of consideration promised by BMS to the Company is variable and the amount of such variable consideration varies based upon the occurrence or non-occurrence of future events that are not within the control of either BMS or the Company. Variable considerations related to clinical and regulatory milestone payments and option fees are constrained due to the likelihood of a significant revenue reversal.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the years ended December 31, 2019, and 2018.

8.	Shareholders' Equity
Ordinary Shares
As of December 31, 2019, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,898,561 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of December 31, 2019, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2019. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
Under the SSA, Celgene (now part of Bristol-Myers Squibb) is subject to certain transfer restrictions. In addition, BMS will be entitled to request the registration of the Shares with the SEC on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act.
9. Share-Based Compensation
2018 Long Term Incentive Plan (“2018 LTIP”)
In May 2018, the Company’s shareholders approved the 2018 Long Term Incentive Plan (the “2018 LTIP”), which provides for the grant of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options under the 2018 LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life. Under the 2018 LTIP, the number of ordinary shares authorized for issuance under the 2018 LTIP is equal to the sum of (a) 1,800,000 shares, (b) 1,177,933 shares that were available for issuance under the 2012 LTIP as of the May 15, 2018, effective date of the 2018 LTIP, and (c) any shares subject to issued and outstanding awards under the 2012 Long Term Incentive Plan (the “2012 LTIP”) that expire, are cancelled or otherwise terminate following the effective date of the 2018 LTIP; provided, that no more than 2,500,000 shares may be issued pursuant to the exercise of ISOs.
Amended and Restated 2012 Long Term Incentive Plan
Prior to the effective date of the 2018 LTIP, employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, received equity awards under the 2012 LTIP. Options under the 2012 LTIP were granted for periods up to ten years. All options issued to date have had a ten year life.
Shares Available for Grant
The Company granted 1,315,975, 4,140,800, and 1,566,800 options during the years ended December 31, 2019, 2018 and 2017, respectively, in aggregate under the 2012 LTIP and the 2018 LTIP. The Company’s option awards generally vest over four years. As of December 31, 2019, 1,218,833 ordinary shares remained available for grant under the 2018 LTIP, and options to purchase 7,008,403 ordinary shares in aggregate under the 2012 LTIP and the 2018 LTIP were outstanding with a weighted-average exercise price of approximately $23.34 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2023 related to unvested share-based payment awards at December 31, 2019 is $39.1 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.56 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017 was based on awards granted under the 2012 LTIP and the 2018 LTIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$8,109	$9,830	$10,914
General and administrative	15,476	16,232	15,850
Restructuring costs (1)	—	948	—
Total share-based compensation expense	$23,585	$27,010	$26,764
_________________

(1)
Restructuring costs for the year ended December 31, 2018, includes $0.9 million of share-based compensation expense related to the contractual acceleration of vesting of certain stock options granted to executive officers.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized tax benefits from share-based awards of $4.7 million, $4.7 million, and $4.2 million, respectively.
The fair value of the options granted to employees and non-employee directors during the years ended December 31, 2019, 2018 and 2017 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	81.4%	79.5%	72.4%
Risk-free interest rate	2.3%	2.8%	2.0%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$8.55	$13.70	$35.71
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	6,726,715	$26.82	7.39	$2,169
Granted	1,315,975	12.16
Exercised	(34,850)	6.55
Forfeited	(509,215)	22.13
Expired	(490,222)	43.50
Outstanding at December 31, 2019	7,008,403	$23.34	7.24	$11,901
Vested and expected to vest at December 31, 2019	6,690,830	$23.65	7.17	$11,282
Vested at December 31, 2019	3,671,383	$27.88	6.01	$5,801
The total intrinsic value of options exercised was $0.1 million, $2.4 million, and $39.9 million during the years ended December 31, 2019, 2018 and 2017, respectively, determined as of the date of exercise.
The following table summarizes information about the Company’s options outstanding as of December 31, 2019:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.41	$10.02	735,215	4.83	$7.22	537,215	$6.51
10.11	13.05	386,500	8.75	10.71	23,666	11.99
13.53	13.53	778,650	9.16	13.53	—	—
15.04	15.04	2,279,975	8.29	15.04	887,408	15.04
16.42	33.10	1,308,319	6.15	29.16	960,871	28.15
34.04	49.60	715,870	6.02	37.65	642,020	37.48
50.72	56.23	756,374	6.72	54.43	585,912	54.48
59.76	60.45	7,500	6.92	59.90	5,750	59.87
63.27	63.27	25,000	7.75	63.27	13,541	63.27
67.64	67.64	15,000	5.59	67.64	15,000	67.64
$6.41	$67.64	7,008,403	7.24	$23.34	3,671,383	$27.88

10. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Ireland	$(84,706)	$(163,653)	$(162,865)
Switzerland	(17)	384	480
U.S.	7,425	7,154	4,782
Loss before provision for income taxes	$(77,298)	$(156,115)	$(157,603)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. Federal	$1,622	$1,320	$(2,478)
U.S. State	1	1	1
Switzerland	5	(197)	306
Ireland	—	(5)	5
Total current provision	$1,628	$1,119	$(2,166)
Deferred:
U.S. Federal	$(1,249)	$(1,589)	$(2,200)
U.S. State	—	—	—
Switzerland	—	—	—
Ireland	—	—	—
Total deferred benefit	(1,249)	(1,589)	$(2,200)
Provision for (benefit from) income taxes	$379	$(470)	$(4,366)
The Company adopted ASU 2016-09 on January 1, 2017. Pursuant to the adoption of ASU 2016-09, tax attributes previously tracked off balance sheet have been recorded as deferred tax assets, offset by a valuation allowance. Further, stock compensation excess tax benefits/tax shortfall have been recorded as a benefit /expense to the tax provision for all periods presented. The Company recorded a net tax shortfall of $2.6 million, a net tax shortfall of $1.7 million, and excess tax benefit of $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, all of which were recorded as part of its income tax provision in the Consolidated Statements of Operations. The Company’s income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and net tax benefit/shortfall from exercises/cancellations of stock options. Following is a reconciliation between income taxes computed at the Irish statutory tax rate and the provision for income taxes for each of the fiscal periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Taxes at the Irish statutory tax rate of 12.5%	$(9,662)	$(19,514)	$(19,700)
Income tax at rates other than applicable statutory rate	(1,202)	(458)	678
Change in valuation allowance	8,248	26,747	28,967
Share-based payments	4,518	2,215	(8,242)
Tax credits	(1,470)	(10,351)	(5,857)
Other	(53)	891	(212)
Provision for (benefit from) income taxes	$379	$(470)	$(4,366)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law. It contains many significant changes to the U.S. income tax laws. The TCJA was effective in the first quarter of 2018 and, among other things, lowered the Company’s U.S. federal income tax rate from 34% to 21%. The Company recorded a tax benefit of $0.4 million during the year ended December 31, 2017 related to the remeasurement of its U.S. deferred tax assets to reflect the lower statutory tax rate.

Significant components of the Company’s net deferred tax assets as of December 31, 2019, and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$101,897	$88,626
Tax credits	16,434	22,339
Lease liability	5,319	—
Accruals	2,501	1,521
Share-based compensation	11,186	9,322
Gross deferred tax assets	137,337	121,808
Valuation allowance	(121,633)	(111,429)
Net deferred tax assets	15,704	10,379
Deferred tax liability:
Operating lease right-of-use assets	(5,397)	—
Fixed Assets	(351)	(677)
Net deferred tax assets	$9,956	$9,702
On January 1, 2019, the Company adopted ASC 842, Leases and it recorded a reduction in deferred tax assets of $1.0 million as part of the $3.8 million change in the opening balance of the accumulated deficit for the cumulative effect of applying ASC 842 (See Note 2, “Summary of Significant Accounting Policies”).
The Company's deferred tax assets are composed primarily of its Irish subsidiaries' net operating loss carryforwards, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiaries, federal and state tax credit carryforwards, share-based compensation and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $121.6 million against its deferred tax assets as of December 31, 2019, primarily in relation to deferred tax assets arising from tax credits and net operating losses. The deferred tax assets recognized net of the valuation allowance, $10.0 million as of December 31, 2019, consist of U.S. federal temporary differences. Due to consistent U.S. operating income, the Company expects to realize such deferred tax assets. The net increase of $10.2 million in the valuation allowance during the year ended December 31, 2019, was primarily due to net operating losses of the Company and its Irish entities, and to a lesser extent from U.S. federal and state tax credits.
As of December 31, 2019, certain of the Company’s Irish entities had trading loss carryovers of $748.2 million and non-trading loss carryovers of $12.0 million, each of which can be carried forward indefinitely but are limited to the same trade/trades. In addition, as of December 31, 2019, the Company had state net operating loss carryforwards of approximately $60.9 million, which are available to reduce future taxable income, if any, for the Company’s U.S. subsidiary. If not utilized, the state net operating loss carryforward begins expiring in 2032.
The Company also has federal and California research and development credit carryforwards of $12.0 million and $11.0 million, respectively, at December 31, 2019. The federal research and development credit carryforwards will expire starting in 2037 if not utilized. The California tax credits can be carried forward indefinitely.
Cumulative unremitted earnings of the Company’s U.S. and Swiss subsidiaries at December 31, 2019, total approximately $63.1 million and $0.1 million, respectively. The Company's U.S. subsidiary’s cash balances at December 31, 2019, are committed for its working capital needs. No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. and Swiss subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested. The Company's Swiss subsidiary, Prothena Switzerland GmbH (PSG) has ceased operations and the Company expects to finalize the liquidation of PSG in 2020. Upon such a liquidation, the Company expects no incremental taxes to be due. In August 2019, the PSG paid out dividends out of its capital reserves and retained earnings. Dividends paid by PSG are not subject to Swiss withholding taxes in the period the dividends are paid. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S.) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. taxes withheld, and as of December 31, 2019, the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2019	2018
Gross Unrecognized Tax Benefits at January 1	$6,855	$4,268
Additions for tax positions taken in the current year	371	2,589
Additions for tax positions taken in the prior year	—	32
Reductions for tax positions taken in the prior year	(625)	(34)
Gross Unrecognized Tax Benefits at December 31	$6,601	$6,855
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2019, would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2019, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2013 to 2019 remain subject to examination by the U.S taxing authorities and the tax years 2014 to 2019 remain subject to examination by the Irish taxing authorities.

11. Restructuring

In May 2018, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s April 23, 2018, announcement of its decision to discontinue further development of NEOD001. Restructuring charges incurred under this plan primarily consisted of employee termination benefits and contract termination costs primarily associated with exit fees relating to third-party manufacturers that the Company contracted with for NEOD001 clinical and commercial supplies.

Restructuring charges incurred under this plan primarily consisted of employee termination benefits and contract termination costs primarily associated with exit fees relating to third-party manufacturers that the Company contracted with for NEOD001 clinical and commercial supplies. Employee termination benefits included severance costs, employee-related benefits, supplemental one-time termination payments and non-cash share-based compensation expense related to the acceleration of stock options. Charges and other costs related to the workforce reduction and structure realignment were presented as restructuring costs in the Consolidated Statements of Operations. The Company recorded a restructuring credit of approximately $61,000 for the year ended December 31, 2019, as compared to aggregate restructuring and impairment charges of approximately $16.1 million for the same period in the prior year. The following table summarizes the restructuring charges (credits) recognized in the Consolidated Statements of Operations during the years ended December 31, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Termination Benefits	$(61)	$8,187	$—
Non-Cash Termination Benefits	—	948	—
Contract Termination Costs	—	5,922	—
Non-Cash Contract Termination Costs	—	(23)	—
Non-Cash Assets Impairment	—	498	—
Other	—	613	—
Total restructuring charges (credits)	$(61)	$16,145	$—

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the years ended December 31, 2019, and 2018 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Assets Impairment (1)	Other (2)	Total
Balance at December 31, 2017	$—	$—	$—	$—	$—
Restructuring charges	8,187	5,922	—	613	14,722
Non cash charges	948	(23)	498	—	1,423
Reduction in non cash charges	(948)	23	(498)	—	(1,423)
Reductions for cash payments	(7,716)	(5,655)	—	(613)	(13,984)
Foreign Exchange	(10)	(267)	—	—	(277)
Balance at December 31, 2018	$461	$—	$—	$—	$461
Restructuring charges (credit)	(61)	—	—	—	(61)
Reductions for cash payments	(400)	—	—	—	(400)
Balance at December 31, 2019	$—	$—	$—	$—	$—
(1) Includes $0.5 million of long-lived assets surrendered to the landlord as part of the full and final settlement of our office lease in Dún Laoghaire, Ireland as discussed in Note 6, "Commitments and Contingencies".
(2) Includes $0.6 million of costs incurred related to the sub-sublease of the Current SSF Facility as discussed in Note 6, “Commitments and Contingencies”.

The Company has completed all of its restructuring activities and does not expect to incur additional costs associated with the restructuring. The cumulative amount incurred to date is $16.1 million as of December 31, 2019.

12. Employee Retirement Plan
In the U.S., the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (the “IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit-sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions of $0.5 million, $0.7 million, and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In Europe, the Company recorded total expense for employer contribution of $26,000, $247,000, and $352,000, in the years ended December 31, 2019, 2018 and 2017, respectively. In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee's eligible earnings.
13. Selected Quarterly Financial Information (Unaudited)
The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2019. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share - basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2019
Revenues	$186	$167	$205	$256
Operating expenses	$23,140	$18,664	$21,177	$23,530
Net loss	$(20,865)	$(15,810)	$(19,448)	$(21,554)
Net loss per share - basic	$(0.52)	$(0.40)	$(0.49)	$(0.54)
Net loss per share - diluted	$(0.52)	$(0.40)	$(0.49)	$(0.54)
Year Ended December 31, 2018
Revenues	$227	$279	$255	$194
Operating expenses	$48,935	$63,348	$24,578	$22,949
Net income (loss)	$(48,743)	$(59,882)	$(24,559)	$(22,461)
Net income (loss) per share - basic	$(1.26)	$(1.50)	$(0.62)	(0.56)
Net income (loss) per share - diluted	$(1.26)	$(1.50)	$(0.62)	$(0.56)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.
PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 19, 2020 (our “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Proposal No. 1 - Election of Directors
Executive Officers of the Registrant
Following is certain information regarding our executive officers.

Name	Age	Position(s)	Since
Gene G. Kinney	51	President and Chief Executive Officer, Director	2016
Carol D. Karp	67	Chief Regulatory Officer	2016
Michael J. Malecek	54	Chief Legal Officer and Company Secretary	2019
Tran B. Nguyen	46	Chief Financial Officer	2013
		Chief Operating Officer	2018
Brandon S. Smith	45	Chief Business Officer	2020
Radhika Tripuraneni	40	Chief Development Officer	2018
Karin L. Walker	56	Chief Accounting Officer and Controller	2013
Wagner M. Zago	47	Chief Scientific Officer	2017
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
Michael J. Malecek has served as our Chief Legal Officer and as Company Secretary since July 2019. Prior to joining Prothena in 2019, he was Vice President, Deputy General Counsel, Intellectual Property and Litigation of Snowflake (a data warehouse company) from 2018. From 2010 to 2018, he was a Partner at Arnold & Porter Kaye Scholer LLP. From 2008 to 2010 Mr. Malecek was Partner at Dewey & LeBoeuf, LLP. From 2002-2008, he was Vice President and Chief Advocacy Counsel at Affymetrix (a biotechnology company). Mr. Malecek earned his BA in American Studies from Yale University and his JD (law degree) from the University of Virginia School of Law.

Tran B. Nguyen has served as our Chief Financial Officer since 2013 and as our Chief Operating Officer since 2018. Prior to joining Prothena in 2013, he was Vice President, Chief Financial Officer (from 2010 to 2011) and then Senior Vice President, Chief Financial Officer of Somaxon Pharmaceuticals, Inc. (a biopharmaceutical company), from 2011 until its sale in 2013. Mr. Nguyen was Vice President, Chief Financial Officer at Metabasis Therapeutics, Inc. (a biopharmaceutical company) from 2009 until its sale in 2010. From 2007 to 2009, he was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc., and from 2004 to 2007 he served in various capacities as a healthcare investment banker at Lehman Brothers, Inc. Mr. Nguyen serves on the board of directors of Rain Therapeutics Inc. (a privately-held clinical-stage oncology company) and served on the board of directors of Sierra Oncology, Inc. (a publicly-traded clinical-stage oncology company) from 2016 to 2019. He earned his BA in Economics and Psychology from Claremont McKenna College and his MBA from the Anderson School of Management at the University of California, Los Angeles.
Brandon S. Smith has served as our Chief Business Officer since 2020. Prior to joining Prothena, he was Chief Operating Officer at Iconic Therapeutics (a biopharmaceutical company) from 2017 to 2020. Before Iconic Therapeutics, Mr. Smith held senior positions at Impax Laboratories (a specialty pharmaceutical company) between 2012 and 2017, including Senior Vice President, and Vice President of Corporate Development and Strategy. Mr. Smith also held several positions of increasing responsibility at Amgen (a biopharmaceutical company) between 2005 and 2012, including Executive Director, Biosimilars Strategy, Director, Strategy and Corporate Development and Director Operations Strategy. Mr. Smith was also a Consultant and Project Leader at The Boston Consulting Group (a management consulting firm) between 2002 and 2005. Mr. Smith earned his BA in Chemical Engineering at the University of Michigan and his MBA at The University of Texas at Austin McCombs Graduate School of Business.
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

ITEM 11. EXECUTIVE COMPENSATION
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Executive Compensation

•	Director Compensation

•	Report of the Compensation Committee of the Board of Directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Equity Compensation Plan Information

•	Security Ownership of Certain Beneficial Owners and Management

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Transactions with Related Persons and Indemnification

•	Proposal No. 1 - Election of Directors

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•	Proposal No.2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Paid to KPMG

•	Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures
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
10.6†
Amendment to License, Development, and Commercialization Agreement, entered into on October 1, 2019, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.

						X

10.7†	Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q/A	001-35676	8/17/2018	10.3

10.8	Share Subscription Agreement, dated as of March 20, 2018, between Celgene Switzerland LLC and Prothena Corporation plc	10-Q	001-35676	5/9/2018	10.4

10.9†	Master Process Development and Clinical Supply Agreement, dated as of June 23, 2010, as amended August 1, 2011, among Elan Pharma International Limited, Neotope Biosciences Limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.11(a)	Sublease, dated as of March 22, 2016, between Prothena Biosciences Inc and Amgen Inc.	10-Q	001-35676	5/4/2016	10.2(a)

10.11(b)	Consent to Sublease Agreement, dated as of March 28, 2016, among Prothena Biosciences Inc, Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	5/4/2016	10.2(b)

10.12(a)	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences Inc and Assembly Biosciences, Inc.	10-Q	001-35676	11/6/2018	10.2(a)

10.12(b)	Consent to Sub-Sublease, dated as of September 19, 2018, among Prothena Biosciences Inc, Assembly Biosciences, Inc., Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	11/6/2018	10.2(b)

10.13#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/23/2017	10.1

10.14#	Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/18/2018	10.1

10.15#	Prothena Corporation plc Amended and Restated Incentive Compensation Plan	10-Q	001-35676	5/9/2017	10.1

10.16#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

10.17#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.18#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.19#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning May 16, 2018)	10-Q	001-35676	8/7/2018	10.2

10.20#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.21#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.22#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning June 21, 2018)	10-Q	001-35676	8/7/2018	10.3

10.23#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.24#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

10.25#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.26#	Offer letter, dated April 11, 2014, between Prothena Biosciences Inc and A. W. Homan	10-Q	001-35676	8/5/2014	10.5

10.27#	Retirement transition letter, dated December 11, 2018, between Prothena Biosciences Inc and A. W. Homan	10-K	001-35676	3/15/2019	10.31

10.28#	Amended and restated retirement transition letter, dated July 1, 2019, between Prothena Biosciences Inc and A. W. Homan	10-Q	001-35676	11/5/2019	10.1

10.29#	Release Agreement, dated October 1, 2019, between Prothena Biosciences Inc and A. W. Homan					X

10.30#	Engagement Agreement, dated October 2, 2019, between Prothena Biosciences Inc and A. W. Homan					X

10.31#	Offer letter, dated December 5, 2016, between Prothena Biosciences Inc and Carol D. Karp	10-K	001-35676	2/27/2017	10.28

10.32#	Promotion letter, dated June 9, 2017, between Prothena Biosciences Inc and Wagner M. Zago	10-Q	001-35676	8/9/2017	10.3

10.33#	Promotion letter, dated December 11, 2018, between Prothena Biosciences Inc and Radhika Tripuraneni	10-K	001-35676	3/15/2019	10.35

10.34#	Offer letter, dated June 4, 2019, between Prothena Biosciences Inc and Michael J. Malecek	10-Q	001-35676	8/6/2019	10.1

10.35#	Consulting Agreement, dated July 1, 2019, between Prothena Biosciences Inc and Dennis J. Selkoe	10-Q	001-35676	11/5/2019	10.2

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS+	XBRL Instance Document					X

101.SCH+	XBRL Taxonomy Extension Schema Document					X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Dated:	March 3, 2020	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/Gene G. Kinney	President and Chief Executive Officer	March 3, 2020
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/Tran B. Nguyen	Chief Operating Officer and Chief Financial Officer	March 3, 2020
Tran B. Nguyen	(Principal Financial Officer)

/s/Karin L. Walker	Chief Accounting Officer and Controller	March 3, 2020
Karin L. Walker	(Principal Accounting Officer)

/s/Lars G. Ekman	Chairman of the Board	March 3, 2020
Lars G. Ekman, M.D., Ph.D.

/s/Paula K. Cobb	Director	March 3, 2020
Paula K. Cobb

/s/Richard T. Collier	Director	March 3, 2020
Richard T. Collier

/s/Shane M. Cooke	Director	March 3, 2020
Shane M. Cooke

/s/K. Anders O. Härfstrand	Director	March 3, 2020
K. Anders O. Härfstrand, M.D., Ph.D.

/s/Christopher S. Henney	Director	March 3, 2020
Christopher S. Henney, Ph.D., D.Sc.

/s/Oleg Nodelman	Director	March 3, 2020
Oleg Nodelman

/s/Dennis J. Selkoe	Director	March 3, 2020
Dennis J. Selkoe, M.D.