Form 10-Q
period 2020-03-31
Prothena Corp plc
filed 2020-05-06
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 39,911,413 as of May 1, 2020.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$352,685	$375,723
Accounts receivable	174	68
Prepaid expenses and other current assets	6,832	2,584
Total current assets	359,691	378,375
Non-current assets:
Property and equipment, net	3,531	3,874
Operating lease right-of-use assets	21,929	23,274
Deferred tax assets	10,451	9,956
Restricted cash, non-current	2,704	2,704
Other non-current assets	1,115	1,085
Total non-current assets	39,730	40,893
Total assets	$399,421	$419,268
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,297	$1,242
Accrued research and development	5,223	5,826
Income taxes payable, current	—	5
Lease liability, current	5,202	5,101
Other current liabilities	3,364	5,540
Total current liabilities	17,086	17,714
Non-current liabilities:
Deferred revenue, non-current	110,242	110,242
Lease liability, non-current	16,501	17,838
Other liabilities	553	553
Total non-current liabilities	127,296	128,633
Total liabilities	144,382	146,347
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2020 and December 31, 2019
Issued and outstanding shares — none at March 31, 2020 and December 31, 2019
Ordinary shares, $0.01 par value:	399	399
Authorized shares — 100,000,000 at March 31, 2020 and December 31, 2019
Issued and outstanding shares — 39,911,413 and 39,898,561 at March 31, 2020 and December 31, 2019, respectively
Additional paid-in capital	950,094	944,407
Accumulated deficit	(695,454)	(671,885)
Total shareholders’ equity	255,039	272,921
Total liabilities and shareholders’ equity	$399,421	$419,268
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$141	$186
Total revenue	141	186
Operating expenses:
Research and development	15,248	13,296
General and administrative	9,741	9,905
Restructuring credits	—	(61)
Total operating expenses	24,989	23,140
Loss from operations	(24,848)	(22,954)
Other income (expense):
Interest income	1,137	2,304
Other expense, net	(24)	(17)
Total other income, net	1,113	2,287
Loss before income taxes	(23,735)	(20,667)
Provision for (benefit from) income taxes	(166)	198
Net loss	$(23,569)	$(20,865)
Basic and diluted net loss per share	$(0.59)	$(0.52)
Shares used to compute basic and diluted net loss per share	39,909	39,864
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(23,569)	$(20,865)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	384	385
Share-based compensation	5,536	6,205
Deferred income taxes	(495)	(195)
Amortization of right-of-use assets	1,345	1,296
Changes in operating assets and liabilities:
Accounts receivable	(106)	(5)
Prepaid and other assets	(4,278)	(54)
Accounts payable, accruals and other liabilities	(748)	(2,598)
Restructuring liability	—	(461)
Operating lease liabilities	(1,236)	(1,143)
Net cash used in operating activities	(23,167)	(17,435)
Investing activities
Purchases of property and equipment	(22)	(131)
Proceeds from disposal of fixed assets	—	8
Net cash used in investing activities	(22)	(123)
Financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	151	5
Net cash provided by financing activities	151	5
Net decrease in cash, cash equivalents and restricted cash	(23,038)	(17,553)
Cash, cash equivalents and restricted cash, beginning of the year	378,427	431,715
Cash, cash equivalents and restricted cash, end of the period	$355,389	$414,162

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$417	$54

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$24	$8
Right-of-use assets recorded upon adoption of ASC 842	$—	$28,530
Reduction of build-to-suit lease obligation upon adoption of ASC 842	$—	$(51,546)
Reduction of amounts capitalized under build-to-suit lease upon adoption of ASC 842	$—	$(46,760)
Reduction of capitalized interest under build-to-suit lease upon adoption of ASC 842	$—	$(1,099)
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$352,685	$410,106
Restricted cash, current	—	1,352
Restricted cash, non-current	2,704	2,704
Total cash, cash equivalents and restricted cash, end of the period	$355,389	$414,162

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	39,898,561	$399	$944,407	$(671,885)	$272,921
Share-based compensation	—	—	5,536	—	5,536
Issuance of ordinary shares upon exercise of stock options	12,852	—	151	—	151
Net loss	—	—	—	(23,569)	(23,569)
Balances at March 31, 2020	39,911,413	$399	$950,094	$(695,454)	$255,039

	Three Months Ended March 31, 2019
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	39,863,711	$399	$920,594	$(597,995)	$322,998
Cumulative adjustment to accumulated deficit upon adoption of ASC 842	—	—	—	3,787	3,787
Share-based compensation	—	—	6,205	—	6,205
Issuance of ordinary shares upon exercise of stock options	850	—	5	—	5
Net loss	—	—	—	(20,865)	(20,865)
Balances at March 31, 2019	39,864,561	$399	$926,804	$(615,073)	$312,130
See accompanying Notes to Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company with expertise in protein misfolding, focused on the discovery and development of novel therapies with the potential to fundamentally change the course of devastating diseases.

Fueled by our deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Prothena's partnered programs include prasinezumab (PRX002/RG7935), in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau, TDP-43 and an undisclosed target in collaboration with Bristol-Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), frontotemporal dementia (FTD) or other neurodegenerative diseases. The Company's proprietary programs include PRX004 for the potential treatment of ATTR amyloidosis, and programs that target Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease.
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of March 31, 2020, the Company had an accumulated deficit of $695.5 million and cash and cash equivalents of $352.7 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at March 31, 2020, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Bristol-Myers Squibb, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
The Company is subject to a number of risks, including but not limited to: the uncertainty of the Company’s research and development (“R&D”) efforts resulting in future successful commercial products; obtaining regulatory approval for its product candidates; its ability to successfully commercialize its product candidates, if approved; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; the outbreak of the novel strain of coronavirus SARS-CoV-2; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the healthcare industry.

2.	Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2020 (the “2019 Form 10-K”). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2020, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

Segment and Concentration of Risks
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews all financial information on a consolidated basis.
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
The receivables recorded in the Condensed Consolidated Balance Sheet include amounts due from a Roche entity located in Switzerland. Revenue recorded in the Condensed Consolidated Statements of Operations consists of reimbursement from Roche for research and development services. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
As of March 31, 2020, $3.5 million of the Company’s property and equipment, net were held in the U.S. and none were in Ireland. As of December 31, 2019, $3.9 million of the Company's property and equipment, net were held in the U.S. and none were in Ireland.
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
Recent Accounting Pronouncements
On December 18, 2019, the Finance Accounting Standards Board ("FASB") issued Accounting Standards Update 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes as part of the FASB’s overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. While not required to be adopted until 2021 for most calendar year public business entities (and 2022 for other entities), early adoption is permitted for any financial statements. The Company does not expect the adoption of ASU 2019-12 to have a significant impact on its consolidated financial statements. The Company will continue to evaluate the impact of ASU 2019-12 on its consolidated financial statements.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $312.8 million and $338.2 million in money market funds included in cash and cash equivalents at March 31, 2020, and December 31, 2019, respectively.

4.	Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Machinery and equipment	$9,334	$9,312
Leasehold improvements	1,261	1,261
Purchased computer software	1,327	1,308
	11,922	11,881
Less: accumulated depreciation and amortization	(8,391)	(8,007)
Property and equipment, net	$3,531	$3,874

Depreciation expense was $0.4 million and $0.4 million for the three months ended March 31, 2020, and 2019, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and related expenses	$2,434	$4,818
Professional services	372	400
Other	558	322
Other current liabilities	$3,364	$5,540

5.	Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2020, and 2019, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(23,569)	$(20,865)
Denominator:
Weighted-average ordinary shares outstanding	39,909	39,864
Net loss per share:
Basic and diluted net loss per share	$(0.59)	$(0.52)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options to purchase ordinary shares	8,412	7,253

6. Commitments and Contingencies
Lease Commitments

The Company adopted ASC 842, Leases effective January 1, 2019. Prior period amounts have not been adjusted and continued to be reported in accordance with the Company’s historical accounting under ASC 840. For lease arrangements entered prior to the adoption of ASC 842, right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee, in which such improvements are deemed to be owned by the lessor, are viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $1.6 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. Total cash paid against the operating lease liability was $1.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

For the purpose of estimating the incremental borrowing rate in the adoption of ASC 842, the Company inquired with banks that had a business relationship with the Company to determine the Company's collateralized incremental borrowing rate. The discount rate used to determine the lease liability was 4.25%. There was no change in the accounting of the Sub-Sublease (as defined below) of the Current SSF Facility (as defined below) upon adoption of ASC 842. Furthermore, the Company's operating lease in Dublin is not included in the lease liability and right-of-use asset recorded due to its nominal amount.
As of March 31, 2020, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below, a nominal operating lease for medical monitoring equipment and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). Subsequently, in April 2016,

the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 3.75 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. The Lease is considered an operating lease under ASC 842. Prior to the Company's adoption of ASC 842, this Lease was considered a build-to-suit lease.

In connection with this Lease, the Company received a tenant improvement allowance of $14.2 million from the sublandlord and the master landlord, for the costs associated with the design, development and construction of tenant improvements for the Current SSF Facility. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The initial measurement of right-of-use asset for the Lease includes the tenant improvement added by the Company wherein the lessor was deemed the accounting owner, net of the tenant improvement allowance received from the sublandlord and the master landlord.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of March 31, 2020, none of the remaining standby letter of credit amount of $2.7 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. There was no change in the accounting of the Sub-Sublease of the Current SSF Facility upon the Company's adoption of ASC 842. For the three months ended March 31, 2020 and 2019, the Company recorded $0.7 million and $0.7 million, respectively, for sub-lease rental income as an offset to its operating expenses.

The Sub-Sublease provides for initial annual base rent for the complete Sub-Subleased Premises of approximately $2.7 million, with increases of approximately 3.5% in annual base rent on September 1, 2019 and each anniversary thereof. The Sub-Sublease rental income excludes reimbursements for executory costs received from the Sub-Subtenant. The Sub-Sublease became effective on September 24, 2018, and has a term of 5.2 years which terminates on December 15, 2023. The Sub-Sublease will terminate if the Lease or the corresponding master lease terminates. The Company or the Sub-Subtenant may elect, subject to limitations set forth in the Sub-Sublease, to terminate the Sub-Sublease following a material casualty or condemnation affecting the Subleased Premises. The Company may terminate the Sub-Sublease following an event of default, which is defined in the Sub-Sublease to include, among other things, non-payment of amounts owing by the Sub-Subtenant under the Sub-Sublease.

The Company is required under the Lease to pay to the sublandlord 50% of that portion of the cash sums and other economic consideration received from the Sub-Subtenant that exceeds the base rent paid by the Company to the sublandlord after deducting certain of the Company’s costs.

Dublin

The Company entered into an agreement to lease 133 square feet of office space in Dublin, Ireland (the "Dublin Lease"). The current one year lease term expires on November 30, 2020. The Dublin Lease also has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term but no less than three months, unless the agreement is cancelled by the Company. This operating lease is not included in the lease liability and operating lease right-of-use asset recorded due to its nominal amount.
As of March 31, 2020, the Company is obligated to make lease payments over the remaining term of the Dublin Lease of approximately €16,000, or $18,000 as converted using an exchange rate as of March 31, 2020.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of March 31, 2020, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2020 (9 months)	4,522	2,140
2021	6,165	2,944
2022	6,350	3,047
2023	6,535	3,019
Total	23,572	$11,150
Less: Present value adjustment	(1,851)
Nominal lease payments	(18)
Lease liability	$21,703

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2020 and 2019.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2020, the Company had non-cancelable purchase commitments to suppliers for $4.5 million of which $0.4 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.0 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2020 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Purchase Obligations (1)	$4,459	$4,459	$—	$—	$—	$—	$—
Contractual obligations under license agreements (2)	955	165	95	80	80	70	465
Total	$5,414	$4,624	$95	$80	$80	$70	$465
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

Adoption of ASC 606, Revenue from Contracts with Customers

The Company adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018, using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of the accumulated deficit as of January 1, 2018.

As of January 1, 2018, the Company did not record any changes to the opening balance of the accumulated deficit since the cumulative effect of applying the new revenue standard was the same as applying ASC 605. The impact of the adoption of ASC 606 to revenues for the year ended December 31, 2018, was an increase of $1.0 million, which represents the revenue recognized for the development services provided by the Company during the period that is reimbursable by Roche. Historically, the Company recorded such reimbursement as an offset against its R&D expenses under ASC 605. Upon the adoption of ASC 606, the reimbursement for development services is now included as part of the Company’s collaboration revenue.

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

As of March 31, 2020, and December 31, 2019, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of March 31, 2020, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of March 31, 2020, there were no remaining Research Services performance obligations.
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

Revenue and Expense Recognition

The Company recognized $0.1 million and $0.2 million as collaboration revenue from Roche for the three months ended March 31, 2020 and 2019, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $3.9 million and $2.8 million in R&D expenses for payments made to Roche during the three months ended March 31, 2020 and 2019, respectively. The Company had accounts receivable from Roche of $2,000 and $2,000 at March 31, 2020 and December 31, 2019, respectively.
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
Under the SSA, BMS (formerly Celgene) is subject to certain transfer restrictions. In addition, BMS will be entitled to request the registration of the Shares with the U.S. Securities and Exchange Commission on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933, as amended.
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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three months ended March 31, 2020, and 2019.

8. Shareholders' Equity
Ordinary Shares
As of March 31, 2020, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,911,413 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2020, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2020. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
2020 Employment Inducement Incentive Plan
On February 25, 2020, the Company's Board of Directors approved the 2020 Employment Inducement Incentive Plan (the ‘‘2020 EIIP’’). The 2020 EIIP provides for the grant of NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, or other share or cash-based awards to eligible individuals. Options under the 2020 EIIP may be granted for periods up to ten years. All options issued to date have had a ten year life. As of March 31, 2020, the number of ordinary shares authorized for issuance under the 2020 EIIP was 240,000 and no ordinary shares remained available for future awards under the 2020 EIIP, although the Company's Board of Directors reserves the right to amend the 2020 EIIP to increase the number of ordinary shares available and to make additional awards to key new hires.
Shares Available for Grant
The Company granted 1,455,450 and 852,975 options during the three months ended March 31, 2020, and 2019, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of March 31, 2020, 41,972 ordinary shares remained available for grant under the 2018 LTIP, and options to purchase 8,412,412 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $21.41 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2024 related to unvested share-based payment awards at March 31, 2020, is $45.6 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.77 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended March 31, 2020, and 2019 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$2,017	$2,099
General and administrative	3,519	4,106
Total share-based compensation expense	$5,536	$6,205
The Company recognized tax benefits from share-based awards of $1.1 million and $1.2 million for the three months ended March 31, 2020, and 2019, respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2020, and 2019 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2020	2019
Expected volatility	81.5%	81.5%
Risk-free interest rate	1.2%	2.5%
Expected dividend yield	—%	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$8.32	$9.48
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,008,403	$23.34	7.24	$11,901
Granted	1,455,450	12.00
Exercised	(12,852)	11.76
Forfeited	(20,960)	11.44
Expired	(17,629)	34.36
Outstanding at March 31, 2020	8,412,412	$21.41	7.54	$2,666
Vested and expected to vest at March 31, 2020	7,882,058	$21.87	7.43	$2,631
Vested at March 31, 2020	4,106,979	$27.03	6.08	$2,246
The total intrinsic value of options exercised was approximately $35,000 and $6,100 during the three months ended March 31, 2020, and 2019, respectively, determined as of the date of exercise.

10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $166,000 and an income tax provision of $198,000 for the three months ended March 31, 2020, and 2019, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and net tax shortfall from cancellations of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
Pursuant to ASU 2016-09, the Company recorded a net tax shortfall of $0.1 million and $0.7 million for the three months ended March 31, 2020, and 2019, respectively, all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company’s income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
On January 1, 2019, the Company adopted ASC 842, and it recorded a reduction in deferred tax assets of $1.0 million as part of the $3.8 million change in the opening balance of the accumulated deficit for the cumulative effect of applying ASC 842.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets are composed primarily of its Irish subsidiaries' net operating loss carryovers, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiaries, federal and California tax credit carryforwards, share-based compensation and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. and Swiss subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested. The Company's Swiss subsidiary, Prothena Switzerland GmbH ("PSG") has ceased operations and the Company expects to finalize the liquidation of PSG in 2020. Upon such a liquidation, the Company expects no incremental taxes to be due. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S.) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. taxes withheld, and as of March 31, 2020, the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.
These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our expected increase in research and development (“R&D”) and general and administrative (“G&A”) expenses in 2020; the sufficiency of our cash and cash equivalents to meet our obligations; our anticipated need for additional capital; our current intention not to repatriate funds to Ireland; and our estimates of certain future contractual obligations.
Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Part II Item 1A - Risk Factors of this Form 10-Q:

•	our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;

•	our operating losses;

•	our ability to successfully complete research and development of our drug candidates;

•	our ability to develop, manufacture and commercialize products;

•	our collaborations with third parties, including Roche and Bristol-Myers Squibb;

•	our ability to protect our patents and other intellectual property;

•	our ability to hire and retain key employees;

•	tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;

•	our ability to maintain financial flexibility and sufficient cash, cash equivalents and investments and other assets capable of being monetized to meet our liquidity requirements;

•	potential disruptions in the U.S. and global capital and credit markets;

•	government regulation of our industry;

•	the volatility of the market price of our ordinary shares;

•	the outbreak of the novel strain of coronavirus SARS-CoV-2; and

•	business disruptions.
Except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this Quarterly Report on Form 10-Q.
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the SEC on March 3, 2020 (the “2019 Form 10-K”).

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

Recent Developments

Prasinezumab (PRX002/RG7935) for the Potential Treatment of Parkinson’s Disease and other synucleinopathies

Prasinezumab is an investigational monoclonal antibody targeting alpha-synuclein designed to slow the progressive neurodegeneration associated with synuclein misfolding and/or the cell-to-cell transmission of the pathogenic, aggregated forms of synuclein in Parkinson’s disease and other synucleinopathies. Prasinezumab is the focus of a worldwide collaboration between Prothena and Roche, and Roche is conducting the ongoing Phase 2 PASADENA study in patients with early Parkinson’s disease.

In April, Roche provided an update on Part 1 of the Phase 2 PASADENA study. As announced by Roche, the study did not meet the primary objective, but showed signals of efficacy. These signals were observed on multiple prespecified secondary and exploratory clinical endpoints. Roche has begun further clinical development planning activities and is evaluating the data from Part 1 of the PASADENA study to determine next steps.

The study was designed with 80% power and a one-sided alpha of 0.10 to detect a 37.5% relative between group reduction from baseline to week 52 on the primary endpoint (i.e., the Movement Disorder Society-Unified Parkinson's Disease Rating Scale (MDS-UPDRS) total score (parts I, II and III) vs placebo in Part 1 of the study). Part 2 of the study is ongoing. [Prasinezumab was generally well tolerated with a favorable safety profile.]

Baseline data from Part 1 of the PASADENA study was presented in a virtual oral presentation at the Advances in Alzheimer’s and Parkinson’s Therapies AAT-AD/PD Focus Meeting (AAT-AD/PD) in April. The presentation noted that the PASADENA study population can be considered representative of a wider Parkinson’s disease population, such as the one studied in the Parkinson's Progression Markers Initiative (PPMI) and is therefore suitable for testing the potential beneficial effect of drugs acting on disease progression, such as prasinezumab.

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

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2020, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K.
Recent Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in our 2019 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Percentage Change
	2020	2019
	(Dollars in thousands)
Collaboration revenue	$141	$186	(24)%
Total revenue	$141	$186	(24)%

Total revenue was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Roche License Agreement for more information.

Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2020	2019
	(Dollars in thousands)
Research and development	15,248	13,296	15%
General and administrative	9,741	9,905	(2)%
Restructuring credits	—	(61)	(100)%
Total operating expenses	24,989	23,140	8%
Total operating expenses consist of R&D expenses, G&A expenses and restructuring charges (credits). Our operating expenses were $25.0 million and $23.1 million for the three months ended March 31, 2020 and 2019, respectively.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with nonclinical activities and drug development related to our drug programs, including NEOD001, prasinezumab, PRX004 and our discovery programs. Pursuant to our License Agreement with Roche, we make payments to Roche for our share of the development expenses incurred by Roche related to the prasinezumab program, which is included in our R&D expense.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expense increased by $2.0 million, or 15%, for the three months ended March 31, 2020, compared to the same period in the prior year. The increase for the three months ended March 31, 2020, compared to the prior year, was primarily due to higher collaboration expense with Roche related to the prasinezumab program, higher manufacturing costs (primarily related to the tau program and the Aβ program), and higher clinical costs (primarily associated with PRX004).
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, prasinezumab, PRX003 and PRX004) and other R&D expenses for the three months ended March 31, 2020 and 2019 and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2020	2019
NEOD001 (1)	$1,060	$619	$311,336
Prasinezumab (PRX002/RG7935)(2)	4,344	3,415	83,746
PRX003 (3)	(288)	64	58,879
PRX004 (4)	3,828	4,345	67,436
Other R&D (5)	6,304	4,853
	$15,248	$13,296

(1)
Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. In April 2018, we announced that we were discontinuing development of

NEOD001. Since that date we have incurred costs associated with the close out of NEOD001 studies and ongoing evaluation of NEOD001.

(2)
Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three months ended March 31, 2020 and 2019, $0.1 million and $0.2 million of reimbursements from Roche for development services were recorded as part of collaboration revenue as a result of the adoption of new revenue standard.

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

General and Administrative Expenses
Our G&A expenses decreased by $0.2 million, or 2%, for the three months ended March 31, 2020, compared to the same period in the prior year. The decrease for the three months ended March 31, 2020, compared to the prior year, was primarily due to lower personnel costs (including share-based compensation expense), and lower legal and accounting fees, which was offset in part by higher costs for our director and officer insurance premiums.

We expect our G&A expenses to increase in 2020 compared to the prior year, primarily related to increases in our director and officer insurance premiums.

Restructuring Credits

In May 2018, we commenced a reorganization plan to reduce our operating costs and better align our workforce with the needs of our business following our decision in April 2018 to discontinue further development of NEOD001. For the three months ended March 31, 2019, we recorded a restructuring credit of approximately $61 thousand primarily due to an adjustment in previously recorded employee termination benefits.
Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2020	2019
	(Dollars in thousands)
Interest income	$1,137	$2,304	(51)%
Other expense, net	(24)	(17)	41%
Total other income, net	$1,113	$2,287	(51)%

Interest income decreased by $1.2 million, or 51%, for the three months ended March 31, 2020, compared to the same period in the prior year, primarily due to lower interest income in our cash and money market accounts associated with lower cash balance and lower interest rates. Other income (expense), net for the three months ended March 31, 2020 and 2019, was primarily foreign exchange gains from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Percentage Change
	2020	2019
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(166)	$198	(184)%

The provision for income taxes decreased by $0.4 million for the three months ended March 31, 2020, compared to the same period in the prior year. The change in provision for (benefit from) income taxes for the three months ended March 31, 2020, as compared to the same period in the prior year, was primarily due to a decrease in tax shortfall related to higher stock option cancellations in the prior year, offset in part by a higher projected effective tax rate largely driven by an increase in the amount disallowed as tax deductions related to compensation of certain executives during the year. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise or cancellation dates of stock options.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Liquidity and Capital Resources
Overview

	March 31,	December 31,
	2020	2019
Working capital	$342,605	$360,661
Cash and cash equivalents	352,685	375,723
Total assets	399,421	419,268
Total liabilities	144,382	146,347
Total shareholders’ equity	255,039	272,921
Working capital was $342.6 million as of March 31, 2020, a decrease of $18.1 million from working capital of $360.7 million as of December 31, 2019. This decrease in working capital during the three months ended March 31, 2020, was primarily due to cash use of $25.0 million for operating expenses (adjusted to exclude non-cash charges).
As of March 31, 2020, we had $352.7 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of March 31, 2020, $125.9 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates. Our future capital requirements will depend on numerous factors, including, without limitation, the timing of initiation, progress, results and costs of our clinical trials; the results of our research and nonclinical studies; the costs of clinical manufacturing and of establishing commercial manufacturing arrangements; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; the costs and timing of capital asset purchases; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under current and potential future collaborations; the costs of any in-licensing transactions; and the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates. Pursuant to the License Agreement with Roche, in the U.S., we and Roche share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to us, for prasinezumab, as well as any other Licensed Products and/or indications for which we opt in to co-develop and co-fund. Pursuant to the Collaboration Agreement with BMS (formerly Celgene), the Company is eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. In order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
Cash Flows for the Three Months Ended March 31, 2020 and 2019
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(23,167)	$(17,435)
Net cash used in operating activities	(22)	(123)
Net cash provided by financing activities	151	5
Net decrease in cash, cash equivalents and restricted cash	$(23,038)	$(17,553)
Cash Used in Operating Activities
Net cash used in operating activities was $23.2 million for the three months ended March 31, 2020, primarily due to use of $25.0 million for operating expenses (adjusted to exclude non-cash charges), cash paid for prepaid expenses and other current assets and operating lease payments.
Net cash used in operating activities was $17.4 million for the three months ended March 31, 2019, was primarily due to $23.1 million for operating expenses (adjusted to exclude non-cash charges) and a decrease in accounts payable, accruals and other liabilities and restructuring liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $22 thousand and $123 thousand for the three months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities for the three months ended March 31, 2020 and 2019 primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $151 thousand and $5 thousand for the three months ended March 31, 2020 and 2019, respectively, which were proceeds from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At March 31, 2020, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2020, consisted of minimum cash payments under operating leases of $23.6 million, purchase obligations of $4.5 million (of which $0.4 million is included in accrued current liabilities), and contractual obligations under license agreements of $1.0 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $23.6 million remains outstanding as of March 31, 2020.

In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The initial lease term expired in November 2019. We renewed such lease in August 2019 for one year and the current term expires on November 30, 2020. As of March 31, 2020, we are obligated to make lease payments over the remaining term of the lease of approximately €16,000, or $18,000 as converted using an exchange rate as of March 31, 2020.
The following is a summary of our contractual obligations as of March 31, 2020 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases (1)	$23,572	$4,522	$6,165	$6,350	$6,535	$—	$—
Purchase obligations	4,459	4,459	—	—	—	—	—
Contractual obligations under license agreements (2)	955	165	95	80	80	70	465
Total	$28,986	$9,146	$6,260	$6,430	$6,615	$70	$465

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $23 thousand and $16 thousand during the three months ended March 31, 2020, and 2019, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
Credit Risk
Our receivable from Roche are amounts due from a Roche entity located in Switzerland.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our CEO and

CFO concluded that, as of March 31, 2020, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2019 (filed with the SEC on March 3, 2020) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $77.7 million, $155.6 million, and $153.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:

•
support completion of the Phase 2 PASADENA clinical trial for prasinezumab (PRX002/RG7935) being conducted by Roche, conduct our Phase 1 clinical trial for PRX004, and possibly initiate additional clinical trials for these and other programs;

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
As of March 31, 2020, we had cash and cash equivalents of $352.7 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:

•	the timing of progress, results and costs of our clinical trials, including the Phase 2 clinical trial for prasinezumab and our Phase 1 clinical trial for PRX004;

•	the timing, initiation, progress, results and costs of these and our other research, development and possible commercialization activities;

•	the results of our research, nonclinical and clinical studies;

•	the costs of manufacturing our drug candidates for clinical development as well as for future commercialization needs;

•	if and when appropriate, the costs of preparing for commercialization of our drug candidates;

•	the costs of preparing, filing, and prosecuting patent applications, and maintaining, enforcing, and defending intellectual property-related claims;

•	our ability to establish research, development, commercialization and/or strategic collaborations, licensing or other arrangements;

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

The COVID-19 pandemic could have a material adverse effect on our liquidity, results of operations, financial condition or business, including our nonclinical and clinical development programs.
The outbreak of the novel strain of coronavirus SARS-CoV-2, which causes coronavirus disease (“COVID-19”), has evolved into a global pandemic. While it is not possible at this time to estimate the overall impact that COVID-19 could have on our business, the continued rapid spread of COVID-19 and the measures taken by the governments of countries and local authorities affected could disrupt and delay our ongoing or planned clinical studies, our preclinical activities, the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and materially adversely impact our liquidity, results of operations, financial condition or business, including in the event of the following:

•
we experience delays or interruptions in our business operations due to our key personnel, or a significant number of our personnel, becoming infected with COVID-19 and therefore being unable to work, even remotely, for an extended period of time;

•
the clinical development programs pursued by us and our collaboration partners (including the development of PRX004 and prasinezumab) are delayed or interrupted, including as a result of (1) interruptions of supply to clinical study sites of drug candidate or other equipment or materials, (2) inability or unwillingness of site investigators or other study personnel to travel to study sites, dispense drug candidate, or otherwise treat or monitor study participants or follow study protocols, or conduct necessary data collection or verification, (3) inability or unwillingness of study participants to travel to clinical study sites, receive infusions, or otherwise continue to participate in the study or (4) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
we, or our collaboration partners, are delayed in or prevented from initiating new clinical studies of current or prospective drug candidates because of (1) delays or difficulties contracting with essential third-party vendors (such as contract research organizations), (2) delays or difficulties enlisting site investigators or initiating clinical study sites, (3) delays or difficulties recruiting or enrolling study participants, or (4) delays or difficulties supplying drug candidate to clinical study sites;

•
interruption or delays in the operations of the U.S. Food and Drug Administration (the “FDA”) and comparable foreign regulatory agencies which impact review, inspection, and approval timelines for any of our development programs;

•	the pandemic adversely affects our collaboration partners, Roche and/or Celgene (now part of Bristol-Myers Squibb (“BMS”)), in way that adversely impacts our collaborations with them;

•	business development opportunities become more limited or difficult to undertake;

•	our costs significantly increase to manage impacts to our business to complete our planned operations within our projected timelines;

•
changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or discontinuation of the clinical trials altogether;

•
we experience delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; or

•	our liquidity needs are adversely impacted by the economic effects of the pandemic on financial markets.

Any one or more of these risks, if realized, could have a material adverse effect on our liquidity, results of operations, financial condition or business, including the progress of, and timelines for, our nonclinical and clinical development programs.
In addition, the spread of COVID-19 has caused a broad impact globally, and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the market price of our ordinary shares.
The United Kingdom’s withdrawal from the European Union could have a negative effect on global economic conditions and financial markets, European Union regulatory procedures and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020, and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials that the drug candidate is safe and effective for use for that target indication. In the U.S., this must be done to the satisfaction of the FDA; in the EU this must be done to the satisfaction of the European Medicines Agency (the “EMA”); and in other countries this must be done to the satisfaction of comparable regulatory authorities.
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
Research, development, commercialization and/or strategic collaborations, including those that we have with Roche and BMS, are subject to numerous risks, which include the following:

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
In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although BMS (formerly Celgene) made a $100 million upfront payment to us and made a $50 million equity investment in us upon entering into the Collaboration Agreement, we might need additional funding to advance product candidates prior to when BMS decides whether to exercise its license rights to those product candidates. We also note that, on November 20, 2019, BMS acquired Celgene. BMS might take a different approach to our collaboration or determine not to continue that collaboration.
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

•
lower than anticipated enrollment and/or retention rate of subjects in our clinical trials, which can be impacted by a number of factors, including size of patient population, design of trial protocol, trial length, eligibility criteria, perceived risks and benefits of the drug candidate, patient proximity to trial sites, patient referral practices of physicians, availability of other treatments for the relevant disease and competition from other clinical trials;

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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our ability to obtain financing as needed;

•	progress in and results from our ongoing or future nonclinical research and clinical trials;

•	our collaborations with third parties, including with Roche and BMS;

•	failure or delays in advancing our nonclinical drug candidates or other drug candidates we may develop in the future into clinical trials;

•	results of clinical trials conducted by others, including on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates;

•	regulatory developments or enforcement in the U.S. and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our company;

•	public concern over our drug candidates;

•	litigation;

•	future sales of our ordinary shares by us or by existing shareholders;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results;

•	overall fluctuations in U.S. equity markets;

•	our quarterly or annual results, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and ordinary share price performance of other comparable companies;

•	investor perception of our company and the drug development industry;

•	natural or environmental disasters that investors believe may affect us;

•	changes in tax laws or regulations applicable to our business or the interpretations of those tax laws and regulations by taxing authorities; or

•	fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2020, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 8,454,384.
If we are unable to maintain effective internal controls, our business could be adversely affected.
We are subject to the reporting and other obligations under the U.S. Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the U.S. Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, under Section 404(b) of the U.S. Sarbanes-Oxley Act, if we are either an “accelerated filer” or “large accelerated filer,” our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We, or our independent registered public accounting firm (if required), may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.
        We cannot provide assurance that a material weakness will not occur in the future, or that we will be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and the related rules and regulations of the SEC when required. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls. If we cannot in the future favorably assess, or our independent registered public accounting firm (if required), is unable to provide an unqualified attestation report on, the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our share price. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would have an adverse effect on our business, financial position and results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Offer Letter, dated February 18, 2020, between Prothena Biosciences Inc and Brandon S. Smith					X

10.2#	Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

10.3#	Option Award Agreement, dated March 2, 2020, between Prothena Corporation plc and Brandon S. Smith under the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

10.4(a)
Understanding Related to License, Development, and Commercialization Agreement, dated as of March 1, 2020, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
X

10.4(b)†	License Agreement, dated as of March 1, 2020, between Prothena Biosciences Limited and F. Hoffmann-La Roche Ltd.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________

#	Indicates management contract or compensatory plan or arrangement.

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

†
Certain information in this exhibit (indicated by asterisks) has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 6, 2020	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer