Form 10-Q
period 2020-06-30
PROTHENA CORP PUBLIC LTD CO
filed 2020-08-06
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 39,911,413 as of July 31, 2020.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$333,942	$375,723
Accounts receivable	56	68
Prepaid expenses and other current assets	7,125	2,584
Total current assets	341,123	378,375
Non-current assets:
Property and equipment, net	3,215	3,874
Operating lease right-of-use assets	20,570	23,274
Deferred tax assets	11,017	9,956
Restricted cash, non-current	2,704	2,704
Other non-current assets	304	1,085
Total non-current assets	37,810	40,893
Total assets	$378,933	$419,268
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,124	$1,242
Accrued research and development	6,152	5,826
Income taxes payable, current	221	5
Lease liability, current	5,304	5,101
Other current liabilities	4,743	5,540
Total current liabilities	18,544	17,714
Non-current liabilities:
Deferred revenue, non-current	110,242	110,242
Lease liability, non-current	15,150	17,838
Other liabilities	553	553
Total non-current liabilities	125,945	128,633
Total liabilities	144,489	146,347
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2020 and December 31, 2019
Issued and outstanding shares — none at June 30, 2020 and December 31, 2019
Ordinary shares, $0.01 par value:	399	399
Authorized shares — 100,000,000 at June 30, 2020 and December 31, 2019
Issued and outstanding shares — 39,911,413 and 39,898,561 at June 30, 2020 and December 31, 2019, respectively
Additional paid-in capital	955,781	944,407
Accumulated deficit	(721,736)	(671,885)
Total shareholders’ equity	234,444	272,921
Total liabilities and shareholders’ equity	$378,933	$419,268
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$145	$167	$286	$353
License revenue	50	—	50	—
Total revenue	195	167	336	353
Operating expenses:
Research and development	17,271	9,583	32,519	22,879
General and administrative	9,656	9,081	19,397	18,986
Restructuring credits	—	—	—	(61)
Total operating expenses	26,927	18,664	51,916	41,804
Loss from operations	(26,732)	(18,497)	(51,580)	(41,451)
Other income (expense):
Interest income	179	2,296	1,316	4,600
Other income (expense), net	16	235	(8)	218
Total other income, net	195	2,531	1,308	4,818
Loss before income taxes	(26,537)	(15,966)	(50,272)	(36,633)
Provision for (benefit from) income taxes	(255)	(156)	(421)	42
Net loss	$(26,282)	$(15,810)	$(49,851)	$(36,675)
Basic and diluted net loss per share	$(0.66)	$(0.40)	$(1.25)	$(0.92)
Shares used to compute basic and diluted net loss per share	39,911	39,872	39,910	39,868
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(49,851)	$(36,675)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	765	772
Share-based compensation	11,223	12,482
Deferred income taxes	(1,061)	(784)
Amortization of right-of-use assets	2,704	2,603
Changes in operating assets and liabilities:
Accounts receivable	12	2
Prepaid and other assets	(3,760)	(15,593)
Accounts payable, accruals and other liabilities	589	10,414
Restructuring liability	—	(461)
Operating lease liabilities	(2,485)	(2,298)
Net cash used in operating activities	(41,864)	(29,538)
Investing activities
Purchases of property and equipment	(68)	(200)
Proceeds from disposal of fixed assets	—	8
Net cash used in investing activities	(68)	(192)
Financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	151	215
Net cash provided by financing activities	151	215
Net decrease in cash, cash equivalents and restricted cash	(41,781)	(29,515)
Cash, cash equivalents and restricted cash, beginning of the year	378,427	431,715
Cash, cash equivalents and restricted cash, end of the period	$336,646	$402,200

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$417	$755

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$43	$12
Right-of-use assets recorded upon adoption of ASC 842	$—	$28,530
Reduction of build-to-suit lease obligation upon adoption of ASC 842	$—	$(51,546)
Reduction of amounts capitalized under build-to-suit lease upon adoption of ASC 842	$—	$(46,760)
Reduction of capitalized interest under build-to-suit lease upon adoption of ASC 842	$—	$(1,099)
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$333,942	$398,144
Restricted cash, current	—	1,352
Restricted cash, non-current	2,704	2,704
Total cash, cash equivalents and restricted cash, end of the period	$336,646	$402,200

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2020	39,911,413	$399	$950,094	$(695,454)	$255,039
Share-based compensation	—	—	5,687	—	5,687
Issuance of ordinary shares upon exercise of stock options	—	—	—	—	—
Net loss	—	—	—	(26,282)	(26,282)
Balances at June 30, 2020	39,911,413	$399	$955,781	$(721,736)	$234,444

	Three Months Ended June 30, 2019
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2019	39,864,561	$399	$926,804	$(615,073)	312,130
Share-based compensation	—	—	6,277	—	6,277
Issuance of ordinary shares upon exercise of stock options	32,000	—	210	—	210
Net loss	—	—	—	(15,810)	(15,810)
Balances at June 30, 2019	39,896,561	$399	$933,291	$(630,883)	$302,807

	Six Months Ended June 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	39,898,561	$399	$944,407	$(671,885)	$272,921
Share-based compensation	—	—	11,223	—	11,223
Issuance of ordinary shares upon exercise of stock options	12,852	—	151	—	151
Net loss	—	—	—	(49,851)	(49,851)
Balances at June 30, 2020	39,911,413	$399	$955,781	$(721,736)	$234,444

	Six Months Ended June 30, 2019
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	39,863,711	$399	$920,594	$(597,995)	$322,998
Cumulative adjustment to accumulated deficit upon adoption of ASC 842	—	—	—	3,787	3,787
Share-based compensation	—	—	12,482	—	12,482
Issuance of ordinary shares upon exercise of stock options	32,850	—	215	—	215
Net loss	—	—	—	(36,675)	(36,675)
Balances at June 30, 2019	39,896,561	$399	$933,291	$(630,883)	$302,807
See accompanying Notes to Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage neuroscience company with expertise in protein dysregulation and a diverse pipeline of investigational therapeutics for neurodegenerative and rare peripheral amyloid diseases. Fueled by our deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Prothena's partnered programs include prasinezumab (PRX002/RG7935), in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau, TDP-43 and an undisclosed target in collaboration with Bristol-Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), frontotemporal dementia (FTD) or other neurodegenerative diseases. The Company's proprietary programs include PRX004 for the potential treatment of ATTR amyloidosis, and programs that target Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease.

The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of June 30, 2020, the Company had an accumulated deficit of $721.7 million and cash and cash equivalents of $333.9 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2020, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Bristol-Myers Squibb, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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

2.Summary of Significant Accounting Policies
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2020, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

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
As of June 30, 2020, $3.2 million of the Company’s property and equipment, net were held in the U.S. and none were in Ireland. As of December 31, 2019, $3.9 million of the Company's property and equipment, net were held in the U.S. and none were in Ireland.
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
3.Fair Value Measurements
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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $287.0 million and $338.2 million in money market funds included in cash and cash equivalents at June 30, 2020, and December 31, 2019, respectively.
4.Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Machinery and equipment	$9,334	$9,312
Leasehold improvements	1,261	1,261
Purchased computer software	1,392	1,308
	11,987	11,881
Less: accumulated depreciation and amortization	(8,772)	(8,007)
Property and equipment, net	$3,215	$3,874

Depreciation expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and related expenses	$3,355	$4,818
Professional services	715	400
Other	673	322
Other current liabilities	$4,743	$5,540

5.Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2020, and 2019, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(26,282)	$(15,810)	$(49,851)	$(36,675)
Denominator:
Weighted-average ordinary shares outstanding	39,911	39,872	39,910	39,868
Net loss per share:
Basic and diluted net loss per share	$(0.66)	$(0.40)	$(1.25)	$(0.92)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options to purchase ordinary shares	8,672	7,168	8,672	7,168

6. Commitments and Contingencies
Lease Commitments

The Company adopted ASC 842, Leases effective January 1, 2019. Prior period amounts have not been adjusted and continued to be reported in accordance with the Company’s historical accounting under ASC 840. For lease arrangements entered prior to the adoption of ASC 842, right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee, in which such improvements are deemed to be owned by the lessor, are viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $1.6 million and $3.2 million for the three and six months ended June 30, 2020, respectively, and $1.6 million and $3.2 million three and six months ended June 30, 2019, respectively. Total cash paid against the operating lease liability was $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively, and $1.4 million and $2.9 million three and six months ended June 30, 2019, respectively.

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
As of June 30, 2020, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below, a nominal operating lease for medical monitoring equipment and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 3.50 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. The Lease is considered an operating lease under ASC 842. Prior to the Company's adoption of ASC 842, this Lease was considered a build-to-suit lease.

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

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of June 30, 2020, none of the remaining standby letter of credit amount of $2.7 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. There was no change in the accounting of the Sub-Sublease of the Current SSF Facility upon the Company's adoption of ASC 842. For the three and six months ended June 30, 2020, the Company recorded $0.7 million and $1.5 million, respectively, and $0.7 million and $1.5 million three and six months ended June 30, 2019, respectively, of sub-lease rental income as an offset to its operating expenses.

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
As of June 30, 2020, the Company is obligated to make lease payments over the remaining term of the Dublin Lease of approximately €10,000, or $11,000 as converted using an exchange rate as of June 30, 2020.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of June 30, 2020, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2020 (6 months)	3,040	1,438
2021	6,165	2,944
2022	6,350	3,047
2023	6,535	3,019
Total	22,090	$10,448
Less: Present value adjustment	(1,625)
Nominal lease payments	(11)
Lease liability	$20,454

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2020 and 2019.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2020, the Company had non-cancelable purchase commitments to suppliers for $4.0 million of which $0.4 million is included in accrued current liabilities, and contractual obligations under license agreements of $1.1 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2020 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Purchase Obligations (1)	$3,959	$3,959	$—	$—	$—	$—	$—
Contractual obligations under license agreements (2)	1,075	285	95	80	80	70	465
Total	$5,034	$4,244	$95	$80	$80	$70	$465
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

As of June 30, 2020, and December 31, 2019, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of June 30, 2020, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of June 30, 2020, there were no remaining Research Services performance obligations.
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

Revenue and Expense Recognition

The Company recognized $0.1 million and $0.3 million as collaboration revenue from Roche for the three and six months ended June 30, 2020, respectively, as compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $4.5 million and $8.5 million in R&D expenses for payments made to Roche during the three and six months ended June 30, 2020, respectively, as compared to $1.1 million and $4.0 million for the three and six months ended June 30, 2019, respectively. The Company had accounts receivable from Roche of $4,000 and $2,000 at June 30, 2020 and December 31, 2019, respectively.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three and six months ended June 30, 2020, and 2019.

8. Shareholders' Equity
Ordinary Shares
As of June 30, 2020, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,911,413 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2020, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2020. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

9. Share-Based Compensation
2018 Long Term Incentive Plan
In May 2018, the Company’s shareholders approved the 2018 Long Term Incentive Plan. In May 2020, the Company's shareholders approved an amendment to the 2018 Long Term Incentive Plan (as amended, the “2018 LTIP”) to increase the number of ordinary shares available for issuance under that Plan by 1,500,000 ordinary shares. Under the 2018 LTIP, the number of ordinary shares authorized for issuance under the 2018 LTIP is equal to the sum of (a) 3,300,000 ordinary shares, (b) 1,177,933 ordinary shares that were available for issuance under the 2012 LTIP as of the May 15, 2018, effective date of the 2018 LTIP, and (c) any ordinary shares subject to issued and outstanding awards under the 2012 Long Term Incentive Plan (the “2012 LTIP”) that expire, are cancelled or otherwise terminate following the effective date of the 2018 LTIP; provided, that no more than 2,500,000 ordinary shares may be issued pursuant to the exercise of ISOs. The 2018 LTIP provides for the grant of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options under the 2018 LTIP may be granted for periods up to ten years. All options issued to date have had a ten year life.
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
2020 Employment Inducement Incentive Plan
On February 25, 2020, the Company's Board of Directors approved the 2020 Employment Inducement Incentive Plan. On April 1, 2020, the Company's Board of Directors approved an amendment to the 2020 Employment Inducement Incentive Plan (as amended, the "2020 EIIP") to increase the ordinary shares available for issuance under that Plan by 120,000 ordinary shares. The 2020 EIIP provides for the grant of NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, or other share or cash-based awards to eligible individuals. Options under the 2020 EIIP may be granted for periods up to ten years. All options issued to date have had a ten year life. As of June 30, 2020, the number of ordinary shares authorized for issuance under the 2020 EIIP was 360,000 and no ordinary shares remained available for future awards under the 2020 EIIP, although the Company's Board of Directors reserves the right to amend the 2020 EIIP to increase the number of ordinary shares available and to make additional awards to key new hires.
Shares Available for Grant
The Company granted 263,500 and 145,000 options during the three months ended June 30, 2020, and 2019, respectively, and 1,718,950 and 997,975 options during the six months ended June 30, 2020 and 2019, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of June 30, 2020, 1,402,179 ordinary shares remained available for grant under the 2018 LTIP, and options to purchase 8,672,205 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $21.09 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2024 related to unvested share-based payment awards at June 30, 2020, is $41.8 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.63 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020, and 2019 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$2,058	$2,100	$4,075	$4,199
General and administrative	3,629	4,177	7,148	8,283
Total share-based compensation expense	$5,687	$6,277	$11,223	$12,482
The Company recognized tax benefits from share-based awards of $1.1 million and $1.2 million for the three months ended June 30, 2020, and 2019, and $2.2 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.
The fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2020, and 2019 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	79.6%	81.5%	81.2%	81.5%
Risk-free interest rate	0.4%	2.2%	1.1%	2.5%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$7.52	$6.58	$8.19	$9.06

The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,008,403	$23.34	7.24	$11,901
Granted	1,718,950	11.87
Exercised	(12,852)	11.76
Forfeited	(20,960)	11.44
Expired	(21,336)	33.61
Outstanding at June 30, 2020	8,672,205	$21.09	7.37	$2,426
Vested and expected to vest at June 30, 2020	8,194,918	$21.50	7.27	$2,407
Vested at June 30, 2020	4,500,202	$26.35	6.04	$2,254
The total intrinsic value of options exercised was approximately none and $103,000 during the three months ended June 30, 2020, and 2019, respectively, and $35,000 and $109,000 during the six months ended June 30, 2020 and 2019, respectively, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $255,000 and $421,000 for the three and six months ended June 30, 2020, respectively, as compared to an income tax benefit of $156,000 and an income tax provision of $42,000 for the three and six months ended June 30, 2019, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and net tax shortfall from cancellations of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
Pursuant to ASU 2016-09, the Company recorded a net tax shortfall of a nominal amount and $0.1 million for the three and six months ended June 30, 2020, respectively, and a net tax shortfall of $0.3 million and $1.0 million for the three and six months ended June 30, 2019, respectively, all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations. The Company’s income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise dates of its option awards.
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
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested. The Company's Swiss subsidiary, Prothena Switzerland GmbH ("PSG") has ceased operations and the Company finalized the liquidation of PSG in May 2020. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S.) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. taxes withheld, and as of June 30, 2020, the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.

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
Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties listed below as well as those discussed under Part II Item 1A - Risk Factors of this Form 10-Q:
•our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;
•our operating losses;
•our ability to successfully complete research and development of our drug candidates;
•our ability to develop, manufacture and commercialize products;
•our collaborations with third parties, including Roche and Bristol-Myers Squibb;
•our ability to protect our patents and other intellectual property;
•our ability to hire and retain key employees;
•tax treatment of our separation from Elan and subsequent distribution of our ordinary shares;
•our ability to maintain financial flexibility and sufficient cash, cash equivalents and investments and other assets capable of being monetized to meet our liquidity requirements;
•potential disruptions in the U.S. and global capital and credit markets;
•government regulation of our industry;
•the volatility of the market price of our ordinary shares;
•the outbreak of the novel strain of coronavirus SARS-CoV-2; and
•business disruptions.
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

Overview

Prothena Corporation plc (“Prothena” or the “Company”) is a clinical-stage company with expertise in protein dysregulation and a diverse pipeline of novel investigational therapeutics with the potential to change the course of devastating neurodegenerative and rare peripheral amyloid diseases. Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our partnered programs include prasinezumab (PRX002/RG7935), in collaboration with Roche for the potential treatment of

Parkinson’s disease and other related synucleinopathies, and programs that target tau, TDP-43 and an undisclosed target in collaboration with Bristol-Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), frontotemporal dementia (FTD) or other neurodegenerative diseases. Our proprietary programs include PRX004 for the potential treatment of ATTR amyloidosis, and programs that target Aβ (Amyloid beta) for the potential treatment of Alzheimer’s disease.

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

The study was designed with 80% power and a one-sided alpha of 0.10 to detect a 37.5% relative between group reduction from baseline to week 52 on the primary endpoint (i.e., the Movement Disorder Society-Unified Parkinson's Disease Rating Scale (MDS-UPDRS) total score (parts I, II and III) vs placebo in Part 1 of the study). Part 2 of the study is ongoing. Prasinezumab was generally well tolerated with a favorable safety profile.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K.
Recent Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in our 2019 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three months ended June 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Collaboration revenue	$145	$167	(13)%
License revenue	50	—	n/m
Total revenue	$195	$167	17%

	Six Months Ended June 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Collaboration revenue	$286	$353	(19)%
License revenue	$50	$—	n/m
Total revenue	$336	$353	(5)%
_____________
n/m = not meaningful
Total revenue was $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Roche License Agreement for more information.
License revenue includes revenue from the transfer of license technology to a third party.

Operating Expenses

	Three months ended June 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Research and development	17,271	9,583	80%
General and administrative	9,656	9,081	6%
Total operating expenses	26,927	18,664	44%

	Six Months Ended June 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Research and development	32,519	22,879	42%
General and administrative	19,397	18,986	2%
Restructuring credits	—	(61)	(100)%
Total operating expenses	51,916	41,804	24%

Total operating expenses consist of R&D expenses, G&A expenses and restructuring credits. Our operating expenses were $26.9 million and $51.9 million for the three and six months ended June 30, 2020, respectively, and $18.7 million and $41.8 million for the three and six months ended June 30, 2019, respectively.

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
Research and Development Expenses
Our R&D expense increased by $7.7 million or 80%, for the three months ended June 30, 2020, and increased by $9.6 million, or 42%, for the six months ended June 30, 2020, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2020 was primarily due to higher collaboration expense with Roche related to the prasinezumab program and higher manufacturing costs (primarily related to the tau, Aβ and PRX004 programs).
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, prasinezumab, PRX003 and PRX004) and other R&D expenses for the three and six months ended June 30, 2020 and 2019 and the cumulative amounts to date (in thousands):

	Three months ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2020	2019	2020	2019
NEOD001 (1)	$1,825	$116	$2,885	$735	$313,161
Prasinezumab (PRX002/RG7935)(2)	5,008	1,649	9,352	5,064	88,754
PRX003 (3)	24	18	(264)	82	58,903
PRX004 (4)	2,950	3,823	6,778	8,168	70,386
Other R&D (5)	7,464	3,977	13,768	8,830
	$17,271	$9,583	$32,519	$22,879
(1)Cumulative R&D costs to date for NEOD001 include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. In April 2018, we announced that we were discontinuing development of NEOD001. Since that date we have incurred costs associated with the close out of NEOD001 studies and ongoing evaluation of NEOD001.
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three and six months ended June 30, 2020, $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2019, $0.2 million and $0.4 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.
(3)Cumulative R&D costs to date for PRX003 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Based on the Phase 1b multiple ascending dose study results announced in September 2017, we announced that we will not advance PRX003 into mid-stage clinical development for psoriasis or psoriatic arthritis as previously planned.
(4)Cumulative R&D costs to date for PRX004 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(5)Other R&D is comprised of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial.
We expect our R&D expenses to increase in 2020 over the prior year, primarily due to investments in our neuroscience programs.

General and Administrative Expenses
Our G&A expenses increased by $0.6 million, or, 6%, for the three months ended June 30, 2020, and increased by $0.4 million, or 2%, for the six months ended June 30, 2020, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2020, compared to the prior year, was primarily due to higher costs for our director and officer insurance premiums and higher legal and accounting fees offset in part by lower personnel costs (including share-based compensation expense).

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
Other Income (Expense)

	Three months ended June 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Interest income	$179	$2,296	(92)%
Other income, net	16	235	(93)%
Total other income, net	$195	$2,531	(92)%

	Six Months Ended June 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Interest income	$1,316	$4,600	(71)%
Other income (expense), net	(8)	218	(104)%
Total other income, net	$1,308	$4,818	(73)%

Interest income decreased by $2.1 million, or 92%, for the three months ended June 30, 2020, and decreased by $3.3 million, or 71%, for the six months ended June 30, 2020, compared to the same periods in the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates and lower cash and money market balances. Other income (expense), net for the three and six months ended June 30, 2020 and 2019, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three months ended June 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(255)	$(156)	63%

	Six Months Ended June 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(421)	$42	(1,102)%

The benefit from income taxes for the three months ended June 30, 2020 and 2019 was $255,000 and $156,000, respectively. The benefit from income taxes for the six months ended June 30, 2020 was $421,000 and the provision for income taxes for six months ended June 30, 2019 was $42,000. The benefit from income taxes increased by $99,000 for the three months ended June 30, 2020, and the provision for income tax decreased by $463,000 for the six months ended June 30, 2020, compared to the same periods in the prior year. The change in provision for (benefit from) income taxes for the three and six months ended June 30, 2020, as compared to the same period in the prior year, was primarily due to a decrease in tax shortfall related to higher stock option cancellations in the prior year, offset in part by a higher projected effective tax rate largely driven by an increase in the amount disallowed as tax deductions related to compensation of certain executives during the year. Our income tax expense will continue to be impacted by fluctuations in stock price between the grant dates and the exercise or cancellation dates of stock options.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources
Overview

	June 30,	December 31,
	2020	2019
Working capital	$322,579	$360,661
Cash and cash equivalents	333,942	375,723
Total assets	378,933	419,268
Total liabilities	144,489	146,347
Total shareholders’ equity	234,444	272,921
Working capital was $322.6 million as of June 30, 2020, a decrease of $38.1 million from working capital of $360.7 million as of December 31, 2019. This decrease in working capital during the six months ended June 30, 2020, was primarily due to cash use of $51.9 million for operating expenses (adjusted to exclude non-cash charges).
As of June 30, 2020, we had $333.9 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of June 30, 2020, $132.3 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Six Months Ended June 30, 2020 and 2019
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(41,864)	$(29,538)
Net cash used in operating activities	(68)	(192)
Net cash provided by financing activities	151	215
Net decrease in cash, cash equivalents and restricted cash	$(41,781)	$(29,515)
Cash Used in Operating Activities
Net cash used in operating activities was $41.9 million for the six months ended June 30, 2020, primarily due to use of $51.9 million for operating expenses (adjusted to exclude non-cash charges), cash paid for prepaid expenses and other current assets and operating lease payments.
Net cash used in operating activities was $29.5 million for the six months ended June 30, 2019, was primarily due to $41.8 million for operating expenses (adjusted to exclude non-cash charges) and a decrease in accounts payable, accruals and other liabilities and operating lease liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $68,000 and $192,000 for the six months ended June 30, 2020 and 2019, respectively. Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $151,000 and $215,000 for the six months ended June 30, 2020 and 2019, respectively, which were proceeds from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At June 30, 2020, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of June 30, 2020, consisted of minimum cash payments under operating leases of $22.1 million, purchase obligations of $4.0 million (of which $0.4 million is included in accrued current liabilities), and contractual obligations under license agreements of $1.1 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $22.1 million remains outstanding as of June 30, 2020.
In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The initial lease term expired in November 2019. We renewed such lease in August 2019 for one year and the current term expires on November 30, 2020. As of June 30, 2020, we are obligated to make lease payments over the remaining term of the lease of approximately €10,000, or $11,000 as converted using an exchange rate as of June 30, 2020.

The following is a summary of our contractual obligations as of June 30, 2020 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases (1)	$22,090	$3,040	$6,165	$6,350	$6,535	$—	$—
Purchase obligations	3,959	3,959	—	—	—	—	—
Contractual obligations under license agreements (2)	1,075	285	95	80	80	70	465
Total	$27,124	$7,284	$6,260	$6,430	$6,615	$70	$465

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $8,000 and a gain on foreign currency exchange rate differences of $218,000 during the six months ended June 30, 2020, and 2019, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2020, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $77.7 million, $155.6 million, and $153.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 2 PASADENA clinical trial for prasinezumab (PRX002/RG7935) being conducted by Roche and our Phase 1 clinical trial for PRX004, and possibly initiate additional clinical trials for these and other programs;
•develop and possibly commercialize our product candidates, including prasinezumab and PRX004;
•undertake nonclinical development of other product candidates and initiate clinical trials, if supported by nonclinical data; and
•pursue our early stage research and seek to identify additional drug candidates; and
•potentially acquire rights from third parties to drug candidates or technologies through licenses, acquisitions or other means.
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
As of June 30, 2020, we had cash and cash equivalents of $333.9 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results and costs of our clinical trials, including the Phase 2 clinical trial for prasinezumab and our Phase 1 clinical trial for PRX004;
•the timing, initiation, progress, results and costs of these and our other research, development and possible commercialization activities;
•the results of our research, nonclinical and clinical studies;
•the costs of manufacturing our drug candidates for clinical development as well as for future commercialization needs;

•if and when appropriate, the costs of preparing for commercialization of our drug candidates;
•the costs of preparing, filing, and prosecuting patent applications, and maintaining, enforcing, and defending intellectual property-related claims;
•our ability to establish research, development, commercialization and/or strategic collaborations, licensing or other arrangements;
•the timing, receipt and amount of any capital investments, cost-sharing contributions or reimbursements, milestone payments or royalties that we might receive under current or potential future collaborations;
•the costs to satisfy our obligations under current and potential future collaborations; and
•the timing, receipt and amount of revenues or royalties, if any, from any approved drug candidates.
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
In the pharmaceutical industry, the research and development process is lengthy and involves a high degree of risk and uncertainty. This process is conducted in various stages and, during each stage, there is substantial risk that product candidates in our research and development pipeline will experience difficulties, delays or failures. This makes it difficult to estimate the total costs to complete our clinical trials and to estimate anticipated completion dates with any degree of accuracy, which raises concerns that attempts to quantify costs and provide estimates of timing may be misleading by implying a greater degree of certainty than actually exists.
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
If adequate funds are not available on a timely basis, we may be required to:
•terminate or delay clinical trials or other development activities for one or more of our drug candidates;
•delay arrangements for activities that may be necessary to commercialize our drug candidates;
•curtail or eliminate our drug research and development programs that are designed to identify new drug candidates; or
•cease operations.
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
•we experience delays or interruptions in our business operations due to our key personnel, or a significant number of our personnel, becoming infected with COVID-19 and therefore being unable to work, even remotely, for an extended period of time;
•the clinical development programs pursued by us and our collaboration partners (including the development of PRX004 and prasinezumab) are delayed or interrupted, including as a result of (1) interruptions of supply to clinical study sites of drug candidate or other equipment or materials, (2) inability or unwillingness of site investigators or other study personnel to travel to study sites, dispense drug candidate, or otherwise treat or monitor study participants or follow study protocols, or conduct necessary data collection or verification, (3) inability or unwillingness of study participants to travel to clinical study sites, receive infusions, or otherwise continue to participate in the study or (4) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•we, or our collaboration partners, are delayed in or prevented from initiating new clinical studies of current or prospective drug candidates because of (1) delays or difficulties contracting with essential third-party vendors (such as contract research organizations), (2) delays or difficulties enlisting site investigators or initiating clinical study sites, (3) delays or difficulties recruiting or enrolling study participants, or (4) delays or difficulties supplying drug candidate to clinical study sites;
•interruption or delays in the operations of the U.S. Food and Drug Administration (the “FDA”) and comparable foreign regulatory agencies which impact review, inspection, and approval timelines for any of our development programs;
•the pandemic adversely affects our collaboration partners, Roche and/or Celgene (now part of Bristol-Myers Squibb (“BMS”)), in way that adversely impacts our collaborations with them;
•business development opportunities become more limited or difficult to undertake;
•our costs significantly increase to manage impacts to our business to complete our planned operations within our projected timelines;
•changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or discontinuation of the clinical trials altogether;
•we experience delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; or
•our liquidity needs are adversely impacted by the economic effects of the pandemic on financial markets.

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
There is no assurance that the results of the current Phase 2 clinical trial for prasinezumab and Phase 1 clinical trial for PRX004 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. Despite our efforts, our drug candidates may not:
•offer improvement over existing treatment options;
•be proven safe and effective in clinical trials; or
•meet applicable regulatory standards.
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
Furthermore, we have not marketed, distributed or sold any products. Our success will, in addition to the factors discussed above, depend on the successful commercialization of our drug candidates, which may require:
•obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers;
•developing the marketing and sales capabilities, internal and/or in collaboration with pharmaceutical companies or contract sales organizations, to market and sell any approved drug; and

•acceptance of any approved drug in the medical community and by patients and third-party payers.
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
Research, development, commercialization and/or strategic collaborations, including those that we have with Roche and BMS, are subject to numerous risks, which include the following:
•collaborators may have significant control or discretion in determining the efforts and resources that they will apply to a collaboration, and might not commit sufficient efforts and resources or might misapply those efforts and resources;
•we may have limited influence or control over the approaches to research, development and/or commercialization of products candidates in the territories in which our collaboration partners lead research, development and/or commercialization;
•collaborators might not pursue research, development and/or commercialization of collaboration product candidates or might elect not to continue or renew research, development and/or commercialization programs based on nonclinical and/or clinical trial results, changes in their strategic focus due to the acquisition of competing products, availability of funding or other factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators might delay, provide insufficient resources to, or modify or stop research or clinical development for collaboration product candidates or require a new formulation of a product candidate for clinical testing;
•collaborators could develop or acquire products outside of the collaboration that compete directly or indirectly with our product candidates or require a new formulation of a product candidate for nonclinical and/or clinical testing;
•collaborators with sales, marketing and distribution rights to one or more product candidates might not commit sufficient resources to sales, marketing and distribution or might otherwise fail to successfully commercialize those product candidates;
•collaborators might not properly maintain or defend our intellectual property rights or might use our intellectual property improperly or in a way that jeopardizes our intellectual property or exposes us to potential liability;
•collaboration activities might result in the collaborator having intellectual property covering our activities or product candidates, which could limit our rights or ability to research, develop and/or commercialize our product candidates;
•collaborators might not be in compliance with laws applicable to their activities under the collaboration, which could impact the collaboration or us;
•disputes might arise between us and a collaborator that could cause a delay or termination of the collaboration or result in costly litigation that diverts management attention and resources; and
•collaborations might be terminated, which could result in a need for additional capital to pursue further research, development and/or commercialization of our product candidates.
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
We cannot predict whether we will encounter problems with the Phase 2 clinical trial for prasinezumab, our Phase 1 clinical trial for PRX004 or any other future clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
•conditions imposed on us by the FDA, the EMA or other comparable regulatory authorities regarding the scope or design of our clinical trials;
•delays in obtaining, or our inability to obtain, required approvals from institutional review boards (“IRBs”) or other reviewing entities at clinical sites selected for participation in our clinical trials;
•insufficient supply or deficient quality of our drug candidates or other materials necessary to conduct our clinical trials;
•delays in obtaining regulatory authority agreement for the conduct of our clinical trials;
•lower than anticipated enrollment and/or retention rate of subjects in our clinical trials, which can be impacted by a number of factors, including size of patient population, design of trial protocol, trial length, eligibility criteria, perceived risks and benefits of the drug candidate, patient proximity to trial sites, patient referral practices of physicians, availability of other treatments for the relevant disease and competition from other clinical trials;
•slower than expected rates of events in trials with a composite primary endpoint that is event-based;
•serious and unexpected drug-related side effects experienced by subjects in clinical trials; or
•failure of our third-party contractors and collaborators to meet their contractual obligations to us or otherwise meet their development or other objectives in a timely manner.
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
Clinical trials may also be delayed or terminated as a result of ambiguous or negative data or results. In addition, a clinical trial may be delayed, suspended or terminated by us, the FDA, the EMA or other comparable regulatory authorities, the IRBs at the sites where the IRBs are overseeing a trial, or the safety oversight committee overseeing the clinical trial at issue due to a number of factors, including:
•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•inspection of the clinical trial operations or trial sites by the FDA, the EMA or other regulatory authorities resulting in the imposition of a clinical hold on or imposition of additional conditions for the conduct of the trial;
•interpretation of data by the FDA, the EMA or other regulatory authorities;
•requirement by the FDA, the EMA or other regulatory authorities to perform additional studies;
•failure to achieve primary or secondary endpoints or other failure to demonstrate efficacy or adequate safety;
•unforeseen safety issues; or
•lack of adequate funding to continue the clinical trial.
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
Our drug candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA, the EMA or comparable regulatory authorities may disagree with the design, implementation or conduct of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, the EMA or comparable regulatory authorities that a drug candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA or comparable regulatory authorities for approval;
•we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, the EMA or comparable regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a Biologic License Application (“BLA”) to the FDA, a Marketing Authorization Application (“MAA”) to the EMA or similar applications to comparable regulatory authorities;
•the FDA, the EMA or comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or
•the approval policies or regulations of the FDA, the EMA or comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Both before and after regulatory approval to market a particular drug candidate, adverse event reporting, manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record keeping and reporting related to the product are subject to extensive, ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with current good manufacturing practice (“cGMP”) requirements and current good clinical practice (“cGCP”) requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or not previously observed in clinical trials, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA, the EMA and other comparable regulatory authorities could subject us to administrative or judicially imposed sanctions, including:
•restrictions on the marketing of our products or their manufacturing processes;
•warning letters;
•civil or criminal penalties;
•fines;
•injunctions;
•product seizures or detentions;
•import or export bans;
•voluntary or mandatory product recalls and related publicity requirements;
•suspension or withdrawal of regulatory approvals;
•total or partial suspension of production; and
•refusal to approve pending applications for marketing approval of new products or supplements to approved applications.
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
•regulatory authorities may withdraw their approval of the product;
•regulatory authorities may require the addition of labeling statements, such as contraindications, warnings or precautions, or impose additional safety monitoring or reporting requirements;
•we may be required to change the way the product is administered, conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
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
Even if any drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain broad market acceptance among physicians, healthcare payers, patients and the medical community. The degree of market acceptance for any approved drug candidate will depend on a number of factors, including:
•the indication and label for the product and the timing of introduction of competitive products;
•demonstration of clinical safety and efficacy compared to other products;
•prevalence, frequency and severity of adverse side effects;
•availability of coverage and adequate reimbursement from managed care plans and other third-party payers;
•convenience and ease of administration;
•cost-effectiveness;
•other potential advantages of alternative treatment methods; and
•the effectiveness of marketing and distribution support of the product.
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
U.S. and other governments continue to propose and pass legislation designed to reduce the cost of healthcare. In the U.S., we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the U.S. will continue to put pressure on pharmaceutical product pricing. For example, in 2010, the U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Law”), was enacted. The Healthcare Reform Law substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the Healthcare Reform Law of importance to the pharmaceutical industry are the following:
•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the minimum rebates a manufacturer must pay under the U.S. Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•expansion of healthcare fraud and abuse laws, including the U.S. False Claims Act and the U.S. Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
•a new Medicare Part D coverage gap discount program, under which manufacturers must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•a licensure framework for follow-on biologic products;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•new requirements under the federal Open Payments program and its implementing regulations;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
Furthermore, many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target the same indications we are targeting with our research and development program. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Many of our competitors have:
•significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize drug candidates;
•more extensive experience in nonclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;
•drug candidates that have been approved or are in late-stage clinical development; and/or
•collaborative arrangements in our target markets with leading companies and research institutions.
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
Our operations and activities are directly, or indirectly through our service providers and collaborators, subject to numerous healthcare and other laws and regulations, including, without limitation, those relating to anti-bribery, anti-kickback, fraud and abuse, false claims, physician payment transparency and health information privacy and security, in the U.S., the EU and other countries and jurisdictions in which we conduct our business. These laws include:
•the U.S. Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•U.S. federal and state false claims laws, including the False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and under the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) imposes obligations, including mandatory contractual terms, on certain types of individuals and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications;
•the U.S. Physician Payment Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to “payments or other transfers of value” made to physicians and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members;
•laws and regulations that apply to sales or marketing arrangements; apply to healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines; that restrict payments that may be made to healthcare providers; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•similar and other laws and regulations in the U.S. (federal, state and local), in the EU (including member countries) and other countries and jurisdictions.
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
The use of our drug candidates in clinical trials and the sale of any products for which we obtain marketing approval will expose us to the risk of product liability and clinical trial liability claims. Product liability claims might be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products. Clinical trial liability claims may be filed against us for damages suffered by clinical trial subjects or their families. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•decreased demand for any approved drug candidates;
•impairment of our business reputation;
•withdrawal of clinical trial participants;
•costs of related litigation;
•distraction of management’s attention;
•substantial monetary awards to patients or other claimants; and
•loss of revenues; and the inability to successfully commercialize any approved drug candidates.
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
Rentschler Biopharma SE (“Rentschler”) is our third-party manufacturer of clinical supplies of our drug candidate PRX004. We are dependent on Rentschler to manufacture these clinical supplies in order to initiate any other clinical trial for PRX004.
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
In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:
•the patentability of our inventions relating to our drug candidates; and/or
•the enforceability, validity or scope of protection offered by our patents relating to our drug candidates.
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
If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:
•incur substantial monetary damages;
•encounter significant delays in bringing our drug candidates to market; and/or
•be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment requiring licenses.
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
Our ordinary shares commenced trading on The Nasdaq Global Market on December 21, 2012 and currently trade on The Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:
•our ability to obtain financing as needed;
•progress in and results from our ongoing or future nonclinical research and clinical trials;
•our collaborations with third parties, including with Roche and BMS;
•failure or delays in advancing our nonclinical drug candidates or other drug candidates we may develop in the future into clinical trials;
•results of clinical trials conducted by others, including on drugs that would compete with our drug candidates;
•issues in manufacturing our drug candidates;
•regulatory developments or enforcement in the U.S. and other countries;
•developments or disputes concerning patents or other proprietary rights;
•introduction of technological innovations or new commercial products by our competitors;
•changes in estimates or recommendations by securities analysts, if any, who cover our company;
•public concern over our drug candidates;
•litigation;
•future sales of our ordinary shares by us or by existing shareholders;
•general market conditions;
•changes in the structure of healthcare payment systems;
•failure of any of our drug candidates, if approved, to achieve commercial success;
•economic and other external factors or other disasters or crises;
•period-to-period fluctuations in our financial results;
•overall fluctuations in U.S. equity markets;
•our quarterly or annual results, or those of other companies in our industry;
•announcements by us or our competitors of significant acquisitions or dispositions;
•the operating and ordinary share price performance of other comparable companies;
•investor perception of our company and the drug development industry;
•natural or environmental disasters that investors believe may affect us;
•changes in tax laws or regulations applicable to our business or the interpretations of those tax laws and regulations by taxing authorities; or
•fluctuations in the budgets of federal, state and local governmental entities around the world.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2020, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 10,074,384.
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
Under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the U.S. Internal Revenue Code, U.S. Treasury Regulations or other IRS guidance thereunder could adversely affect our status as a foreign corporation or otherwise affect our effective tax rate. For example, in 2017 the United States enacted tax reform that contained significant changes to corporate taxation, including a provision that would require capitalization and amortization of research and development costs in tax years beginning after December 31, 2021. In addition, the U.S. Congress, the IRS, the Organization for Economic Co-operation and Development and other governments and agencies in jurisdictions where we do business have recently focused on issues related to the taxation of multinational corporations, and specifically in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our business, financial condition, results of operations or growth prospects.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	First Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/22/2020	10.1

10.2#	First Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

10.3#	Form of Option Award Agreement under the Prothena Corporation plc 2020 Employment Inducement Incentive Plan (used beginning March 2, 2020)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	August 6, 2020	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer