Form 10-Q
period 2020-09-30
PROTHENA CORP PUBLIC LTD CO
filed 2020-11-04
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 39,921,413 as of October 30, 2020.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$314,525	$375,723
Accounts receivable	22	68
Prepaid expenses and other current assets	4,586	2,584
Restricted cash, current	1,352	—
Total current assets	320,485	378,375
Non-current assets:
Property and equipment, net	2,899	3,874
Operating lease right-of-use assets	19,197	23,274
Deferred tax assets	11,524	9,956
Restricted cash, non-current	1,352	2,704
Other non-current assets	327	1,085
Total non-current assets	35,299	40,893
Total assets	$355,784	$419,268
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,810	$1,242
Accrued research and development	7,617	5,826
Income taxes payable, current	258	5
Lease liability, current	5,408	5,101
Other current liabilities	5,629	5,540
Total current liabilities	21,722	17,714
Non-current liabilities:
Deferred revenue, non-current	110,242	110,242
Lease liability, non-current	13,753	17,838
Other liabilities	553	553
Total non-current liabilities	124,548	128,633
Total liabilities	146,270	146,347
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2020 and December 31, 2019
Issued and outstanding shares — none at September 30, 2020 and December 31, 2019
Ordinary shares, $0.01 par value:	399	399
Authorized shares — 100,000,000 at September 30, 2020 and December 31, 2019
Issued and outstanding shares — 39,921,413 and 39,898,561 at September 30, 2020 and December 31, 2019, respectively
Additional paid-in capital	961,428	944,407
Accumulated deficit	(752,313)	(671,885)
Total shareholders’ equity	209,514	272,921
Total liabilities and shareholders’ equity	$355,784	$419,268
 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$157	$205	$443	$558
License revenue	—	—	50	—
Total revenue	157	205	493	558
Operating expenses:
Research and development	21,605	12,486	54,124	35,365
General and administrative	9,398	8,691	28,795	27,677
Restructuring credits	—	—	—	(61)
Total operating expenses	31,003	21,177	82,919	62,981
Loss from operations	(30,846)	(20,972)	(82,426)	(62,423)
Other income (expense):
Interest income	43	2,034	1,359	6,634
Other income (expense), net	11	(42)	3	176
Total other income, net	54	1,992	1,362	6,810
Loss before income taxes	(30,792)	(18,980)	(81,064)	(55,613)
Provision for (benefit from) income taxes	(215)	468	(636)	510
Net loss	$(30,577)	$(19,448)	$(80,428)	$(56,123)
Basic and diluted net loss per share	$(0.77)	$(0.49)	$(2.02)	$(1.41)
Shares used to compute basic and diluted net loss per share	39,917	39,897	39,912	39,877
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(80,428)	$(56,123)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,152	1,164
Share-based compensation	16,806	18,298
Deferred income taxes	(1,568)	(751)
Amortization of right-of-use assets	4,077	3,923
Changes in operating assets and liabilities:
Accounts receivable	46	2
Prepaid and other assets	(1,244)	(15,033)
Accounts payable, accruals and other liabilities	3,669	13,993
Restructuring liability	—	(461)
Operating lease liabilities	(3,778)	(3,493)
Net cash used in operating activities	(61,268)	(38,481)
Investing activities
Purchases of property and equipment	(145)	(449)
Proceeds from disposal of fixed assets	—	8
Net cash used in investing activities	(145)	(441)
Financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	215	215
Net cash provided by financing activities	215	215
Net decrease in cash, cash equivalents and restricted cash	(61,198)	(38,707)
Cash, cash equivalents and restricted cash, beginning of the year	378,427	431,715
Cash, cash equivalents and restricted cash, end of the period	$317,229	$393,008

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$672	$1,200

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$37	$82
Right-of-use assets recorded upon adoption of ASC 842	$—	$28,530
Reduction of build-to-suit lease obligation upon adoption of ASC 842	$—	$(51,546)
Reduction of amounts capitalized under build-to-suit lease upon adoption of ASC 842	$—	$(46,760)
Reduction of capitalized interest under build-to-suit lease upon adoption of ASC 842	$—	$(1,099)
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$314,525	$390,304
Restricted cash, current	1,352	—
Restricted cash, non-current	1,352	2,704
Total cash, cash equivalents and restricted cash, end of the period	$317,229	$393,008

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2020	39,911,413	$399	$955,781	$(721,736)	$234,444
Share-based compensation	—	—	5,583	—	5,583
Issuance of ordinary shares upon exercise of stock options	10,000	—	64	—	64
Net loss	—	—	—	(30,577)	(30,577)
Balances at September 30, 2020	39,921,413	$399	$961,428	$(752,313)	$209,514

	Three Months Ended September 30, 2019
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2019	39,896,561	399	933,291	(630,883)	302,807
Share-based compensation	—	—	5,816	—	5,816
Net loss	—	—	—	(19,448)	(19,448)
Balances at September 30, 2019	39,896,561	$399	$939,107	$(650,331)	$289,175

	Nine Months Ended September 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	39,898,561	$399	$944,407	$(671,885)	$272,921
Share-based compensation	—	—	16,806	—	16,806
Issuance of ordinary shares upon exercise of stock options	22,852	—	215	—	215
Net loss	—	—	—	(80,428)	(80,428)
Balances at September 30, 2020	39,921,413	$399	$961,428	$(752,313)	$209,514

	Nine Months Ended September 30, 2019
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	39,863,711	$399	$920,594	$(597,995)	$322,998
Cumulative adjustment to accumulated deficit upon adoption of ASC 842	—	—	—	3,787	3,787
Share-based compensation	—	—	18,298	—	18,298
Issuance of ordinary shares upon exercise of stock options	32,850	—	215	—	215
Net loss	—	—	—	(56,123)	(56,123)
Balances at September 30, 2019	39,896,561	$399	$939,107	$(650,331)	$289,175
See accompanying Notes to Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a late-stage clinical company with expertise in protein dysregulation and a diverse pipeline of investigational therapeutics for neurodegenerative and rare peripheral amyloid diseases. Fueled by our deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Prothena's partnered programs include prasinezumab (PRX002/RG7935), in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43 and an undisclosed target in collaboration with Bristol-Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), frontotemporal dementia (FTD) or other neurodegenerative diseases. The Company's wholly-owned programs include PRX004 for the potential treatment of ATTR amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 that targets Aβ (Amyloid beta).

The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of September 30, 2020, the Company had an accumulated deficit of $752.3 million and cash and cash equivalents of $314.5 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at September 30, 2020, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Bristol-Myers Squibb, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2020, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

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
The receivables recorded in the Condensed Consolidated Balance Sheet include amounts due from a Roche entity located in Switzerland. Collaboration revenue recorded in the Condensed Consolidated Statements of Operations consists of reimbursement from Roche for research and development services. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
As of September 30, 2020, $2.9 million of the Company’s property and equipment, net were held in the U.S. and none were in Ireland. As of December 31, 2019, $3.9 million of the Company's property and equipment, net were held in the U.S. and none were in Ireland.
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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $254.1 million and $338.2 million in money market funds included in cash and cash equivalents at September 30, 2020, and December 31, 2019, respectively.
4.Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Machinery and equipment	$9,343	$9,312
Leasehold improvements	1,261	1,261
Purchased computer software	1,444	1,308
	12,048	11,881
Less: accumulated depreciation and amortization	(9,149)	(8,007)
Property and equipment, net	$2,899	$3,874

Depreciation expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and related expenses	$4,467	$4,818
Professional services	547	400
Other	615	322
Other current liabilities	$5,629	$5,540

5.Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2020, and 2019, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(30,577)	$(19,448)	$(80,428)	$(56,123)
Denominator:
Weighted-average ordinary shares outstanding	39,917	39,897	39,912	39,877
Net loss per share:
Basic and diluted net loss per share	$(0.77)	$(0.49)	$(2.02)	$(1.41)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options to purchase ordinary shares	8,795	7,185	8,795	7,185

6. Commitments and Contingencies
Lease Commitments

The Company adopted ASC 842, Leases effective January 1, 2019. Prior period amounts have not been adjusted and continued to be reported in accordance with the Company’s historical accounting under ASC 840. For lease arrangements entered prior to the adoption of ASC 842, right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee, in which such improvements are deemed to be owned by the lessor, are viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $1.6 million and $4.8 million for the three and nine months ended September 30, 2020, respectively, and $1.6 million and $4.8 million three and nine months ended September 30, 2019, respectively. Total cash paid against the operating lease liability was $1.5 million and $4.5 million for the three and nine months ended September 30, 2020, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 30, 2019, respectively.

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
As of September 30, 2020, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

Current SSF Facility

In March 2016, the Company entered into a noncancelable operating sublease (the “Lease”) to lease 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). Subsequently, in April 2016, the Company took possession of the Current SSF Facility. The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 3.25 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. The Lease is considered an operating lease under ASC 842. Prior to the Company's adoption of ASC 842, this Lease was considered a build-to-suit lease.

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

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of September 30, 2020, none of the remaining standby letter of credit amount of $2.7 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. There was no change in the accounting of the Sub-Sublease of the Current SSF Facility upon the Company's adoption of ASC 842. For the three and nine months ended September 30, 2020, the Company recorded $0.7 million and $2.2 million, respectively, and $0.7 million and $2.2 million three and nine months ended September 30, 2019, respectively, of sub-lease rental income as an offset to its operating expenses.

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

Dublin

The Company entered into an agreement to lease 133 square feet of office space in Dublin, Ireland (the "Dublin Lease"). The current lease term expires on November 30, 2021. The Dublin Lease also has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term but no less than three months, unless the agreement is cancelled by the Company. This operating lease is not included in the lease liability and operating lease right-of-use asset recorded due to its nominal amount.
As of September 30, 2020, the Company is obligated to make lease payments over the remaining term of the Dublin Lease of approximately €28,000, or $33,000 as converted using an exchange rate as of September 30, 2020.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of September 30, 2020, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2020 (3 months)	1,529	727
2021	6,191	2,944
2022	6,350	3,047
2023	6,535	3,019
Total	20,605	$9,737
Less: Present value adjustment	(1,411)
Nominal lease payments	(33)
Lease liability	$19,161

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2020 and 2019.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2020, the Company had non-cancelable purchase commitments to suppliers for $9.2 million of which $3.2 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.8 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2020 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Purchase Obligations (1)	$9,155	$9,155	$—	$—	$—	$—	$—
Contractual obligations under license agreements (2)	815	125	85	70	70	60	405
Total	$9,970	$9,280	$85	$70	$70	$60	$405
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

As of September 30, 2020, and December 31, 2019, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of September 30, 2020, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is $nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of September 30, 2020, there were no remaining Research Services performance obligations.
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

Revenue and Expense Recognition

The Company recognized $0.2 million and $0.4 million as collaboration revenue from Roche for the three and nine months ended September 30, 2020, respectively, as compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $3.8 million and $12.3 million in R&D expenses for payments made to Roche during the three and nine months ended September 30, 2020, respectively, as compared to $2.7 million and $6.7 million for the three and nine months ended September 30, 2019, respectively. The Company had accounts receivable from Roche of $2,000 and $2,000 at September 30, 2020 and December 31, 2019, respectively.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three and nine months ended September 30, 2020, and 2019.

8. Shareholders' Equity
Ordinary Shares
As of September 30, 2020, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 39,921,413 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2020, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2020. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
2020 Employment Inducement Incentive Plan
On February 25, 2020, the Company's Board of Directors approved the 2020 Employment Inducement Incentive Plan. On April 1, 2020, the Company's Board of Directors approved an amendment to the 2020 Employment Inducement Incentive Plan (as amended, the "2020 EIIP") to increase the ordinary shares available for issuance under that Plan by 120,000 ordinary shares. During the three months ended September 30, 2020, the 2020 EIIP was further amended to increase the ordinary shares available for issuance under that Plan by 120,000 ordinary shares. The 2020 EIIP provides for the grant of NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, or other share or cash-based awards to eligible individuals. Options under the 2020 EIIP may be granted for periods up to ten years. All options issued to date have had a ten year life. As of September 30, 2020, the number of ordinary shares authorized for issuance under the 2020 EIIP was 480,000 and no ordinary shares remained available for future awards under the 2020 EIIP, although the Company's Board of Directors reserves the right to amend the 2020 EIIP to increase the number of ordinary shares available and to make additional awards to key new hires.

Shares Available for Grant
The Company granted 147,000 and 292,500 options during the three months ended September 30, 2020, and 2019, respectively, and 1,865,950 and 1,290,475 options during the nine months ended September 30, 2020 and 2019, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of September 30, 2020, 1,389,154 ordinary shares remained available for grant under the 2018 LTIP and options to purchase 8,795,230 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $20.97 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2024 related to unvested share-based payment awards at September 30, 2020, is $36.8 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.48 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020, and 2019 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2,088	$1,955	$6,163	$6,154
General and administrative	3,495	3,861	10,643	12,144
Total share-based compensation expense	$5,583	$5,816	$16,806	$18,298
The Company recognized tax benefits from share-based awards of $1.1 million and $1.2 million for the three months ended September 30, 2020, and 2019, and $3.3 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively.
The fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2020, and 2019 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	79.6%	81.0%	81.1%	81.4%
Risk-free interest rate	0.3%	1.8%	1.0%	2.3%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$8.56	$7.09	$8.22	$8.61
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,008,403	$23.34	7.24	$11,901
Granted	1,865,950	11.94
Exercised	(22,852)	9.42
Forfeited	(34,935)	13.18
Expired	(21,336)	33.61
Outstanding at September 30, 2020	8,795,230	$20.97	7.37	$1,994
Vested and expected to vest at September 30, 2020	8,378,260	$21.34	7.07	$1,986
Vested at September 30, 2020	4,859,859	$25.93	6.26	$1,918
The total intrinsic value of options exercised was approximately $59,000 and nil during the three months ended September 30, 2020, and 2019, respectively, and $94,000 and $109,000 during the nine months ended September 30, 2020 and 2019, respectively, determined as of the date of exercise.

10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $215,000 and $636,000 for the three and nine months ended September 30, 2020, respectively, as compared to an income tax provision of $468,000 and $510,000 for the three and nine months ended September 30, 2019, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and net tax shortfall from cancellations of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
Pursuant to ASU 2016-09, the Company recorded a net tax shortfall of a nominal amount and $0.1 million for the three and nine months ended September 30, 2020, respectively, and a net tax shortfall of $0.9 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations.
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
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested. The Company's Swiss subsidiary, Prothena Switzerland GmbH (“PSG”) has ceased operations and the Company finalized the liquidation of PSG in May 2020. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S.) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. taxes withheld, and as of September 30, 2020, the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.

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

Overview

Prothena Corporation plc (“Prothena” or the “Company”) is a late-stage clinical company with expertise in protein dysregulation and a diverse pipeline of novel investigational therapeutics with the potential to change the course of devastating neurodegenerative and rare peripheral amyloid diseases. Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our partnered programs include prasinezumab (PRX002/RG7935), in collaboration with Roche for the potential treatment of

Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43 and an undisclosed target in collaboration with Bristol-Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), frontotemporal dementia (FTD) or other neurodegenerative diseases. Our wholly-owned programs include PRX004 for the potential treatment of ATTR amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 that targets Aβ (Amyloid beta).

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

Recent Developments

Prasinezumab (PRX002/RG7935) for the Potential Treatment of Parkinson’s Disease and other synucleinopathies

Prasinezumab is an investigational monoclonal antibody targeting alpha-synuclein designed to slow the progressive neurodegeneration associated with synuclein misfolding and/or the cell-to-cell transmission of the pathogenic, aggregated forms of synuclein in Parkinson’s disease and other synucleinopathies. Prasinezumab is the focus of a worldwide collaboration between Prothena and Roche, and Roche is conducting the ongoing Phase 2 PASADENA study in patients with early Parkinson’s disease. There are currently no disease-modifying treatments available that target the underlying cause of Parkinson’s disease and can slow its progression.

In September 2020, Roche presented data from Part 1 of the Phase 2 PASADENA study at the International Parkinson and Movement Disorder Society’s MDS Virtual Congress 2020. As previously reported, the study did not meet the primary objective, but signals of efficacy showing a reduction in disease progression were observed in both of the prasinezumab arms when compared to placebo. Prasinezumab is the first potentially disease-modifying, anti-alpha-synuclein antibody to demonstrate signals of efficacy on multiple pre-specified secondary and exploratory clinical endpoints, including measures of motor function and biomarkers, in patients with early Parkinson’s disease

In the PASADENA study, prasinezumab significantly reduced decline in motor function by 35% (pooled dose levels) vs. placebo after one year of treatment on the centrally rated assessment of Movement Disorder Society-Unified Parkinson's Disease Rating Scale (“MDS-UPDRS”) Part III, a clinical examination of motor function. Motor symptoms associated with Parkinson’s disease include slowness of movement (bradykinesia), tremor, rigidity, and gait. Prasinezumab-treated patients also demonstrated a significant delay in time to clinically meaningful worsening of motor progression on the site rated assessment of time to at least a 5-point progression on MDS-UPDRS Part III vs. placebo over one year, with a hazard ratio of 0.82 (pooled dose levels).

The clinical results from the PASADENA study are consistent with the expectation that both tested dose levels of prasinezumab saturate the target of aggregated alpha-synuclein in the brain of patients as was predicted based on preclinical studies and CNS exposure in the Phase 1b clinical study. Comparing the results of the pooled treatment arms vs. placebo, a pre-specified exploratory analysis of MDS-UPDRS, increases the overall sample size of prasinezumab treated patients and thereby increases the confidence in the observed effect. The statistical analyses were conducted in alignment with the powering to detect changes at a two-sided alpha of 0.20; thus p-values below 0.20 are considered significant. As previously reported, the primary endpoint of the study – change from baseline in the MDS-UPDRS total score (Parts I, II and III) at 52 weeks in each treatment group vs. the placebo group – was not met (pooled dose levels: –14.0%, –1.30, 80% CI=(–3.18, 0.58), p=0.38; low dose level: –21.5%, –2.02, 80% CI=(–4.21, 0.18); and high dose level: –6.6%, –0.62, 80% CI=(–2.82, 1.58)). As a result of the primary objective not meeting the criteria for statistical significance, subsequent nominal p-values are for descriptive purposes, without alpha control for multiple comparison.

Signals of efficacy were observed on multiple pre-specified secondary and exploratory clinical endpoints including change from baseline in MDS-UPDRS Part III in prasinezumab-treated patients vs. placebo at 52 weeks by central rating (pooled dose levels: –35.0%, –1.88, 80% CI=(–3.31, –0.45), p=0.09; low dose level: –45.4%, –2.44, 80% CI=(–4.09, –0.78); and high dose level: –24.7%, –1.33, 80% CI=(–2.99, 0.34)) and by site rating (pooled dose levels: –25.0%, –1.44, 80% CI=(–2.83, –0.06), p=0.18; low dose level: –33.8%, –1.88, 80% CI=(–3.49, –0.27); and high dose level: –18.2%, –1.02, 80% CI=(–2.64, 0.61)). MDS-UPDRS Part III is a clinical examination of motor function that assesses motor symptoms associated with Parkinson’s disease. Prasinezumab also delayed time to clinically meaningful worsening of motor progression in prasinezumab-treated patients vs. placebo over 52 weeks as demonstrated by site rating of time to at least a 5-point progression in MDS-UPDRS Part III (pooled dose levels: HR=0.82, 80% CI=0.64 to 0.99, p=0.17; low dose level: HR=0.77, 80% CI=0.63 to 0.96; and high dose level: HR=0.87, CI=0.70 to 1.07).

Additional signals of efficacy on bradykinesia and, separately, a digital motor score developed by Roche using a novel smartphone technology further extended the results shown on MDS-UPDRS Part III. Signals of efficacy were observed on change from baseline on bradykinesia in prasinezumab-treated patients vs. placebo at 52 weeks by site rating (pooled dose levels: –27.0%, –0.75, 80% CI=(–1.62, 0.11); low dose level: –38.3%, –1.07, 80% CI=(–2.07, –0.07); and high dose level: –15.7%, –0.44, 80% CI=(–1.45, 0.56)). Bradykinesia is one of the cardinal symptoms of Parkinson’s disease and is assessed as a component of the MDS-UPDRS Part III clinical motor examination. Positive signals on motor function were also confirmed by digital measures of progression as assessed by the digital motor score, a composite score built from 80% bradykinesia features and 20% resting tremor features. Prasinezumab-treated patients demonstrated reduced motor progression as measured by a slope analysis of the digital motor score vs. placebo at 52 weeks (pooled dose levels: –25.0%, –0.030, 80% CI=(–0.050, –0.010); low dose level: –30.3%,–0.040, 80% CI=(–0.063, –0.017); and high dose level: –21.5%, –0.029, 80% CI=(–0.052, –0.006)).

Consistent signals favoring prasinezumab were also demonstrated at both dose levels on Montreal Cognitive Assessment (“MoCA”), a screening assessment of cognitive function. On average, patients in the PASADENA study were in the cognitively normal range at baseline and prasinezumab treated patients showed an improvement in MoCA score. MoCA is a 30 point-scale and a higher score indicates better cognitive performance. Consistent signals favoring prasinezumab were also demonstrated with both dose levels on Clinical Global Impression of Improvement (“CGI-I”) and Patient Global Impression of Change (“PGI-C”), two assessments of global impression of change. On both the CGI-I and PGI-C, assessments that measure change in health state by the clinician and patient respectively, prasinezumab-treated patients demonstrated a reduced risk of worsening.

In an analysis of cerebral blood flow, assessed by changes in magnetic resonance-arterial spin labeling (“MRI-ASL”) in a subset of patients, prasinezumab-treated patients showed improvement in cerebral blood flow in the putamen, an area of the brain associated with the loss of dopaminergic terminals and presence of alpha-synuclein pathology in Parkinson’s disease, suggesting an impact on the underlying biology implicated in disease progression. On endpoints that minimally progressed over 52 weeks, signals favoring prasinezumab were not observed, including on MDS-UPDRS Part I or Part II, the The Schwab and England Activities of Daily Living scale, and DaT-SPECT endpoints.

Prasinezumab was found to be generally safe and well tolerated, with the majority of adverse events reported as mild or moderate and similar across placebo and both treatment arms. The majority of reported Adverse Events (“AE”) (92%) were mild (grade 1-2). A single grade 4 AE was reported and deemed to be unrelated to study drug. There were no grade 5 AEs.

Based on positive signals of efficacy consistent with disease modification in the Phase 2 PASADENA study, Roche and Prothena plan to advance prasinezumab into a Phase 2b study in patients with early Parkinson’s disease. The study will be designed to further assess the efficacy of prasinezumab by expanding upon the patient population enrolled in PASADENA to include patients with early Parkinson’s disease on stable levodopa therapy. Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development.

Phase 2 PASADENA Study Design

PASADENA is a two-part Phase 2 clinical study in early Parkinson’s disease patients that is being conducted by Roche. Part 1 is a randomized, double-blind, placebo-controlled, three-arm study that enrolled 316 patients to evaluate the efficacy and safety of prasinezumab in patients over 52-weeks. In Part 1, patients were randomized on a 1:1:1 basis to receive one of two active doses (1500 mg or 4500/3500 mg, depending on body weight) of prasinezumab or placebo via intravenous infusion once every 4 weeks. Eligible patients were not on dopaminergic therapy and were not expected to require dopaminergic therapy for at least 52 weeks. Part 2 of the study, which is ongoing, is a 52-week blinded extension phase in which patients from the placebo arm of the study have been re-randomized onto one of two active doses on a 1:1 basis, so that all participants are on active treatment. Patients who were originally randomized to an active dose will continue at that dose level for an additional 52 weeks. In Part 2, patients are allowed to start dopaminergic therapy. Any patient who medically required initiation of dopaminergic therapy during Part 1 has had their subsequent data censored for the primary endpoint analysis.

The primary endpoint of the PASADENA study is change from baseline in the MDS-UPDRS total score (Parts I, II and III) at the completion of Part 1 (52-weeks) in each treatment group vs the placebo group. The signal-detection study was designed to include 100 patients per arm, resulting in 80% power and two-sided alpha of 0.20, to detect a 37.5% relative change in MDS-UPDRS total score between groups from baseline to week 52. A pre-specified exploratory analysis compares the results of the two pooled treatment arms vs. placebo. More information about the PASADENA study can be found on clinicaltrials.gov by searching NCT #03100149.

The 52-week blinded extension of the study (Part 2 of the Phase 2 PASADENA Study) is ongoing. COVID-19 has caused some participants to miss assessments in Part 2 of the study. Mitigation efforts have been put in place to ensure patient safety, and the situation is improving in most geographies. Roche continues to monitor the situation carefully to minimize patient risk and the impact on the study.

Discovery and Preclinical Development Alzheimer’s Disease Portfolio

In November 2020, Prothena presented preclinical data from two programs in its Alzheimer’s disease portfolio, a next generation anti-Aβ antibody for subcutaneous administration to improve convenience and patient access, and a multi-immunogen Aβ-Tau vaccine, at the 13th Clinical Trials on Alzheimer’s Disease Conference 2020. The two programs are part of Prothena’s portfolio of Alzheimer’s disease programs including antibodies, vaccine and small molecule approaches to address unmet needs including more convenient dosing, patient access, and prevention.

Novel anti-Aβ antibody

Prothena has developed anti-Aβ antibodies with greater potency that retain or improve on key attributes that are thought to underlie the observed efficacy of N-terminally directed therapeutics such as aducanumab, with the aim of offering similar or improved efficacy with sub-cutaneous dosing regimen. Prothena antibodies demonstrated a higher binding strength to amyloid than aducanumab; specifically, a 5- to 11-fold greater affinity/avidity for fibrillar Aβ than aducanumab while also neutralizing soluble, toxic (i.e., oligomeric) Aβ species. Prothena antibodies were also shown to recognize Aβ pathology to a greater extent than aducanumab, demonstrating more extensive plaque area binding at lower antibody concentrations, which are estimated to be clinically relevant exposures in the central nervous system following systemic dosing.

Multi-Immunogen Aβ-Tau Vaccine

Prothena is developing a multi-immunogen vaccine (“MIV”) that targets essential epitopes within the Aβ and Tau proteins. The MIV is a single vaccine and is being developed for the prevention and treatment of Alzheimer’s disease. The Aβ-tau MIV generates polyclonal responses against essential epitopes with the N-terminal of Aβ and specific regions of tau to promote amyloid clearance and blockade of tau transmission. Immunohistochemistry using sera from immunized animals showed an appropriate and balanced immune response with antibodies that react to both Aβ plaques and Tau tangles and at concentrations expected to be reached in CNS following immunization and resultant titer generation.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K.
Recent Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in our 2019 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Collaboration revenue	$157	$205	(23)%
Total revenue	$157	$205	(23)%

	Nine Months Ended September 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Collaboration revenue	$443	$558	(21)%
License revenue	$50	$—	n/m
Total revenue	$493	$558	(12)%
_____________
n/m = not meaningful
Total revenue was $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Roche License Agreement for more information.
License revenue includes revenue from the transfer of license technology to a third party.

Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Research and development	21,605	12,486	73%
General and administrative	9,398	8,691	8%
Total operating expenses	31,003	21,177	46%

	Nine Months Ended September 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Research and development	54,124	35,365	53%
General and administrative	28,795	27,677	4%
Restructuring credits	—	(61)	(100)%
Total operating expenses	82,919	62,981	32%

Total operating expenses consist of R&D expenses, G&A expenses and restructuring credits. Our operating expenses were $31.0 million and $82.9 million for the three and nine months ended September 30, 2020, respectively, and $21.2 million and $63.0 million for the three and nine months ended September 30, 2019, respectively.

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
Research and Development Expenses
Our R&D expense increased by $9.1 million or 73%, for the three months ended September 30, 2020, and increased by $18.8 million, or 53%, for the nine months ended September 30, 2020, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2020 was primarily due to higher manufacturing costs (primarily related to the tau, NEOD001, Aβ and PRX004 programs), higher collaboration expense with Roche related to the prasinezumab program and higher R&D consulting expenses.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were NEOD001, prasinezumab, PRX003 and PRX004) and other R&D expenses for the three and nine months ended September 30, 2020 and 2019 and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2020	2019	2020	2019
NEOD001 (1)	$4,840	$221	$7,725	$956	$318,001
Prasinezumab (PRX002/RG7935)(2)	4,254	3,331	13,606	8,395	93,008
PRX003 (3)	28	34	(236)	116	58,931
PRX004 (4)	2,565	4,754	9,343	12,922	72,951
Other R&D (5)	9,918	4,146	23,686	12,976
	$21,605	$12,486	$54,124	$35,365
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
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs and, through December 31, 2017, is net of reimbursements from Roche for development and supply services recorded as an offset to R&D expense. For the three and nine months ended September 30, 2020, $0.2 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2019, $0.2 million and $0.6 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
We expect our R&D expenses to increase for the full year ended December 31, 2020 over the prior year, primarily due to investments in our neuroscience programs.

General and Administrative Expenses
Our G&A expenses increased by $0.7 million, or, 8%, for the three months ended September 30, 2020, and increased by $1.1 million, or 4%, for the nine months ended September 30, 2020, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2020, compared to the prior year, was primarily due to higher costs for our director and officer insurance premiums offset in part by lower share-based compensation expense.

We expect our G&A expenses to increase for the full year ended December 31, 2020 compared to the prior year, primarily related to increases in our director and officer insurance premiums.

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
Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Interest income	$43	$2,034	(98)%
Other income, net	11	(42)	(126)%
Total other income, net	$54	$1,992	(97)%

	Nine Months Ended September 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Interest income	$1,359	$6,634	(80)%
Other income (expense), net	3	176	(98)%
Total other income, net	$1,362	$6,810	(80)%

Interest income decreased by $2.0 million, or 98%, for the three months ended September 30, 2020, and decreased by $5.3 million, or 80%, for the nine months ended September 30, 2020, compared to the same periods in the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates and lower cash and money market balances. Other income (expense), net for the three and nine months ended September 30, 2020 and 2019, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(215)	$468	(146)%

	Nine Months Ended September 30,		Percentage Change
	2020	2019
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(636)	$510	(225)%

The benefit from income taxes for the three months ended September 30, 2020 was $215,000 and the provision for income taxes for the three months ended September 30, 2019 was $468,000. The benefit from income taxes for the nine months ended September 30, 2020 was $636,000 and the provision for income taxes for nine months ended September 30, 2019 was $510,000. The benefit from income taxes increased by $683,000 and $1,146,000 for the three and nine months ended September 30, 2020, compared to the same periods in the prior year. The change in provision for (benefit from) income taxes for the three and nine months ended September 30, 2020, was primarily due to a decrease in tax shortfall related to higher stock option cancellations in the prior year.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	September 30,	December 31,
	2020	2019
Working capital	$298,763	$360,661
Cash and cash equivalents	314,525	375,723
Total assets	355,784	419,268
Total liabilities	146,270	146,347
Total shareholders’ equity	209,514	272,921
Working capital was $298.8 million as of September 30, 2020, a decrease of $61.9 million from working capital of $360.7 million as of December 31, 2019. This decrease in working capital during the nine months ended September 30, 2020, was primarily due to cash use of $82.9 million for operating expenses (adjusted to exclude non-cash charges).
As of September 30, 2020, we had $314.5 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of September 30, 2020, $145.0 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Nine Months Ended September 30, 2020 and 2019
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(61,268)	$(38,481)
Net cash used in investing activities	(145)	(441)
Net cash provided by financing activities	215	215
Net decrease in cash, cash equivalents and restricted cash	$(61,198)	$(38,707)
Cash Used in Operating Activities
Net cash used in operating activities was $61.3 million for the nine months ended September 30, 2020, primarily due to use of $82.9 million for operating expenses (adjusted to exclude non-cash charges of approximately $20.5 million).
Net cash used in operating activities was $38.5 million for the nine months ended September 30, 2019, was primarily due to $63.0 million for operating expenses (adjusted to exclude non-cash charges of approximately $22.6 million).
Cash Used in Investing Activities
Net cash used in investing activities was $145,000 and $441,000 for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $215,000 and $215,000 for the nine months ended September 30, 2020 and 2019, respectively, which were proceeds from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At September 30, 2020, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of September 30, 2020, consisted of minimum cash payments under operating leases of $20.6 million, purchase obligations of $9.2 million (of which $3.2 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.8 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.

In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $20.6 million remains outstanding as of September 30, 2020.
In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The initial lease term expired in November 2019. The lease was renewed in August 2019 and again in August 2020, each for one year periods. The current term expires on November 30, 2021. As of September 30, 2020, we are obligated to make lease payments over the remaining term of the lease of approximately €28,000, or $33,000 as converted using an exchange rate as of September 30, 2020.

The following is a summary of our contractual obligations as of September 30, 2020 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases (1)	$20,605	$1,529	$6,191	$6,350	$6,535	$—	$—
Purchase obligations(2)	$10,434	10,434	—	—	—	—	—
Contractual obligations under license agreements (3)	815	125	85	70	70	60	405
Total	$31,854	$12,088	$6,276	$6,420	$6,605	$60	$405

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Includes additional binding purchase commitments of approximately $1.3 million under a manufacturing service agreement.
(3) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a gain on foreign currency exchange rate differences of approximately $3,000 and $176,000 during the nine months ended September 30, 2020, and 2019, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2020, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2020, we had cash and cash equivalents of $314.5 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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

The COVID-19 pandemic has adversely affected our business and could have a material adverse effect on our liquidity, results of operations, financial condition or business, including our nonclinical and clinical development programs.
The outbreak of the novel strain of coronavirus SARS-CoV-2, which causes coronavirus disease (“COVID-19”), has evolved into a global pandemic. While it is not possible at this time to estimate the overall impact that COVID-19 could have on our business, the continued rapid spread of COVID-19, and the measures taken by the governments and local authorities of affected countries and local jurisdictions, has disrupted our Phase 2 clinical trial for prasinezumab and our Phase 1 clinical trial for PRX004 and could disrupt and delay our planned clinical trials, our research and nonclinical studies, the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and materially adversely impact our liquidity, results of operations, financial condition or business, including the following:
•our Phase 2 clinical trial for prasinezumab has been disrupted and this and other clinical trials pursued by us and our collaboration partners may be further delayed or interrupted, including as a result of (1) interruptions of supply to clinical trial sites of drug candidate or other equipment or materials, (2) inability or unwillingness of site investigators or other study personnel to travel to study sites, dispense drug candidate, or otherwise treat or monitor study participants or follow study protocols, or conduct necessary data collection or verification, (3) inability or unwillingness of study participants to travel to clinical trial sites, receive infusions, or otherwise continue to participate in the study or (4) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•we, or our collaboration partners, may be delayed in or prevented from initiating new clinical trials of current or prospective drug candidates because of (1) delays or difficulties contracting with essential third-party vendors (such as contract research organizations), (2) delays or difficulties enlisting site investigators or initiating clinical trial sites, (3) delays or difficulties recruiting or enrolling study participants, or (4) delays or difficulties supplying drug candidate to clinical trial sites;
•we may experience delays or interruptions in our business operations due to our key personnel, or a significant number of our personnel, becoming infected with COVID-19 and therefore being unable to work, even remotely, for an extended period of time;
•interruption or delays in the operations of the U.S. Food and Drug Administration (the “FDA”) and comparable foreign regulatory agencies may impact review, inspection, and approval timelines for any of our development programs;
•the pandemic may adversely affect our collaboration partners, Roche and/or Bristol-Myers Squibb (“BMS”), in way that adversely impacts our collaborations with them;
•business development opportunities may become more limited or difficult to undertake;
•our costs may significantly increase to manage impacts to our business to complete our planned operations within our projected timelines;
•changes in local regulations as part of a response to COVID-19 may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or discontinuation of the clinical trials altogether;
•we may experience delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; or
•our liquidity needs may be adversely impacted by the economic effects of the pandemic on financial markets.

Any one or more of these risks could have a material adverse effect on our liquidity, results of operations, financial condition or business, including the progress of, and timelines for, our nonclinical and clinical development programs.
In addition, the spread of COVID-19 has caused a broad impact globally, and may materially affect us economically. For example, if the subtenant to the office space that we subleased in South San Francisco, California defaults on its payment obligations, we will not receive sublease income to offset our lease payments to the landlord of the South San Francisco office space until such time as we are able to secure a new subtenant and enter into a new sublease agreement. The spread of COVID-19 has had a negative impact on the commercial real estate market and there can be no assurance that we would be able to re-sublet the space for the same rent that the current subtenant is obligated to pay us or at all.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union (“EU”) on January 31, 2020, and entered into a transition period during which it will continue its ongoing and complex negotiations with the EU relating to the future trading relationship between the parties.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Rentschler Biopharma SE (“Rentschler”) is our third-party manufacturer of clinical supplies of our drug candidate PRX004. We are dependent on Rentschler to manufacture these clinical supplies in order to initiate any subsequent clinical trials for PRX004.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2020, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 10,184,384.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Third Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	November 4, 2020	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer