Form 10-Q
period 2021-03-31
PROTHENA CORP PUBLIC LTD CO
filed 2021-05-11
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35676
______________________________________
PROTHENA CORPORATION PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
______________________________________

Ireland	98-1111119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

77 Sir John Rogerson’s Quay, Block C
Grand Canal Docklands
Dublin 2,	D02 VK60,	Ireland
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 44,175,792 as of May 4, 2021.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2021

Note Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.
These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal of building a protein dysregulation platform; the treatment potential and proposed mechanisms of action of drug candidates; plans for future clinical studies of our drug candidates; our collaborations with Roche and Bristol Myers Squibb and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline; and our anticipated need for additional capital.
Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties set forth below, those discussed under Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission:
•our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;
•our operating losses;
•our ability to successfully complete research and development of our drug candidates;
•our ability to develop, manufacture and commercialize products;
•our collaborations with third parties, including Roche and Bristol Myers Squibb;
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

Summary of Risks Affecting Our Business
Our business is subject to numerous risks and uncertainties. The following summary highlights some of the risks you should consider with respect to our business and prospects. These risks are described more fully in Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business, our prospects, and your investment in our ordinary shares.
•We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
•We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize drug candidates.
i

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$342,993	$295,380
Accounts receivable	1	15
Prepaid expenses and other current assets	7,955	2,537
Restricted cash, current	1,352	1,352
Total current assets	352,301	299,284
Non-current assets:
Property and equipment, net	2,295	2,551
Operating lease right-of-use assets	16,411	17,811
Deferred tax assets	7,022	11,644
Restricted cash, non-current	1,352	1,352
Other non-current assets	338	333
Total non-current assets	27,418	33,691
Total assets	$379,719	$332,975
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,212	$4,117
Accrued research and development	9,355	9,044
Income taxes payable, current	—	36
Lease liability, current	5,617	5,512
Other current liabilities	4,272	7,139
Total current liabilities	23,456	25,848
Non-current liabilities:
Deferred revenue, non-current	110,242	110,242
Lease liability, non-current	10,884	12,326
Other liabilities	553	553
Total non-current liabilities	121,679	123,121
Total liabilities	145,135	148,969
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2021 and December 31, 2020
Issued and outstanding shares — none at March 31, 2021 and December 31, 2020
Ordinary shares, $0.01 par value:	442	399
Authorized shares — 100,000,000 at March 31, 2021 and December 31, 2020
Issued and outstanding shares — 44,175,792 and 39,921,413 at March 31, 2021 and December 31, 2020, respectively
Additional paid-in capital	1,053,906	966,636
Accumulated deficit	(819,764)	(783,029)
Total shareholders’ equity	234,584	184,006
Total liabilities and shareholders’ equity	$379,719	$332,975

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$110	$141
License revenue	50	—
Total revenue	160	141
Operating expenses:
Research and development	21,144	15,248
General and administrative	11,125	9,741
Total operating expenses	32,269	24,989
Loss from operations	(32,109)	(24,848)
Other income (expense):
Interest income, net	11	1,137
Other income (expense), net	23	(24)
Other income, net	34	1,113
Loss before income taxes	(32,075)	(23,735)
Provision for (benefit from) income taxes	4,660	(166)
Net loss	$(36,735)	$(23,569)
Basic and diluted net loss per share	$(0.91)	$(0.59)
Shares used to compute basic and diluted net loss per share	40,250	39,909
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(36,735)	$(23,569)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	304	384
Share-based compensation	6,176	5,536
Deferred income taxes	4,622	(495)
Amortization of right-of-use assets	1,400	1,345
Changes in operating assets and liabilities:
Accounts receivable	14	(106)
Prepaid and other assets	(5,259)	(4,278)
Accounts payable, accruals and other liabilities	(2,851)	(748)
Operating lease liabilities	(1,337)	(1,236)
Net cash used in operating activities	(33,666)	(23,167)
Investing activities
Purchases of property and equipment	(48)	(22)
Net cash used in investing activities	(48)	(22)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	78,367	—
Proceeds from issuance of ordinary shares upon exercise of stock options	2,960	151
Net cash provided by financing activities	81,327	151
Net increase (decrease) in cash, cash equivalents and restricted cash	47,613	(23,038)
Cash, cash equivalents and restricted cash, beginning of the year	298,084	378,427
Cash, cash equivalents and restricted cash, end of the period	$345,697	$355,389

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$402	$417

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$24
Receivable from option exercises	$123	$—
Offering costs included in accounts payable and accrued liabilities	$313	$—
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$342,993	$352,685
Restricted cash, current	1,352	—
Restricted cash, non-current	1,352	2,704
Total cash, cash equivalents and restricted cash, end of the period	$345,697	$355,389

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	39,921,413	$399	$966,636	$(783,029)	$184,006
Share-based compensation	—	—	6,176	—	6,176
Issuance of ordinary shares upon exercise of stock options	229,379	3	3,080	—	3,083
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,014	—	78,054
Net loss	—	—	—	(36,735)	(36,735)
Balances at March 31, 2021	44,175,792	$442	$1,053,906	$(819,764)	$234,584

	Three Months Ended March 31, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	39,898,561	399	944,407	(671,885)	272,921
Share-based compensation	—	—	5,536	—	5,536
Issuance of ordinary shares upon exercise of stock options	12,852	—	151	—	151
Net loss	—	—	—	(23,569)	(23,569)
Balances at March 31, 2020	39,911,413	$399	$950,094	$(695,454)	$255,039
See accompanying Notes to Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a late-stage clinical company with a robust pipeline of novel investigational therapeutics built on protein dysregulation expertise with the potential to change the course of devastating rare peripheral amyloid and neurodegenerative diseases.
Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, PRX004 for the potential treatment of ATTR amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 that targets Aβ (Amyloid beta). The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43 and an undisclosed target in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS).
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of March 31, 2021, the Company had an accumulated deficit of $819.8 million and cash and cash equivalents of $343.0 million.
In March 2021, the Company sold an aggregate of 4,025,000 ordinary shares for net proceeds of approximately $78.1 million, after deducting the underwriting discount and estimated offering expenses, in an underwritten public offering.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at March 31, 2021, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Bristol Myers Squibb, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
2.Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “2020 Form 10-K”). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2021, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

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
As of March 31, 2021, $2.3 million of the Company’s property and equipment, net were held in the U.S. and none were in Ireland. As of December 31, 2020, $2.6 million of the Company's property and equipment, net were held in the U.S. and none were in Ireland.
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
Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2021 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $273.1 million and $226.1 million in money market funds included in cash and cash equivalents at March 31, 2021, and December 31, 2020, respectively.
4.Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$9,350	$9,343
Leasehold improvements	1,318	1,278
Purchased computer software	1,424	1,423
	12,092	12,044
Less: accumulated depreciation and amortization	(9,797)	(9,493)
Property and equipment, net	$2,295	$2,551

Depreciation expense was $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,
	2021	2020
Payroll and related expenses	$3,516	$5,927
Professional services	510	696
Other	246	516
Other current liabilities	$4,272	$7,139

5.Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2021, and 2020, and therefore diluted net loss per share is equal to basic net loss per share.
Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(36,735)	$(23,569)
Denominator:
Weighted-average ordinary shares outstanding	40,250	39,909
Net loss per share:
Basic and diluted net loss per share	$(0.91)	$(0.59)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options to purchase ordinary shares	8,825	8,412

6. Commitments and Contingencies
Lease Commitments

The Company currently has two leases relating to its facilities in South San Francisco and Dublin, Ireland.

Current SSF Facility

The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 2.75 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. The Lease is considered an operating lease under ASC 842. Prior to the Company's adoption of ASC 842, this Lease was considered a build-to-suit lease.

The Company’s right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee, in which such improvements are deemed to be owned by the lessor, are viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $1.6 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. Total cash paid against the operating lease liability was $1.5 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

The discount rate used to determine the lease liability was 4.25%. To estimate the Company's collateralized incremental borrowing rate, the Company inquired with banks that had a business relationship with the Company. Furthermore, the Company's operating lease in Dublin is not included in the lease liability and right-of-use asset recorded due to its nominal amount. As of March 31, 2021, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.
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

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of March 31, 2021, none of the remaining standby letter of credit amount of $2.7 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three months ended March 31, 2021 and 2020, the Company recorded $0.7 million and $0.7 million, respectively, of sub-lease rental income as an offset to its operating expenses.

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
As of March 31, 2021, the Company is obligated to make lease payments over the remaining term of the Dublin Lease of approximately €16,000, or $19,000 as converted using an exchange rate as of March 31, 2021.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of March 31, 2021, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2021 (9 months)	4,662	2,216
2022	6,350	3,047
2023	6,535	3,019
2024	—	—
Total	17,547	$8,282
Less: Present value adjustment	(1,027)
Nominal lease payments	(19)
Lease liability	$16,501

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2021 and 2020.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2021, the Company had non-cancelable purchase commitments to suppliers for $11.9 million of which $3.6 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.7 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2021 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Purchase Obligations (1)	$11,921	$11,921	$—	$—	$—	$—	$—
Contractual obligations under license agreements (2)	740	135	70	70	60	60	345
Total	$12,661	$12,056	$70	$70	$60	$60	$345
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

As of March 31, 2021, and December 31, 2020, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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

Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of March 31, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of March 31, 2021 and December 31, 2020, there were no remaining Research Services performance obligations.
Post Contract Deliverables
Any development services provided by the Company after performance of the Development Service Obligation are not considered a contractual performance obligation under the License Agreement, since the License Agreement does not require the Company to provide any development services after completion of the Development Service Obligation. However, the collaboration’s Joint Steering Committee approved continued funding for additional development services to be provided by the Company (the “Additional Development Services”). Under the License Agreement the Company recognizes the reimbursements for Additional Development Services as collaboration revenue as earned.

Revenue and Expense Recognition

The Company recognized $0.1 million and $0.1 million as collaboration revenue from Roche for the three months ended March 31, 2021 and 2020, respectively. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $4.4 million and $3.9 million in R&D expenses for payments made to Roche during the three months ended March 31, 2021 and 2020, respectively. The Company had accounts receivable from Roche of $1,000 and $3,000 at March 31, 2021 and December 31, 2020, respectively.
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
Collaboration Agreement with Bristol Myers Squibb
Overview

On March 20, 2018, the Company, through its wholly owned subsidiary Prothena Biosciences Limited, entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Switzerland LLC (“Celgene”), a subsidiary of Celgene Corporation (which was acquired by Bristol Myers Squibb ("BMS") in November 2019), pursuant to which Prothena granted to Celgene a right to elect in its sole discretion to exclusively license rights both in the U.S. (the “US Rights”) and on a global basis (the “Global Rights”), with respect to the Company’s programs to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target (the “Collaboration Targets”). For each such program, BMS may exercise its US Rights at the IND filing, and if it so exercises such US Rights would also have a right to expand the license to Global Rights. If BMS exercises its US Rights for a program, then following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) the date on which BMS elects to assume responsibility for completing such Phase 1 clinical trials (at its cost), BMS would have decision making authority over development activities and all regulatory, manufacturing and commercialization activities in the U.S.

The Collaboration Agreement provided for Celgene making an upfront payment to the Company of $100.0 million which was received in April 2018, plus future potential license exercise payments and regulatory and commercial milestones for each program under the Collaboration Agreement, as well as royalties on net sales of any resulting marketed products. In connection with the Collaboration Agreement, the Company and Celgene entered into a Share Subscription Agreement on March 20, 2018, under which Celgene subscribed to 1,174,536 of the Company’s ordinary shares for a price of $42.57 per share, for a total of approximately $50.0 million.
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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three months ended March 31, 2021, and 2020.

8. Shareholders' Equity
Ordinary Shares
As of March 31, 2021, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 44,175,792 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2021, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2021. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
March 2021 Offering
In March 2021, the Company completed an underwritten public offering of an aggregate of 4,025,000 of its ordinary shares at a public offering price of $20.75 per ordinary share. The Company received aggregate net proceeds of approximately $78.1 million, after deducting the underwriting discount and offering costs.

9. Share-Based Compensation
2018 Long Term Incentive Plan
In May 2018, the Company’s shareholders approved the 2018 Long Term Incentive Plan. In May 2020, the Company's shareholders approved an amendment to the 2018 Long Term Incentive Plan (as amended, the “2018 LTIP”) to increase the number of ordinary shares available for issuance under that Plan by 1,500,000 ordinary shares. Under the 2018 LTIP, the number of ordinary shares authorized for issuance under the 2018 LTIP is equal to the sum of (a) 3,300,000 ordinary shares, (b) 1,177,933 ordinary shares that were available for issuance under the 2012 LTIP as of the May 15, 2018, effective date of the 2018 LTIP, and (c) any ordinary shares subject to issued and outstanding awards under the 2012 Long Term Incentive Plan (the “2012 LTIP”) that expire, are cancelled or otherwise terminate following the effective date of the 2018 LTIP; provided, that no more than 2,500,000 ordinary shares may be issued pursuant to the exercise of ISOs. The 2018 LTIP provides for the grant of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options under the 2018 LTIP may be granted for periods up to ten years. All options granted to date, with the exception of options granted pursuant to the Option Exchange (as discussed below), have had a ten year life.
Amended and Restated 2012 Long Term Incentive Plan
Prior to the effective date of the 2018 LTIP, employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, received equity awards under the 2012 LTIP. All options under the 2012 LTIP were granted for periods of ten years.
2020 Employment Inducement Incentive Plan
On February 25, 2020, the Company's Board of Directors approved the 2020 Employment Inducement Incentive Plan. The 2020 EIIP provides for the grant of NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, or other share or cash-based awards to eligible individuals. Options under the 2020 EIIP may be granted for periods up to ten years. All options issued to date have had a ten year life. As of December 31, 2020, the number of ordinary shares authorized for issuance under the 2020 EIIP was 710,000. During the three months ended March 31, 2021, the 2020 EIIP was further amended to increase the ordinary shares available for issuance under that Plan by 75,000 ordinary shares. As of March 31, 2021, the number of ordinary shares authorized for issuance under the 2020 EIIP was 785,000 and no ordinary shares remained available for future awards under the 2020 EIIP, although the Company's Board of Directors reserves the right to amend the 2020 EIIP to increase the number of ordinary shares available and to make additional awards to key new hires.
Shares Available for Grant
The Company granted 2,550,977 (1,372,587 of which were replacement options granted pursuant to the Option Exchange (as discussed below) and 1,455,450 options during the three months ended March 31, 2021, and 2020, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of March 31, 2021, 1,434,506 ordinary shares remained available for grant under the 2018 LTIP and options to purchase 8,825,499 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $16.23 per share.
2020 Option Exchange Program
On May 19, 2020, the Company's shareholders approved a proposal to allow for a one-time option exchange program (the "Option Exchange") designed to give its employees, including our named executive officers, and non-employee directors of the Company, who are employed by or providing services to the Company through the completion of the Option Exchange, the opportunity to exchange eligible options for new replacement options with an exercise price equal to the fair market value of the Company’s ordinary shares on the date the replacement options are granted. Any new replacement options would be subject to a new initial one-year vesting period from the replacement option grant date and after such initial one-year vesting period would vest in substantially equal installments on the remaining original vesting dates of each exchanged option. Additionally, any new replacement options would have a term equal to the remaining term of the applicable exchanged option.
On November 9, 2020, the Company commenced the Option Exchange which closed on February 12, 2021. Options to purchase approximately 2.1 million ordinary shares were exchanged for options to purchase approximately 1.4 million ordinary shares with an exercise price of $22.85 per share. Options were eligible to exchange if they had an exercise price equal to or greater than $17.63 per share, were granted prior to April 23, 2018, under the 2012 LTIP, and were held by an eligible participant. No incremental share-based compensation expense was recognized for the Option Exchange.

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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2025 related to unvested share-based payment awards at March 31, 2021, is $44.8 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.27 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended March 31, 2021, and 2020 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,954	$2,017
General and administrative	4,222	3,519
Total share-based compensation expense	$6,176	$5,536
The Company recognized tax benefits from share-based awards of $1.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
With the exception of options granted pursuant to the Option Exchange, the fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2021, and 2020 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2021	2020
Expected volatility	81.3%	81.5%
Risk-free interest rate	1.0%	1.2%
Expected dividend yield	—	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$15.09	$8.32
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	8,744,765	$20.42	7.19	$4,656
Granted (1)	2,550,977	22.39
Exercised	(229,379)	13.43
Forfeited(2)	(236,876)	30.60
Expired(3)	(2,003,988)	40.98
Outstanding at March 31, 2021	8,825,499	$16.23	7.44	$81,230
Vested and expected to vest at March 31, 2021	8,290,411	$16.15	7.37	$77,128
Vested at March 31, 2021	3,356,692	$14.60	6.48	$37,958
________________
(1)Includes replacement options to purchase 1,372,587 ordinary shares granted pursuant to the Option Exchange.
(2)Includes unvested options to purchase 179,959 ordinary shares that were exchanged pursuant to the Option Exchange.
(3)Includes vested options to purchase 1,934,446 ordinary shares that were exchanged pursuant to the Option Exchange.
The total intrinsic value of options exercised was approximately $2.5 million and $35,000 during the three months ended March 31, 2021, and 2020, respectively, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax provision of $4.7 million and an income tax benefit of $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and net tax shortfall from cancellations of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
On January 1, 2021, the Company adopted the Accounting Standards Update 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. There were no impacts from the provisions of ASU 2019-12 on the Company’s tax provision for the three months ended March 31, 2021.
Pursuant to ASU 2016-09, the Company recorded a net tax shortfall of a $0.1 million for the three months ended March 31, 2021, and a net tax shortfall of $0.1 million for the three months ended March 31, 2020, all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations.
On January 1, 2019, the Company adopted ASC 842, and it recorded a reduction in deferred tax assets of $1.0 million as part of the $3.8 million change in the opening balance of the accumulated deficit for the cumulative effect of applying ASC 842.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets (“DTA”) are composed primarily of its Irish subsidiaries' net operating loss carryforwards, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiaries, federal and California tax credit carryforwards, share-based compensation and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
For the three months ended March 31, 2021, the Company recorded a reduction in DTA of $4.6 million, primarily due to changes in the Company’s 162(m) limitations of $3.5 million as a result of the Company’s option exchange program that closed on February 12, 2021, which was considered a material modification from a tax perspective and a $0.9 million DTA reduction related to the newly issued American Rescue Plan Act, which expanded the list of covered employees.

No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S.) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. taxes withheld, and as of March 31, 2021, the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.
11. Subsequent Event

On May 10, 2021, the Company announced that the first patient was dosed in the global Phase 2b PADOVA study of prasinezumab in early Parkinson’s disease, which is being conducted by Roche. Prasinezumab is the focus of a worldwide collaboration between the Company and Roche. In connection with the dosing of the first patient in the PADOVA study, the Company will receive a $60.0 million milestone payment.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements which may cause our actual results to differ materially from expectations, plans and anticipated results discussed in forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties set forth in the “Summary of Risks Affecting Our Business” at the beginning of this Quarterly Report on Form 10-Q, Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission.
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2021 (the “2020 Form 10-K”).

Overview
Prothena is a late-stage clinical company with a robust pipeline of novel investigational therapeutics built on protein dysregulation expertise with the potential to change the course of devastating rare peripheral amyloid and neurodegenerative diseases. Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged.

Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, PRX004 for the potential treatment of ATTR amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 that targets Aβ (Amyloid beta). Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases.

We were formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. Our ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.

Recent Developments

Birtamimab for the Potential Treatment of AL Amyloidosis

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

Birtamimab binds to both soluble and insoluble amyloid aggregates in multiple organs and promotes the clearance of amyloid deposits via phagocytosis. This depleter mechanism of action broadly targets misfolded kappa and lambda light chain to clear deposited amyloid that causes organ dysfunction and failure in patients with AL amyloidosis. Birtamimab has been granted Fast Track Designation by the U.S. Food and Drug Administration (FDA) for the treatment of Mayo Stage IV patients with AL amyloidosis to reduce the risk of mortality and has been granted Orphan Drug Designation by both the FDA and European Medicines Agency (EMA).

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

Confirmatory Phase 3 AFFIRM-AL Study Design under SPA Agreement with FDA

Based on further analyses regarding data from the VITAL study and multiple in-depth discussions with the FDA, we announced plans on February 1, 2021 to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL study in Mayo Stage IV patients with AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 study that will be conducted with a primary endpoint of all-cause mortality at p≤0.10 under a Special Protocol Assessment (SPA) agreement with the FDA.

AFFIRM-AL will be a global, multi-center, double-blind, placebo-controlled, 2:1 randomized, time-to-event study expected to enroll approximately 150 newly diagnosed, treatment naïve patients with AL amyloidosis categorized as Mayo Stage IV. It has been designed to evaluate the primary endpoint of all-cause mortality with a significance level of p≤0.10. Secondary endpoints will assess change from baseline to month 9 in quality of life as measured by SF-36v2 PCS and functional capacity as measured by 6MWT distance.

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

More information on the Phase 3 VITAL study can be found in the Investors section of www.prothena.com or by searching NCT#02312206 on clinicaltrials.gov.

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

Phase 2b PADOVA Study

On October 20, 2020, we announced that based on positive signals of efficacy consistent with disease modification in the PASADENA study, Roche and Prothena plan to advance prasinezumab into a Phase 2b study (PADVOA) to further assess the efficacy of prasinezumab in an expanded patient population. PADOVA will be conducted by Roche and is a Phase 2b, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of prasinezumab in patients with early Parkinson’s disease who are on stable symptomatic (levodopa) medication. The study will enroll 575 patients randomized to receive either prasinezumab or placebo via intravenous infusion every 4 weeks. The primary endpoint is time to meaningful progression on motor signs of the disease, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (MDS-UPDRS) Part III score from baseline. Additional information can be found on clinicaltrials.gov by searching NCT#04777331.

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. On May 10, 2021, we announced that the first patient was dosed in the PADOVA study. In connection with the dosing of the first patient, we will receive a $60.0 million milestone payment.

On March 11, 2021, Roche gave two oral presentations at the 15th International Conference on Alzheimer’s and Parkinson’s Diseases (AD/PD 2021) highlighting data from a new pre-specified exploratory subgroup analyses from Part 1 of the Phase 2 PASADENA study showing slowing of clinical decline with prasinezumab was even more evident in subgroups with faster disease progression. Separately, Roche presented new digital biomarker data from its remote monitoring technology used in the study that was consistent with a potential disease modifying effect of prasinezumab in slowing Parkinson’s disease progression and in line with the Phase 2 PASADENA study results.

PRX004 for the Potential Treatment of ATTR Amyloidosis

PRX004 is an investigational antibody designed to deplete amyloid associated with disease pathology in hereditary and wild type ATTR amyloidosis without affecting the native tetrameric form of the protein. PRX004’s proposed mechanism of action is to deplete both circulating non-native TTR to prevent further deposition and deposited amyloid to improve organ function. PRX004 has been shown in preclinical studies to inhibit amyloid fibril formation, neutralize soluble aggregate forms of non-native TTR, and promote clearance of insoluble amyloid fibrils through antibody-mediated phagocytosis. This differentiated depleter mechanism of action could be developed as a monotherapy approach to ATTR amyloidosis and might also complement existing therapeutic approaches which either stabilize or reduce production of the native TTR tetramer. It is estimated that between 400,000 to 1.4 million patients suffer from ATTR-cardiomyopathy (ATTR-CM). Within this population, between 130,000 to 490,000 patients are estimated to be moderate-to-advanced and categorized as New York Heart Association Class III and IV.

On April 18, 2021, we gave an oral presentation featuring results from the Phase 1 study of PRX004 in ATTR amyloidosis at the American Association of Neurology (AAN) 2021 Virtual Annual Meeting. PRX004 showed favorable results as demonstrated by slowing of neuropathy progression for all 7 evaluable patients at 9 months, including improvement in neuropathy in 3 of the 7 patients, and improved cardiac systolic function for all 7 patients. In this Phase 1 study, PRX004 was found to be generally safe and well tolerated across all dose levels.

The long-term extension portion of the Phase 1 study was disrupted by the COVID-19 pandemic. As a result, 7 patients received all infusions through 9 months and were considered evaluable for efficacy. For all of the evaluable patients, slowing of neuropathy progression was evidenced by a +1.29 point mean change in Neuropathy Impairment Score (NIS), which was more favorable than expected progression of +9.2 points in untreated and placebo-treated patients with hereditary ATTR peripheral neuropathy based on analysis of published historical data. Improvement in neuropathy for 3 of these 7 evaluable patients demonstrated by a mean change in NIS of -3.33 points at 9 months and improvement in cardiac function for all 7 evaluable patients demonstrated by a decrease in global longitudinal strain (GLS) of –1.21% at 9 months (centrally read). These results were previously highlighted by the Company on December 9, 2020.

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

On March 11, 2021, we gave an oral presentation at AD/PD 2021 highlighting new preclinical data demonstrating that targeting the microtubule binding region (MTBR) of tau with PRX005 resulted in superior attributes for the potential treatment of Alzheimer’s disease. PRX005 demonstrated superior attributes in multiple in vitro assays, displaying superior activity against tau uptake and neurotoxicity. In vivo treatment with PRX005 in transgenic tau mice and a seeding model reduced intraneuronal tau pathology and downstream behavioral deficits. PRX005 is being developed as part of the Company’s global neuroscience collaboration with Bristol Myers Squibb.

March 2021 Offering

In March 2021, we completed an underwritten public offering of an aggregate of 4,025,000 of our ordinary shares at a public offering price of $20.75 per ordinary share. The Company received aggregate net proceeds of approximately $78.1 million after deducting the underwriting discount and estimated offering costs.

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

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2021, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.

Recent Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in our 2020 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(Dollars in thousands)
Collaboration revenue	110	141	(22)%
License revenue	50	—	nm
Total revenue	160	141	13%
_____________
n/m = not meaningful
Total revenue was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
Collaboration revenue includes reimbursements under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
License revenue includes fees paid under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(Dollars in thousands)
Research and development	21,144	15,248	39%
General and administrative	11,125	9,741	14%
Total operating expenses	32,269	24,989	29%

Total operating expenses consist of R&D expenses and general and administrative (“G&A”) expenses. Our operating expenses were $32.3 million and $25.0 million for the three months ended March 31, 2021 and 2020, respectively.
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
Research and Development Expenses
Our R&D expense increased by $5.9 million or 39%, for the three months ended March 31, 2021, compared to the same period in the prior year. The increase for the three months ended March 31, 2021 was primarily due to higher R&D consulting expense, higher personnel expenses, higher manufacturing costs primarily related to our PRX012 and birtamimab programs and to a lesser extent PRX004 as well as a credit for insurance claim related to the PRX003 program recorded in the first quarter of 2020 with no corresponding amount this year, higher clinical trial expense primarily related to birtamimab partially offset by lower PRX004 clinical trial expenses, and higher collaboration expense related to the prasinezumab program with Roche.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, PRX003, PRX004 and other R&D expenses for the three months ended March 31, 2021 and 2020 and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2021	2020
Birtamimab (NEOD001) (1)	$6,510	$1,060	$329,899
Prasinezumab (PRX002/RG7935)(2)	$4,876	$4,344	$103,215
PRX003 (3)	$28	$(288)	$58,986
PRX004 (4)	$1,441	$3,828	76,403
Other R&D (5)	$8,289	$6,304
	$21,144	$15,248
(1)Cumulative R&D costs to date for birtamimab (NEOD001) include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs. For the three months ended March 31, 2021 and 2020, $0.1 million and $0.1 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
We expect our R&D expenses to increase in 2021 over the prior year, primarily due to increased spending for our late stage programs, birtamimab and PRX004.
General and Administrative Expenses
Our G&A expenses increased by $1.4 million, or 14%, for the three months ended March 31, 2021, compared to the same period in the prior year. The increase for the three months ended March 31, 2021, compared to the prior year, was primarily due to higher personnel costs including share based compensation and costs for our director and officer insurance premiums.

We expect our G&A expenses to increase in 2021 compared to the prior year, primarily related to higher personnel costs including share based compensation and increases in our director and officer insurance premiums.

Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(Dollars in thousands)
Interest income	$11	$1,137	(99)%
Other income (expense), net	23	(24)	(196)%
Total other income, net	$34	$1,113	(97)%

Interest income decreased by $1.1 million, or 99%, for the three months ended March 31, 2021, compared to the same periods in the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates. Other income (expense), net for the three months ended March 31, 2021 and 2020, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,660	$(166)	(2,907)%

The provision for income taxes for the three months ended March 31, 2021 was $4.7 million and the benefit from income taxes for the three months ended March 31, 2020 was $0.2 million. The provision for income taxes increased by $4.8 million for the three months ended March 31, 2021, compared to the same periods in the prior year. The change in provision for (benefit from) income taxes for the three months ended March 31, 2021, was primarily due to a decrease in deferred tax asset related to the Company’s February 12, 2021 option exchange program and a change in our share-based compensation 162(m) limitations associated with the increase in the number of covered employees under the American Rescue Plan Act.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	March 31,	December 31,
	2021	2020
Working capital	$328,845	$273,436
Cash and cash equivalents	342,993	295,380
Total assets	379,719	332,975
Total liabilities	145,135	148,969
Total shareholders’ equity	234,584	184,006

Working capital was $328.8 million as of March 31, 2021, an increase of $55.4 million from working capital of $273.4 million as of December 31, 2020. This increase in working capital during the three months ended March 31, 2021, was primarily attributable to a higher cash and cash equivalents balance resulting from the net proceeds of approximately $78.1 million from our public offering in March 2021, and to a lesser extent, proceeds from stock option exercises of approximately $3.1 million, partially offset by cash use of $32.3 million for operating expenses (adjusted to exclude non-cash charges).
As of March 31, 2021, we had $343.0 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. As of March 31, 2021, $155.9 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the three months ended March 31, 2021 and 2020
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	(33,666)	(23,167)
Net cash used in investing activities	(48)	(22)
Net cash provided by financing activities	81,327	151
Net increase (decrease) in cash, cash equivalents and restricted cash	47,613	(23,038)
Cash Used in Operating Activities
Net cash used in operating activities was $33.7 million for the three months ended March 31, 2021, primarily due to use of $32.3 million for operating expense (adjusted to exclude non-cash charges of approximately $12.5 million) and cash paid for prepaid expenses, other current liabilities, and operating lease payments.
Net cash used in operating activities was $23.2 million for the three months ended March 31, 2020, primarily due to use of $25.0 million for operating expenses (adjusted to exclude non-cash charges), cash paid for prepaid expenses and other current assets and operating lease payments.
Cash Used in Investing Activities
Net cash used in investing activities was $48,000 and $22,000 for the three months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $81.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, which were primarily from net proceeds from issuance of ordinary shares in public offering of $78.4 million and to a lesser extent, proceeds from issuances of ordinary shares upon exercises of stock options of $3.0 million.
Off-Balance Sheet Arrangements
At March 31, 2021, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2021, consisted of minimum cash payments under operating leases of $17.5 million, purchase obligations of $11.9 million (of which $3.6 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.7 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $17.5 million remains outstanding as of March 31, 2021.
In September 2018, we entered into an agreement to lease an office space in Dublin, Ireland. The current lease term expires on November 30, 2021. The Dublin Lease also has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term but no less than 3 months, unless the agreement is cancelled by us. As of March 31, 2021, we are obligated to make lease payments over the remaining term of the lease of approximately €16,000, or $19,000 as converted using an exchange rate as of March 31, 2021.
The following is a summary of our contractual obligations as of the filing date (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases (1)	$17,547	$4,662	$6,350	$6,535	$—	$—	$—
Purchase obligations(2)	14,913	14,913	—	—	—	—	—
Contractual obligations under license agreements (3)	740	135	70	70	60	60	345
Total	$33,200	$19,710	$6,420	$6,605	$60	$60	$345

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Purchase obligations as of the filing date includes additional $3.0 million purchase commitments to our contract manufacturers.
(3) Excludes future obligations pursuant to the cost-sharing arrangement under our License Agreement with Roche. Amounts of such obligations, if any, cannot be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. For the three months ended March 31, 2021 we recorded a gain on foreign currency exchange rate differences of approximately $24,000 and a loss of $23,000 during the three months ended March 31, 2020. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2021, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2020 (filed with the SEC on February 26, 2021) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment in our ordinary shares. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $111.1 million, $77.7 million and $155.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 3 AFFIRM-AL clinical trial for birtamimab expected to initiate in mid-2021, the Phase 2 PASADENA clinical trial for prasinezumab (PRX002/RG7935) being conducted by Roche, the Phase 2b PADOVA clinical trial for prasinezumab, the Phase 2/3 clinical trial for PRX004 expected to initiate in the fourth quarter of 2021, the Phase 1 clinical trial for PRX005 expected to initiate in the third quarter of 2021, the Phase 1 clinical trial for PRX012 expected to initiate in the first quarter of 2022, and possibly initiate additional clinical trials for these and other programs;
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
As of March 31, 2021, we had cash and cash equivalents of $343.0 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab expected to initiate in mid-2021, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2/3 clinical trial for PRX004 expected to initiate in the fourth quarter of 2021, the Phase 1 clinical trial for PRX005 expected to initiate in the third quarter of 2021, and the Phase 1 clinical trial for PRX012 expected to initiate in the first quarter of 2022;

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
In the pharmaceutical industry, the research and development process is lengthy and involves a high degree of risk and uncertainty. This process is conducted in various stages and, during each stage, there is substantial risk that drug candidates in our research and development pipeline will experience difficulties, delays or failures. This makes it difficult to estimate the total costs to complete our clinical trials and to estimate anticipated completion dates with any degree of accuracy, which raises concerns that attempts to quantify costs and provide estimates of timing may be misleading by implying a greater degree of certainty than actually exists.
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
•the pandemic may adversely affect our collaboration partners, Roche and/or Bristol Myers Squibb (“BMS”), in ways that adversely impacts our collaborations with them;
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union (“EU”) on January 31, 2020, commonly referred to as Brexit. The United Kingdom remained in the EU customs union and the single market for a transition period which expired on December 31, 2020. On December 24, 2020, the United Kingdom and the EU reached agreement in principle on their future trading relationship and entered into the EU-UK Trade and Cooperation Agreement which was formally ratified by the parties and as of May 1, 2021, is fully in force. However, because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains as to aspects of the future relationship between the United Kingdom and the EU. The uncertainty surrounding Brexit has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations, and standards may adversely affect our business, operations, and financial performance.
We and our partners may be subject to federal, state, and foreign data privacy and security laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including state security breach notification laws, federal and state health information privacy laws (including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations promulgated thereunder), and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. For example, the California Consumer Privacy Act (the “CCPA”) went into effect January 1, 2020. The CCPA, among other things, imposes new data privacy obligations on covered companies and provides expanded privacy rights to California residents, including the right to access, delete, and opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. Further, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.
We are also or may become subject to rapidly evolving data protection laws, rules, and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (the “GDPR”) governs certain collection and other processing activities involving personal data about individuals in the European Economic Area. Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed and transferred outside of the European Economic Area, requires changes to informed consent practices, and requires more detailed notices for clinical trial participants and investigators. In addition, the GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Relatedly, from January 1, 2021, companies have to comply with the GDPR and the United Kingdom GDPR (“UK GDPR”), which together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions.
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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab expected to initiate in mid-2021, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2/3 clinical trial for PRX004 expected to initiate in the fourth quarter of 2021, the Phase 1 clinical trial for PRX005 expected to initiate in the third quarter of 2021, and the Phase 1 clinical trial for PRX012 expected to initiate in the first quarter of 2022 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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

If a collaborator terminates a collaboration or a program under a collaboration, including by failing to exercise a license or other option under the collaboration, whether because we fail to meet a milestone or otherwise, any potential revenue from the collaboration would be significantly reduced or eliminated. For example, under our Collaboration Agreement with BMS, an $80 million option payment would be payable upon BMS’s exercise of U.S. rights for PRX005. However, BMS may, at its sole discretion, choose not to exercise its option to such U.S. rights for PRX005 and thus would not owe to us the applicable option payment. In addition, we will likely need to either secure other funding to advance research, development, and/or commercialization of the relevant drug candidate or abandon that program, the development of the relevant drug candidate could be significantly delayed, and our cash expenditures could increase significantly if we are to continue research, development, and/or commercialization of the relevant drug candidates.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab expected to initiate in mid-2021, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2/3 clinical trial for PRX004 expected to initiate in the fourth quarter of 2021, the Phase 1 clinical trial for PRX005 expected to initiate in the third quarter of 2021, the Phase 1 clinical trial for PRX012 expected to initiate in the first quarter of 2022, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our drug candidates, which would significantly harm our business, results of operations, and/or growth prospects.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2021, unless additional congressional action is taken. In 2013, the U.S. American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.
Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. The U.S. Supreme Court is currently reviewing the constitutionality of the ACA in its entirety, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal, or replace the ACA will impact the law. The ultimate content, timing, or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear.
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
Our current drug candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The U.S. Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. Any processes adopted by the FDA to implement the BPCIA could have a material adverse effect on the future commercial prospects for our biologic products.
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
•U.S. federal false claims laws, including the False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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
•state laws and regulations that apply to sales or marketing arrangements; apply to healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines; that restrict payments that may be made to healthcare providers; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•similar and other laws and regulations in the U.S. (federal, state and local), in the EU (including member countries), and other countries and jurisdictions.
On September 4, 2018, we received a subpoena from the U.S. Department of Justice requesting the production of documents relating to our NEOD001 development program. We completed the production of documents in July 2019. Since that time, the Department of Justice has not requested that we provide any additional information.
We cannot predict the outcome of this matter or whether any government agency will take further action. If further action is taken, it could divert the attention of management and require the devotion of a substantial amount of time and resources.
Ensuring our compliance with applicable laws and regulations involves substantial costs, and it is possible that governmental authorities or third parties will assert that our business practices fail to comply with these laws and regulations. If our actions are found to be in violation of any laws and regulations, we may be subject to significant civil, criminal, and administrative damages, penalties, and fines, as well as exclusion from participation in government healthcare programs, curtailment or restructuring of our operations, and reputational harm, any of which could have a material adverse effect on our business, financial condition, or results of operations.

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
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Other parties may hold or obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Furthermore, patent reform and changes to patent laws add uncertainty to the possibility of challenge to our patents in the future. We cannot assure you that our drug candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties.
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

We may be subject to claims that our employees, collaborators, partners, contractors, or advisors have wrongfully used or disclosed alleged trade secrets of third parties.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2021, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 10,260,005.
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
Significant potential adverse U.S. federal income tax implications generally apply to U.S. investors owning shares of a passive foreign investment company (“PFIC”), directly or indirectly. In general, we would be a PFIC for a taxable year if either (i) 75% or more of our income constitutes passive income, or (ii) 50% or more of our assets produce passive income are held for the production of passive income. Changes in the composition of our active or passive income, passive assets or changes in our fair market value may cause us to become a PFIC. A separate determination must be made each taxable year as to whether we are a PFIC (after the close of each taxable year).
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
Under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the U.S. Internal Revenue Code, U.S. Treasury Regulations or other IRS guidance thereunder could adversely affect our status as a foreign corporation or otherwise affect our effective tax rate. For example, in 2017 the United States enacted tax reform that contained significant changes to corporate taxation, including a provision that would require capitalization and amortization of research and development costs over five years for tax years beginning after December 31, 2021. In addition, the Irish Government, Irish Revenue, U.S. Congress, the IRS, the Organization for Economic Co-operation and Development, and other governments and agencies in jurisdictions where we do business have recently focused on issues related to the taxation of multinational corporations, and specifically in the area of “base erosion and profit shifting,” such as where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in Ireland, the U.S., and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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
We anticipate losing money for the foreseeable future and, even if we do turn a profit, we do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in our ordinary shares will depend upon appreciation in their value and in order to receive any income or realize a return on your investment, you will need to sell your Prothena ordinary shares. There can be no assurance that our ordinary shares will maintain their price or appreciate in value.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Offer Letter, dated March 18, 2021, between Prothena Biosciences Inc and Hideki Garren					X

10.2#	Seventh Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	May 11, 2021	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer