Form 10-Q
period 2021-06-30
PROTHENA CORP PUBLIC LTD CO
filed 2021-08-05
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 45,047,449 as of July 29, 2021.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2021

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal of building a protein dysregulation platform; the treatment potential and proposed mechanisms of action of drug candidates; plans for future clinical studies of our drug candidates; our collaborations with Roche and Bristol Myers Squibb and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline; and our anticipated need for additional capital.
These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties set forth below, those discussed under Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission:
•our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;
•our operating losses;
•our ability to successfully complete research and development of our drug candidates;
•our ability to develop, manufacture and commercialize products;
•our collaborations and other agreements with third parties, including Roche, Bristol Myers Squibb, and Novo Nordisk;
•our ability to protect our patents and other intellectual property;
•our ability to hire and retain key employees;
•our ability to maintain financial flexibility and sufficient cash, cash equivalents and investments and other assets capable of being monetized to meet our liquidity requirements;
•the timing, receipt, and amount of any capital investments, cost-sharing contributions or reimbursements, milestone payments, or royalties that we might receive under current or potential future collaborations, including any milestone payments pursuant to our agreement with Novo Nordisk;
•potential disruptions in the U.S. and global capital and credit markets;
•government regulation of our industry;
•the volatility of the market price of our ordinary shares;
•the outbreak of the novel strain of coronavirus SARS-CoV-2 and the emergence of variant strains; and
•business disruptions.
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
i

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
•We have entered into collaborations with Roche and Bristol-Myers Squibb and may enter into additional collaborations in the future, and we might not realize the anticipated benefits of such collaborations or other agreements involving milestone payments, such as our agreement with Novo Nordisk.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$399,831	$295,380
Accounts receivable	3	15
Prepaid expenses and other current assets	8,282	2,537
Restricted cash, current	1,352	1,352
Total current assets	409,468	299,284
Non-current assets:
Property and equipment, net	2,080	2,551
Operating lease right-of-use assets	14,996	17,811
Deferred tax assets	6,431	11,644
Restricted cash, non-current	1,352	1,352
Other non-current assets	2,051	333
Total non-current assets	26,910	33,691
Total assets	$436,378	$332,975
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,908	$4,117
Accrued research and development	8,375	9,044
Income taxes payable, current	—	36
Deferred revenue, current	24,949	—
Lease liability, current	5,723	5,512
Other current liabilities	7,944	7,139
Total current liabilities	52,899	25,848
Non-current liabilities:
Deferred revenue, non-current	85,293	110,242
Lease liability, non-current	9,426	12,326
Other liabilities	553	553
Total non-current liabilities	95,272	123,121
Total liabilities	148,171	148,969
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2021 and December 31, 2020
Issued and outstanding shares — none at June 30, 2021 and December 31, 2020
Ordinary shares, $0.01 par value:	449	399
Authorized shares — 100,000,000 at June 30, 2021 and December 31, 2020
Issued and outstanding shares — 44,913,024 and 39,921,413 at June 30, 2021 and December 31, 2020, respectively
Additional paid-in capital	1,079,880	966,636
Accumulated deficit	(792,122)	(783,029)
Total shareholders’ equity	288,207	184,006
Total liabilities and shareholders’ equity	$436,378	$332,975

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	60,071	$145	$60,181	$286
License revenue	—	50	50	50
Total revenue	60,071	195	60,231	336
Operating expenses:
Research and development	21,090	17,271	42,234	32,519
General and administrative	11,032	9,656	22,157	19,397
Total operating expenses	32,122	26,927	64,391	51,916
Income (loss) from operations	27,949	(26,732)	(4,160)	(51,580)
Other income (expense):
Interest income	8	179	19	1,316
Other income (expense), net	(61)	16	(38)	(8)
Total other income (expense), net	(53)	195	(19)	1,308
Income (loss) before income taxes	27,896	(26,537)	(4,179)	(50,272)
Provision for (benefit from) income taxes	254	(255)	4,914	(421)
Net income (loss)	$27,642	$(26,282)	$(9,093)	$(49,851)
Basic net income (loss) per ordinary share	$0.62	$(0.66)	($0.21)	($1.25)
Diluted net income (loss) per ordinary share	$0.58	$(0.66)	($0.21)	($1.25)
Shares used to compute basic net income (loss) per share	44,332	39,911	42,302	39,910
Shares used to compute diluted net income (loss) per share	47,414	39,911	42,302	39,910
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(9,093)	$(49,851)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	595	765
Share-based compensation	11,716	11,223
Deferred income taxes	5,213	(1,061)
Amortization of right-of-use assets	2,815	2,704
Changes in operating assets and liabilities:
Accounts receivable	12	12
Prepaid and other assets	(7,403)	(3,760)
Accounts payable, accruals and other liabilities	1,787	589
Operating lease liabilities	(2,689)	(2,485)
Net cash provided by (used in) operating activities	2,953	(41,864)
Investing activities
Purchases of property and equipment	(48)	(68)
Net cash used in investing activities	(48)	(68)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	78,049	—
Proceeds from issuance of ordinary shares in at-the market offering, net	13,943	—
Proceeds from issuance of ordinary shares upon exercise of stock options	9,554	151
Net cash provided by financing activities	101,546	151
Net increase (decrease) in cash, cash equivalents and restricted cash	104,451	(41,781)
Cash, cash equivalents and restricted cash, beginning of the year	298,084	378,427
Cash, cash equivalents and restricted cash, end of the period	$402,535	$336,646

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$568	$417

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$76	$43
Receivable from option exercises	$8	$—
At-the market offering costs included in accounts payable and accrued liabilities	$130	$—
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$399,831	$333,942
Restricted cash, current	1,352	—
Restricted cash, non-current	1,352	2,704
Total cash, cash equivalents and restricted cash, end of the period	$402,535	$336,646

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2021	44,175,792	$442	$1,053,906	$(819,764)	$234,584
Share-based compensation			5,540		5,540
Issuance of ordinary shares upon exercise of stock options	425,236	4	6,475		6,479
Issuance of ordinary shares in at-the-market offering, net of issuance costs of $0.5 million	311,996	3	13,964		13,967
Adjustment related to March 2021 public offering			(5)		(5)
Net income				27,642	27,642
Balances at June 30, 2021	44,913,024	$449	$1,079,880	$(792,122)	$288,207

	Three Months Ended June 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2020	39,911,413	399	950,094	(695,454)	255,039
Share-based compensation			5,687		5,687
Issuance of ordinary shares upon exercise of stock options	—	—	—		—
Net loss				(26,282)	(26,282)
Balances at June 30, 2020	39,911,413	$399	$955,781	$(721,736)	$234,444

	Six Months Ended June 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	39,921,413	$399	$966,636	$(783,029)	$184,006
Share-based compensation			11,716		11,716
Issuance of ordinary shares upon exercise of stock options	654,615	7	9,555		9,562
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,009		78,049
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $0.5 million	311,996	3	13,964		13,967
Net loss				(9,093)	(9,093)
Balances at June 30, 2021	44,913,024	$449	$1,079,880	$(792,122)	$288,207

	Six Months Ended June 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	39,898,561	399	944,407	(671,885)	272,921
Share-based compensation			11,223		11,223
Issuance of ordinary shares upon exercise of stock options	12,852		151		151
Net loss				(49,851)	(49,851)
Balances at June 30, 2020	39,911,413	$399	$955,781	$(721,736)	$234,444

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
Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 which targets Aβ (Amyloid beta) and a novel dual Aβ-Tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43 and an undisclosed target in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS).
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of June 30, 2021, the Company had an accumulated deficit of $792.1 million and cash and cash equivalents of $399.8 million.
In March 2021, the Company sold an aggregate of 4,025,000 ordinary shares for net proceeds of approximately $78.0 million, after deducting the underwriting discount and estimated offering expenses, in an underwritten public offering. In May 2021, the Company initiated an at-the-market offering program ("ATM"), which allows the Company to sell and issue shares of the Company's ordinary shares from time-to-time. The Company has issued 311,996 ordinary shares, for net proceeds of approximately $14.0 million through June 30, 2021.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2021, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Bristol Myers Squibb, its agreement with Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2021, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

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
As of June 30, 2021, $2.1 million of the Company’s property and equipment, net were held in the U.S. and none were in Ireland. As of December 31, 2020, $2.6 million of the Company's property and equipment, net were held in the U.S. and none were in Ireland.
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
Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2021 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $315.1 million and $226.1 million in money market funds included in cash and cash equivalents at June 30, 2021, and December 31, 2020, respectively.
4.Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Machinery and equipment	$9,350	$9,343
Leasehold improvements	1,394	1,278
Purchased computer software	1,424	1,423
	12,168	12,044
Less: accumulated depreciation and amortization	(10,088)	(9,493)
Property and equipment, net	$2,080	$2,551

Depreciation expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31
	2021	2020
Payroll and related expenses	$6,367	$5,927
Professional services	1,034	696
Other	543	516
Other current liabilities	$7,944	$7,139

5.Net Loss Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020, and therefore diluted net loss per share is equal to basic net loss per share. During the three months ended June 30, 2021, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income ( loss)	$27,642	$(26,282)	$(9,093)	$(49,851)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	44,332	39,911	42,302	39,910
Dilutive stock options outstanding	3,082	—	—	—
Weighted-average ordinary shares outstanding used in per share calculations - diluted	47,414	39,911	42,302	39,910
Net income (loss) per ordinary share:
Basic	$0.62	$(0.66)	$(0.21)	$(1.25)
Diluted	$0.58	$(0.66)	$(0.21)	$(1.25)
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options to purchase ordinary shares	1,685	8,672	8,814	8,672

6. Commitments and Contingencies
Lease Commitments

The Company currently has three leases relating to its facilities in South San Francisco and Dublin, Ireland.

Current SSF Facility

The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 2.50 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. The Lease is considered an operating lease under ASC 842. Prior to the Company's adoption of ASC 842, this Lease was considered a build-to-suit lease.

The Company’s right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee, in which such improvements are deemed to be owned by the lessor, are viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $1.6 million and $3.2 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2020, respectively. Total cash paid against the operating lease liability was $1.5 million and $3.0 million for the three and six months ended June 30, 2021, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively.

The discount rate used to determine the lease liability was 4.25%. To estimate the Company's collateralized incremental borrowing rate, the Company inquired with banks that had a business relationship with the Company. Furthermore, the Company's operating lease in Dublin is not included in the lease liability and right-of-use asset recorded due to its nominal amount. As of June 30, 2021, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

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

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of June 30, 2021, none of the remaining standby letter of credit amount of $2.7 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three and six months ended June 30, 2021, the Company recorded $0.7 million and $1.5 million, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively, of sub-lease rental income as an offset to its operating expenses.

The Sub-Sublease provides for initial annual base rent for the complete Sub-Subleased Premises of approximately $2.7 million, with increases of approximately 3.5% in annual base rent on September 1, 2019, and each anniversary thereof. The Sub-Sublease rental income excludes reimbursements for executory costs received from the Sub-Subtenant. The Sub-Sublease became effective on September 24, 2018, and has a term of 5.2 years which terminates on December 15, 2023. The Sub-Sublease will terminate if the Lease or the corresponding master lease terminates. The Company or the Sub-Subtenant may elect, subject to limitations set forth in the Sub-Sublease, to terminate the Sub-Sublease following a material casualty or condemnation affecting the Subleased Premises. The Company may terminate the Sub-Sublease following an event of default, which is defined in the Sub-Sublease to include, among other things, non-payment of amounts owing by the Sub-Subtenant under the Sub-Sublease.

The Company is required under the Lease to pay to the sublandlord 50% of that portion of the cash sums and other economic consideration received from the Sub-Subtenant that exceeds the base rent paid by the Company to the sublandlord after deducting certain of the Company’s costs.

Dublin

The Company has an existing office space in Dublin, Ireland which expires on November 30, 2021. In June 2021, the Company entered into a new lease agreement for new office space in Dublin, Ireland, which commences in August 2021 and has a term of one year. This new lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by the Company. These operating leases are not included in the lease liability and operating lease right-of-use asset recorded due to their nominal amounts.
As of June 30, 2021, the Company is obligated to make lease payments over the remaining terms of both Dublin leases of approximately €118,709, or $141,003 as converted using an exchange rate as of June 30, 2021.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of June 30, 2021, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2021 (6 months)	3,187	1,489
2022	6,425	3,047
2023	6,535	3,019
2024	—	—
Total	16,147	$7,555
Less: Present value adjustment	(856)
Nominal lease payments	(141)
Lease liability	$15,150

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2021, and 2020.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2021, the Company had non-cancelable purchase commitments to suppliers for $12.0 million of which $4.3 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.7 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2021 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Purchase Obligations (1)	$11,999	$11,999	$—	$—	$—	$—	$—
Contractual obligations under license agreements	730	125	70	70	60	60	345
Total	$12,729	$12,124	$70	$70	$60	$60	$345
________________
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers.

7. Significant Agreements
Roche License Agreement
In December 2013, the Company through its wholly owned subsidiary Prothena Biosciences Limited and Prothena Biosciences Inc entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab, which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote prasinezumab in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein (or α-synuclein) potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provided for Roche making an upfront payment to the Company of $30.0 million, which was received in February 2014; making a clinical milestone payment of $15.0 million upon initiation of the Phase 1 study for prasinezumab, which was received in May 2014; making a clinical milestone payment of $30.0 million upon dosing of the first patient in the Phase 2 study for prasinezumab, which was achieved in June 2017; making a clinical milestone payment of $60.0 million upon dosing of the first patient in the global Phase 2b PADOVA study for prasinezumab, which was achieved in May 2021.
Roche bore 100% of the cost of conducting the research collaboration under the License Agreement during the research term, which expired December 31, 2017. In May 2021, the Company exercised its rights under the terms of License Agreement to receive potential U.S. commercial sales milestone and royalties, in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease. Thus in the U.S., through May 28, 2021, the parties shared all development costs, all of which were allocated 70% to Roche and 30% to the Company, for prasinezumab in the Parkinson’s disease indication. If the Company opts in to participate in co-development and co-funding for any other Licensed Products and/or indications, the parties will share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to the Company.

For prasinezumab, Roche is obligated to pay:
•up to $290.0 million upon the achievement of development, regulatory and various first commercial sales milestones;
•up to $155.0 million upon achievement of U.S. commercial sales milestones;
•up to $175.0 million upon achievement of ex-U.S. commercial sales milestones; and
•tiered, high single-digit to high double-digit royalties in the teens based on U.S. and ex-U.S. annual net sales, subject to certain adjustments, with respect to the applicable Licensed Product.
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

Collaboration Accounting

The License Agreement was evaluated under ASC 808, Collaborative Agreements. At the outset of the License Agreement, the Company concluded that it did not qualify as collaboration under ASC 808 because the Company does not share significant risks due to the net profit and loss split (under which Roche incurs substantially more of the costs of the collaboration) and because of the Company’s opt-out provision. The Company believes that Roche will be the principal in future sales transactions with third parties as Roche will be the primary obligor bearing inventory and credit risk. The Company will record its share of pre-tax commercial profit generated from the collaboration as collaboration revenue once the Company can conclude it is probable that a significant revenue reversal will not occur in future periods. Prior to commercialization of a Licensed Product, the Company’s portion of the expenses related to the License Agreement reflected on its income statement will be limited to R&D expenses. After commercialization, if the Company opts in to co-detail commercialization, expenses related to commercial capabilities, including expenses related to the establishment of a field sales force and other activities to support the Company’s commercialization efforts, will be recorded as sales, general and administrative (“SG&A”) expense and will be factored into the computation of the profit and loss share. The Company will record the receivable related to commercialization activities as collaboration revenue once the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.

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

As of June 30, 2021, and December 31, 2020, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of June 30, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of June 30, 2021, and December 31, 2020, there were no remaining Research Services performance obligations.
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

Revenue and Expense Recognition

The Company recognized $60.1 million and $60.2 million as collaboration revenue from Roche for the three and six months ended June 30, 2021, respectively, as compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021 collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized $2.8 million and $7.2 million in R&D expenses for payments made to Roche during the three and six months ended June 30, 2021 respectively, as compared to $4.5 million and $8.5 million for the three and six months ended June 30, 2020, respectively. The Company had accounts receivable from Roche of $3,000 and $3,000 at June 30, 2021 and December 31, 2020, respectively.
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

The clinical and regulatory milestones under the License Agreement after the point at which the Company could opt out are considered to be variable considerations with constraint due to the fact that active participation in the development activities that generate the milestones is not required under the License Agreement, and the Company can opt out of these activities. There are no refunds or claw-back provisions and the milestones are uncertain of occurrence even after the Company has opted out. Based on this determination, these milestones will be recognized when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
Collaboration Agreement with Bristol Myers Squibb
Overview

On March 20, 2018, the Company, through its wholly owned subsidiary Prothena Biosciences Limited, entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Switzerland LLC (“Celgene”), a subsidiary of Celgene Corporation (which was acquired by Bristol Myers Squibb ("BMS") in November 2019), pursuant to which Prothena granted to Celgene a right to elect in its sole discretion to exclusively license rights both in the U.S. (the “US Rights”) and on a global basis (the “Global Rights”), with respect to the Company’s programs to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target (the “Collaboration Targets”). For each such program, BMS may exercise its US Rights at the IND filing, and if it so exercises such US Rights would also have a right to expand the license to Global Rights. If BMS exercises its US Rights for a program, then following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) the date on which BMS elects to assume responsibility for completing such Phase 1 clinical trials (at its cost), BMS would have decision making authority over development activities and all regulatory, manufacturing and commercialization activities in the U.S. As discussed below, in June 2021, BMS exercised its US Rights to enter into an exclusive U.S. license for the Tau/PRX005 Collaboration Target.
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
The Company did not include the option fees in the initial transaction price because such fees are contingent on the options to the US Rights and the Global Rights being exercised. Upon the exercise of the US Rights and the Global Rights for a program, the Company will have the obligation to deliver the US License and Global License and provide certain ancillary development services if requested by BMS, subsequent to its exercise of the US Rights and Global Rights, respectively, for such program. The Company will include the option fees in the transaction price at the point in time a material right is exercised and the Company transfers control of the goods and services to BMS. In addition, the Company did not include in the initial transaction price certain clinical and regulatory milestone payments since they relate to licenses for which BMS has not yet exercised its option to obtain and these variable considerations are constrained due to the likelihood of a significant revenue reversal.
In June 2021, BMS exercised its US Rights to receive a US License for Tau/PRX005 Collaboration Target. Upon entering into a definitive agreement for the US License and transferring the underlying license, BMS will pay Prothena an $80.0 million option exercise fee following execution of such definitive agreement. Upon transferring the control of the US License to BMS, $24.9 million of deferred revenue will be included as part of the initial transaction price. As a result, we have reclassified $24.9 million of our long term deferred revenue to current in the quarter ended June 30, 2021.
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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the six months ended June 30, 2021 and 2020.

8. Shareholders' Equity
Ordinary Shares
As of June 30, 2021, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 44,913,024 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2021, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2021. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
March 2021 Offering
In March 2021, the Company completed an underwritten public offering of an aggregate of 4,025,000 of its ordinary shares at a public offering price of $20.75 per ordinary share. The Company received aggregate net proceeds of approximately $78.0 million, after deducting the underwriting discount and offering costs.
At-the-Market Offering
In May 2021, the Company initiated an at-the-market offering program ("ATM"), which allows the Company to sell and issue its ordinary shares from time-to-time for aggregate gross proceeds of up to $100.0 million. As of June 30, 2021, the Company has sold and issued 311,996 ordinary shares pursuant to the ATM, with total gross proceeds of $14.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.5 million.

9. Share-Based Compensation
2018 Long Term Incentive Plan
In May 2018, the Company’s shareholders approved the 2018 Long Term Incentive Plan. In May 2020 and May 2021, the Company's shareholders approved amendments to the 2018 Long Term Incentive Plan (as amended, the “2018 LTIP”) to increase the number of ordinary shares available for issuance under that Plan by 1,500,000 and 1,800,000 ordinary shares, respectively. Under the 2018 LTIP, the number of ordinary shares authorized for issuance under the 2018 LTIP is equal to the sum of (a) 5,100,000 ordinary shares, (b) 1,177,933 ordinary shares that were available for issuance under the 2012 LTIP as of the May 15, 2018, effective date of the 2018 LTIP, and (c) any ordinary shares subject to issued and outstanding awards under the 2012 Long Term Incentive Plan (the “2012 LTIP”) that expire, are cancelled or otherwise terminate following the effective date of the 2018 LTIP; provided, that no more than 2,500,000 ordinary shares may be issued pursuant to the exercise of ISOs. The 2018 LTIP provides for the grant of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options under the 2018 LTIP may be granted for periods up to ten years. All options granted to date, with the exception of options granted pursuant to the Option Exchange (as discussed below), have had a ten year life.
Amended and Restated 2012 Long Term Incentive Plan
Prior to the effective date of the 2018 LTIP, employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, received equity awards under the 2012 LTIP. All options under the 2012 LTIP were granted for periods of ten years.
2020 Employment Inducement Incentive Plan
On February 25, 2020, the Company's Board of Directors approved the 2020 Employment Inducement Incentive Plan. The 2020 EIIP provides for the grant of NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, or other share or cash-based awards to eligible individuals. Options under the 2020 EIIP may be granted for periods up to ten years. All options issued to date have had a ten year life. As of December 31, 2020, the number of ordinary shares authorized for issuance under the 2020 EIIP was 710,000. During the six months ended June 30, 2021, the 2020 EIIP was further amended to increase the ordinary shares available for issuance under that Plan by 510,000 ordinary shares in aggregate. As of June 30, 2021, the number of ordinary shares authorized for issuance under the 2020 EIIP was 1,220,000 and 50,000 ordinary shares remained available for future awards under the 2020 EIIP, although the Company's Board of Directors reserves the right to amend the 2020 EIIP to increase the number of ordinary shares available and to make additional awards to key new hires.
Shares Available for Grant
The Company granted 596,500 and 263,500 options during the three months ended June 30, 2021 and 2020, respectively, and 3,147,477 (1,372,587 of which were replacement options granted pursuant to the Option Exchange as discussed below) and 1,718,950 options during six months ended June 30, 2021, and 2020, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of June 30, 2021, 3,255,639 ordinary shares remained available for grant under its equity plans and options to purchase 8,814,130 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $16.89 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2025 related to unvested share-based payment awards at June 30, 2021, is $48.0 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.21 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021, and 2020 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,217	$2,058	$4,171	$4,075
General and administrative	3,323	3,629	7,545	7,148
Total share-based compensation expense	$5,540	$5,687	$11,716	$11,223
The Company recognized tax benefits from share-based awards of $1.1 million and $1.1 million for the three months ended June 30, 2021 and 2020, and $2.3 million and $2.2 million for the six months ended June 30, 2021, and 2020 respectively.
With the exception of options granted pursuant to the Option Exchange, the fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2021, and 2020 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	81.7%	79.6%	81.4%	81.2%
Risk-free interest rate	1.1%	0.4%	1.0%	1.1%
Expected dividend yield	—	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$17.58	$7.52	$15.93	$8.19
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	8,744,765	$20.42	7.19	$4,656
Granted (1)	3,147,477	22.95
Exercised	(654,615)	14.61
Forfeited(2)	(419,509)	24.48
Expired(3)	(2,003,988)	40.98
Outstanding at June 30, 2021	8,814,130	$16.89	7.37	$304,323
Vested and expected to vest at June 30, 2021	8,314,388	$16.78	7.29	$288,027
Vested at June 30, 2021	3,386,054	$14.30	6.39	$125,727
________________
(1)Includes replacement options to purchase 1,372,587 ordinary shares granted pursuant to the Option Exchange.
(2)Includes unvested options to purchase 179,959 ordinary shares that were exchanged pursuant to the Option Exchange.
(3)Includes vested options to purchase 1,934,446 ordinary shares that were exchanged pursuant to the Option Exchange.
The total intrinsic value of options exercised was approximately $11.1 million and none during the three months ended June 30, 2021, and 2020, respectively, and $13.6 million and $35,000 during the six months ended June 30, 2021, and 2020, respectively, determined as of the date of exercise.

10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax provision of $254,000 and $4.9 million for the three and six months ended June 30, 2021, as compared to an income benefit of $255,000 and $421,000 for the three and six months ended June 30, 2020, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and net tax shortfall from cancellations of stock options. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
On January 1, 2021, the Company adopted the Accounting Standards Update 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. There were no impacts from the provisions of ASU 2019-12 on the Company’s tax provision for the six months ended June 30, 2021.
Pursuant to ASU 2016-09, the Company recorded a net tax shortfall of a $0.3 million and $0.4 million for the three and six months ended June 30, 2021, and a net tax shortfall of nominal amount and $0.1 million for the three and six months ended June 30, 2020, all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations.
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
For the six months ended June 30, 2021, the Company recorded a reduction in DTA of $5.2 million, primarily due to changes in the Company’s 162(m) limitations of $3.5 million as a result of the Company’s option exchange program that closed on February 12, 2021, which was considered a material modification from a tax perspective and a $0.7 million DTA reduction related to the newly issued American Rescue Plan Act, which expanded the list of covered employees.
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries. The Company considers the U.S. earnings to be indefinitely reinvested. Unremitted earnings may be subject to withholding taxes (potentially at 5% in the U.S.) and Irish taxes (potentially at a rate of 12.5%) if they were to be distributed as dividends. However, Ireland allows a credit against Irish taxes for U.S. taxes withheld, and as of June 30, 2021, the Company's current year net operating losses in Ireland are sufficient to offset any potential dividend income received from its overseas subsidiaries.

11. Subsequent Event

Share Purchase Agreement
On July 8, 2021, the Company together with its wholly owned subsidiary, Prothena Biosciences Limited, entered into a definitive share purchase agreement with Novo Nordisk A/S and Novo Nordisk Region Europe A/S. Under the terms of such agreement, Novo Nordisk acquired the Company’s wholly-owned subsidiary and gained full worldwide rights to the intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline. The aggregate purchase price consists of an upfront payment of $60.0 million in cash, subject to customary purchase price adjustments. In addition, the Company is eligible to receive additional development and sales milestone payments totaling up to $1.17 billion, including $40.0 million milestone payment related to the initiation of a Phase 2 clinical study.
Execution of US License Agreement between Prothena and Bristol Myers Squibb
On July 30, 2021, the Company entered into a U.S. License Agreement granting Bristol Myers Squibb (“BMS”) the exclusive license to develop, manufacture and commercialize antibody products in the United States targeting Tau (“Tau

Collaboration Products”). The agreement includes an upfront payment of $80.0 million and the Company will be eligible to receive regulatory and sales milestones up to $465.0 million upon achievement of certain developmental events, including regulatory approval, of a Tau Collaboration Product, and on BMS achieving certain annual net sales thresholds in the United States. The Company also will be eligible to receive tiered royalties on net sales of Tau Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achieving of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the agreement.

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

Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 which targets Aβ (Amyloid beta) and a novel dual Aβ-Tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases. We are also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the investigational humanized monoclonal antibody known as PRX004, which has completed Phase 1 studies for the treatment of hereditary ATTR amyloidosis.

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

Confirmatory Phase 3 AFFIRM-AL Study Design under SPA Agreement with FDA

Based on further analyses regarding data from the VITAL study and multiple in-depth discussions with the FDA, we announced plans on February 1, 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL study in Mayo Stage IV patients with AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 study that will be conducted with a primary endpoint of all-cause mortality at p≤0.10 under a Special Protocol Assessment (SPA) agreement with the FDA.

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

Phase 2b PADOVA Study

On October 20, 2020, we announced that based on positive signals of efficacy consistent with disease modification in the PASADENA study, Roche and Prothena plan to advance prasinezumab into a Phase 2b study (PADOVA) to further assess the efficacy of prasinezumab in an expanded patient population. PADOVA will be conducted by Roche and is a Phase 2b, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of prasinezumab in patients with early Parkinson’s disease who are on stable symptomatic (levodopa) medication. The study will enroll 575 patients randomized to receive either prasinezumab or placebo via intravenous infusion every 4 weeks. The primary endpoint is time to meaningful progression on motor signs of the disease, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (MDS-UPDRS) Part III score from baseline.

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. Prothena earned a $60 million clinical milestone payment upon first patient dosed in the PADOVA study announced in May 2021.

On May 28, 2021, we announced the exercise of our rights under the terms of the ongoing worldwide collaboration with Roche to receive potential U.S. commercial sales milestones and tiered royalties in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease. The change in participation was preceded by an evaluation by the Company, which included an estimated net present value analyses of multiple scenarios. This change in participation does not affect our rights and obligations outside the U.S.

PRX004 for the Potential Treatment of ATTR Amyloidosis Sold to Novo Nordisk

PRX004 is an investigational antibody designed to deplete amyloid associated with disease pathology in hereditary and wild type ATTR amyloidosis without affecting the native tetrameric form of the protein. PRX004’s proposed mechanism of action is to deplete both circulating non-native TTR to prevent further deposition and deposited amyloid to improve organ function. PRX004 has been shown in preclinical studies to inhibit amyloid fibril formation, neutralize soluble aggregate forms of non-native TTR, and promote clearance of insoluble amyloid fibrils through antibody-mediated phagocytosis. This differentiated depleter mechanism of action could be developed as a monotherapy approach to ATTR amyloidosis and might also complement existing therapeutic approaches which either stabilize or reduce production of the native TTR tetramer. It is estimated that between 400,000 to 1.4 million patients suffer from ATTR-cardiomyopathy (ATTR-CM). Within this population, between 130,000 to 490,000 patients are estimated to be moderate-to-advanced and categorized as New York Heart Association Class III and IV. Prothena has completed a Phase 1 study with PRX004 in patients with hereditary forms of ATTR, in which PRX004 was found to be safe and well tolerated.

On July 12, 2021, we announced that Prothena and Novo Nordisk have entered into a definitive purchase agreement under which Novo Nordisk has acquired Prothena’s clinical stage antibody PRX004 and broader ATTR amyloidosis business.

Under the terms of the definitive purchase agreement, Novo Nordisk acquires Prothena’s wholly-owned subsidiary and gains full worldwide rights to the intellectual property and related rights of Prothena’s ATTR amyloidosis business and pipeline. The aggregate purchase price consists of an upfront payment of $60 million in cash, subject to customary purchase price adjustments. In addition, we are eligible to receive development and sales milestone payments totaling up to $1.17 billion, including $40 million in near-term clinical milestone payments.

PRX005 for the Potential Treatment of Alzheimer’s Disease

PRX005 is designed to be a best-in-class anti-tau antibody that specifically targets a key region within the microtubule binding region (“MTBR”), which has been shown in preclinical studies to be involved in the pathological spread of tau. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease. Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with Alzheimer’s disease. Recent publications suggest that during the course of Alzheimer’s disease progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages in Alzheimer’s disease to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in Alzheimer’s disease animal models. In these preclinical models, PRX005 demonstrated significant inhibition of cell-to-cell transmission and neuronal internalization in vitro and in vivo and slowed pathological progression in a tau transgenic mouse model.
Global Neuroscience Research and Development Collaboration with Bristol Myers Squibb
In June 2021, we announced that that Bristol Myers Squibb exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005 and is obligated to pay Prothena $80 million following execution of a US License Agreement for PRX005 and transferring the underlying license.

This global neuroscience research and development collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, including tau, TDP-43 and an undisclosed target. PRX005 is designed to be a best-in-class anti-tau, MTBR-specific antibody for the potential treatment of Alzheimer’s disease and is the first program to advance to the clinic from this collaboration, where the Phase 1 study has initiated. After receiving the $80 million payment described above, Prothena will have received a total of $230 million pursuant to the collaboration and is eligible to receive up to an additional $160 million for U.S. rights, up to $165 million for global rights, and up to $1.7 billion for regulatory and commercial milestone payments for a total of up to $2.2 billion plus potential tiered commercial sales royalties across multiple programs.

PRX012 for the Potential Treatment of Alzheimer’s Disease

PRX012 is a high affinity monoclonal antibody targeting a key epitope within the N-terminus of Aβ. We are developing PRX012 as a next generation, high potency, anti-abeta antibody with best-in-class potential. Monoclonal antibodies targeting key epitopes within the N-terminus of Aβ have demonstrated that reducing amyloid plaque burden is associated with the slowing of clinical decline in Alzheimer’s disease. To address the growing prevalence of Alzheimer’s disease with a therapeutic that can be made widely accessible to patients, we have developed highly potent anti-Aβ antibodies that retain or improve key attributes that are thought to underlie the observed efficacy of N-terminally directed therapeutics such as aducanumab, with the aim of offering similar or improved efficacy with convenient subcutaneous dosing regimens.

Prothena antibodies demonstrated a higher binding strength to amyloid than aducanumab; specifically, antibodies with as much as an 11-fold greater affinity/avidity for fibrillar Aβ than aducanumab that also neutralized soluble, toxic (i.e., oligomeric) Aβ species. Prothena antibodies were also shown to recognize Aβ pathology to a greater extent than aducanumab, demonstrating more extensive plaque area binding at lower antibody concentrations, which are estimated to be clinically relevant exposures in the central nervous system following systemic dosing.

In July 2021, we presented a poster at the Alzheimer’s Association International Conference (AAIC) in Denver highlighting the ability of PRX012 to mediate microglial phagocytic clearance of both unmodified Aβ and pyroglutamate-modified AβpE3-42, in plaques of human Alzheimer’s brain tissue ex vivo.

Dual Aβ-Tau Vaccine for the Potential Treatment and Prevention of Alzheimer’s Disease

We are developing a dual vaccine, which concomitantly targets key epitopes within both the Aβ and tau proteins. Preclinical models suggest that Aβ and tau act synergistically in the development of Alzheimer’s disease; however, the majority of vaccines and passive immunotherapies under development today target only one of these two pathological features.
Our dual Aβ-Tau vaccine is being developed for the potential prevention and treatment of Alzheimer’s disease. In preclinical studies, the Aβ-tau vaccine has generated polyclonal responses against key epitopes within the N-terminal of Aβ and a key region of tau to promote amyloid clearance and blockade of tau transmission. Immunohistochemistry using sera from immunized animals demonstrated an appropriate and balanced immune response with antibodies that react to both Aβ plaques and tau tangles at concentrations expected to be reached in CNS following immunization and resultant titer generation.
In July 2021, we presented a poster at AAIC highlighting the generation of appropriate antibody quantities, phagocytosis of Aβ, and blockade of tau binding to heparan-sulfate analog, a surrogate endpoint for neuronal uptake of tau by various vaccine constructs.

At-the-Market Offering Program

In May 2021, the Company initiated an at-the-market offering program ("ATM"), which allows the Company to sell and issue shares of the Company's ordinary shares from time-to-time for an aggregate gross proceeds of up to $100.0 million. As of June 30, 2021, the Company has issued 311,996 ordinary shares pursuant to the ATM, with total gross proceeds of $14.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.5 million.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2021, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.

Recent Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2021, as compared to the recent accounting pronouncements described in our 2020 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Collaboration revenue	60,071	145	41,328%
License revenue	—	50	(100)%
Total revenue	60,071	195	30,706%

	Six Months Ended June 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Collaboration revenue	60,181	286	20,942%
License revenue	50	50	—%
Total revenue	60,231	336	17,826%
Total revenue was $60.1 million and $0.2 million for the three months ended June 30, 2021, and 2020, respectively, and $60.2 million and $0.3 million for the six months ended June 30, 2021, and 2020, respectively.
Collaboration revenue includes milestone payments and reimbursements under our License Agreement with Roche. For the three and six months ended June 30, 2021, collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
License revenue includes fees paid under the License Agreement entered into on March 1, 2020, between our wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended June 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Research and development	21,090	17,271	22%
General and administrative	11,032	9,656	14%
Total operating expenses	32,122	26,927	19%

	Six Months Ended June 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Research and development	42,234	32,519	30%
General and administrative	22,157	19,397	14%
Total operating expenses	64,391	51,916	24%

Total operating expenses consist of R&D expenses and general and administrative (“G&A”) expenses. Our operating expenses were $32.1 million and $64.4 million for the three and six months ended June 30, 2021, respectively, and $26.9 million and $51.9 million for the three and six months ended June 30, 2020, respectively.

Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with nonclinical activities and drug development related to our drug programs, including birtamimab (formerly NEOD001), prasinezumab, PRX004 and our discovery programs. Through May 28, 2021, pursuant to our License Agreement with Roche, we made payments to Roche for our share of the development expenses incurred by Roche related to the prasinezumab program, which is included in our R&D expense. On May 28, 2021, we announced the exercise of our rights under the terms of the ongoing worldwide collaboration with Roche to receive potential U.S. commercial sales milestones and tiered royalties in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expense increased by $3.8 million or 22%, for the three months ended June 30, 2021, and increased by $9.7 million or 30% for the six months ended June 30, 2021, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2021, compared to the same periods the prior year was primarily due to higher personnel expenses, higher R&D consulting, higher manufacturing costs primarily related to the PRX004 and PRX012 programs, higher clinical trial expense primarily related to birtamimab program partially offset by lower PRX004 clinical trial expenses, and lower collaboration expense related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 2021.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, PRX003, and PRX004) and other R&D expenses for the three and six months ended June 30, 2021, and 2020, and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2021	2020	2021	2020
Birtamimab (NEOD001) (1)	$7,586	$1,825	$14,096	$2,885	$337,485
Prasinezumab (PRX002/RG7935)(2)	$3,060	$5,008	$7,936	$9,352	$106,275
PRX003 (3)	$16	$24	$44	$(264)	$59,002
PRX004 (4)	$1,822	$2,950	$3,263	$6,778	78,225
Other R&D (5)	$8,606	$7,464	$16,895	$13,768
	$21,090	$17,271	$42,234	$32,519
(1)Cumulative R&D costs to date for birtamimab (NEOD001) include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Through May 28, 2021, Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs. For the three and six months ended June 30, 2021, $0.1 million and $0.2 million,respectively, and for the three and six months ended June 30, 2020, $0.1 million and $0.3 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
(4)Cumulative R&D costs to date for PRX004 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis program, including the clinical stage antibody PRX004.

(5)Other R&D is comprised of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial.
We expect our R&D expenses to increase in 2021 over the prior year, primarily due to planned spending for our late stage program, birtamimab.
General and Administrative Expenses
Our G&A expenses increased by $1.4 million, or 14%, for the three months ended June 30, 2021, and increased by $2.8 million or 14% for the six months ended June 30, 2021, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2021, compared to the prior year, was primarily due to higher personnel expense, higher legal expenses and higher expense for our director and officer insurance premium.

We expect our G&A expenses to increase in 2021 compared to the prior year, primarily related to higher personnel costs including share based compensation and increases in our director and officer insurance premiums.

Other Income (Expense)

	Three Months Ended June 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Interest income	$8	$179	(96)%
Other income (expense), net	(61)	16	(481)%
Total other income (expense), net	$(53)	$195	(127)%

	Six Months Ended June 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Interest income	$19	$1,316	(99)%
Other income (expense), net	(38)	(8)	375%
Total other income (expense), net	$(19)	$1,308	(101)%

Interest income decreased by $0.2 million, or 96%, for the three months ended June 30, 2021, and decreased by $1.3 million or 99%, for the six months ended June 30, 2021 compared to the same periods in the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates. Other income (expense), net for the three and six months ended June 30, 2021, and 2020, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Provision for (benefit from) income taxes	$254	$(255)	(200)%

	Six Months Ended June 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,914	$(421)	(1,267)%

The provision for and (benefit from) income taxes for the three months ended June 30, 2021, and 2020, was $254,000 and $(255,000), respectively. The provision for and (benefit from) income taxes for the six months ended June 30, 2021, and 2020, was $4.9 million and $(421,000), respectively. The provision for income taxes increased by $0.5 million for the three months ended June 30, 2021, compared to the same period in the prior year primarily due to tax shortfall related to cancellation of certain awards, offset in part by the excess benefits/windfalls of awards exercised during the quarter. The provision for income taxes increased by $5.3 million for the six months ended June 30, 2021, compared to the same period in the prior year was primarily due to a decrease in deferred tax asset related to our February 12, 2021, option exchange program and a change in our share-based compensation 162(m) limitations associated with the increase in the number of covered employees under the American Rescue Plan Act.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	June 30,	December 31,
	2021	2020
Working capital	$356,569	$273,436
Cash and cash equivalents	399,831	295,380
Total assets	436,378	332,975
Total liabilities	148,171	148,969
Total shareholders’ equity	288,207	184,006

Working capital was $356.6 million as of June 30, 2021, an increase of $83.1 million from working capital of $273.4 million as of December 31, 2020. This increase in working capital during the six months ended June 30, 2021, was primarily attributable to a higher cash and cash equivalents balance resulting from the net proceeds of approximately $78.0 million from our public offering in March 2021, milestone payment of $60.0 million from Roche, net ATM offering proceeds of $14.0 million, and proceeds from stock option exercises of approximately $9.6 million, partially offset by cash use of $64.4 million for operating expenses (adjusted to exclude non-cash charges).
As of June 30, 2021, we had $399.8 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, our ATM, collaborative agreements with corporate partners, or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of June 30, 2021, $167.9 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
The adequacy of our cash resources depends on many assumptions, including assumptions with respect to our expenses. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates. Our future capital requirements will depend on numerous factors, including, without limitation, the timing of initiation, progress, results and costs of our clinical trials; the results of our research and nonclinical studies; the costs of clinical manufacturing and of establishing commercial manufacturing arrangements; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; the costs and timing of capital asset purchases; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under current and potential future collaborations; the costs of any in-licensing transactions; and the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates.
Pursuant to the License Agreement with Roche, in the U.S., through May 28, 2021, we and Roche shared all development allocated 70% to Roche and 30% to us, for prasinezumab, as well as any other Licensed Products and/or indications for which we choose to co-develop and co-fund. In May 2021, we exercised our rights under the terms of License Agreement to receive potential U.S. commercial sales milestone and royalties, in lieu of a U.S. profit and loss share for prasinezumab. This change in participation does not affect our’s rights and obligations outside the United States. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.

Our cash and cash equivalents may also be potentially supplemented in the future by proceeds from our collaboration partners and milestone payments from Novo Nordisk. Pursuant to the Collaboration Agreement with Roche, the company is eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information. Pursuant to the Collaboration Agreement with BMS (formerly Celgene), the Company is eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Collaboration Agreement with Bristol Myers Squibb for more information. Pursuant to the share purchase agreement with Novo Nordisk, the Company has received an upfront payment of $60 million in cash, subject to customary purchase price adjustments. In addition, we are eligible to receive development and sales milestone payments totaling up to $1.17 billion, including $40 million based on initiation of a Phase 2 study. The development and commercialization milestone payments will be discounted if the milestone events are achieved with respect to other indications. If Novo Nordisk achieves specified thresholds of worldwide, annual net sales of the milestone products, regardless of indication, we will be entitled to receive specified one-time net sales milestone payments. All milestone payments attributable to an achieved milestone will be paid to us, subject to Novo Nordisk’s offset right for indemnity claims or unpaid amounts in respect of any purchase price adjustment, as discussed in more detail in the share purchase agreement. .
Cash Flows for the Six Months Ended June 30, 2021 and 2020
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	2,953	(41,864)
Net cash used in investing activities	(48)	(68)
Net cash provided by financing activities	101,546	151
Net increase (decrease) in cash, cash equivalents and restricted cash	104,451	(41,781)
Cash Used in Operating Activities
Net cash provided in operating activities was $3.0 million for the six months ended June 30, 2021, primarily due to the $60.0 million milestone payment from Roche partially offset by use of $64.4 million for operating expense (adjusted to exclude non-cash charges of approximately $20.3 million) and cash paid for prepaid expenses, other current liabilities, and operating lease payments.
Net cash used in operating activities was $41.9 million for the six months ended June 30, 2020, primarily due to use of $51.9 million for operating expenses (adjusted to exclude non-cash charges), cash paid for prepaid expenses, and other current assets and operating lease payments.
Cash Used in Investing Activities
Net cash used in investing activities was $48,000 and $68,000 for the six months ended June 30, 2021, and 2020, respectively. Net cash used in investing activities for the six months ended June 30, 2021, and 2020, was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $101.5 million for the six months ended June 30, 2021, from net proceeds from issuance of ordinary shares in public offering of $78.0 million, $13.9 million in net proceeds from an ATM, and proceeds from issuances of ordinary shares upon exercises of stock options of $9.6 million.

Net cash provided by financing activities for the six months ended June 30, 2020, were primarily for proceeds form the issuance of ordinary shares upon exercise of stock options of $151,000.
Off-Balance Sheet Arrangements
At June 30, 2021, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of June 30, 2021, consisted of minimum cash payments under operating leases of $16.1 million, purchase obligations of $12.0 million (of which $4.3 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.7 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $16.0 million remains outstanding as of June 30, 2021.
We have an existing office space in Dublin, Ireland which expires on November 30, 2021. In June 2021, we entered into a new lease agreement for new office space in Dublin, Ireland, which commences in August 2021 and has a term of one year. This new lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless cancelled by us. As of June 30, 2021, we are obligated to make lease payments over the remaining terms of both Dublin leases of approximately €118,709, or $141,003 as converted using an exchange rate as of June 30, 2021.
The following is a summary of our contractual obligations as of June 30, 2021 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases (1)	$16,147	$3,187	$6,425	$6,535	$—	$—	$—
Purchase obligations(2)(3)	11,999	11,999	—	—	—	—	—
Contractual obligations under license agreements	730	125	70	70	60	60	345
Total	$28,876	$15,311	$6,495	$6,605	$60	$60	$345

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Purchase obligations as June 30, 2021, does not include $4.2 million incremental purchase commitments to our contract manufacturers and research organizations as of the filing date.
(3) Purchase obligations as of June 30, 2021 include $3.2 million in purchase commitments that were transferred to Novo Nordisk on July 8, 2021 in connection with the disposition of our ATTR business and pipeline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. For the six months ended June 30, 2021, and 2020, we recorded a loss on foreign currency exchange rate differences of approximately $38,000 and $8,000, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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
Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions and pursuant to our investment policy, we limit the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents. Our credit risk exposure is up to the extent recorded on our Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2021, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $111.1 million, $77.7 million and $155.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 3 AFFIRM-AL clinical trial for birtamimab, the Phase 1 clinical trial for PRX005, the Phase 1 clinical trial for PRX012, and potential additional clinical trials for these and other programs;
•develop and possibly commercialize our drug candidates, including birtamimab, prasinezumab, PRX005, PRX012, and our dual Aβ-Tau vaccine;
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
As of June 30, 2021, we had cash and cash equivalents of $399.8 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for PRX004 being conducted by Novo Nordisk, the Phase 1 clinical trial for PRX005, and the Phase 1 clinical trial for PRX012;
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
•the pandemic may adversely affect our collaboration partners, Roche, Bristol Myers Squibb (“BMS”), and/or Novo Nordisk, in ways that adversely impacts our collaborations with them;
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
Our business is increasingly dependent on critical, complex, and interdependent information technology systems to support business processes as well as internal and external communications. Despite the implementation of security measures, our internal computer systems, and those of our current and any future CROs and other contractors, consultants, and collaborators, are vulnerable to damage from cyberattacks, “phishing” attacks, ransomware, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication or electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any breakdown, malicious intrusion, or computer virus could result in the impairment of key business processes or breach of data security, which could result in a material disruption of our development programs and cause interruptions in our business operations, whether due to a loss of our trade secrets or other intellectual property or lead to unauthorized disclosure of personal data of our employees, third parties with which we do business, clinical trial participants, or others. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media, or individuals pursuant to applicable data privacy and security law and regulations. Such an event could have an adverse effect on our business, financial condition, or results of operations.

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
We are also or may become subject to rapidly evolving data protection laws, rules, and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (the “EU GDPR”) governs the collection of, and other processing activities involving, personal data (i.e., data which identifies an individual or from which an individual is identifiable) including, clinical trial data, and grants individuals various data protection rights (e.g., the right to erasure of personal data). The EU GDPR imposes a number of obligations on companies, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; and (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). In addition, the EU GDPR prohibits the transfer of personal data from the European Economic Area (“EEA”) to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. Relatedly, following the United Kingdom’s withdrawal from the EU (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines up to the greater of £17.5 million or 4% of global turnover. The above-described changes lead to additional costs and increase our overall risk exposure.
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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for PRX004, the Phase 1 clinical trial for PRX005, and the Phase 1 clinical trial for PRX012 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for PRX004, the Phase 1 clinical trial for PRX005, the Phase 1 clinical trial for PRX012, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon Roche with respect to further development of prasinezumab. Under the terms of our collaboration with Roche, Roche is responsible for that further development, including the conduct of the ongoing Phase 2 and Phase 2b clinical trials and any future clinical trial of that drug candidate.
We are dependent upon Novo Nordisk with respect to further development of PRX004, including the Phase 2 clinical trial and any future clinical trial of that drug candidate.
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The success of prasinezumab in the United States, if approved, will be dependent upon the strength and performance of our collaboration with Roche. If we fail to maintain our existing collaboration with Roche, such termination would likely have a material adverse effect on our ability to develop and commercialize prasinezumab and our business. Furthermore, in May 2021, we opted out of profit and loss sharing with Roche for prasinezumab in Parkinson’s disease; however if we opt out of profit and loss sharing for any other Licensed Products and/or indications, our revenues from such other Licensed Products and/or indications will be reduced.
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
The manner in which Roche launches prasinezumab, if approved by the FDA, including the timing of launch and potential pricing, will have a significant impact on the ultimate success of prasinezumab in the U.S., and the success of the overall commercial arrangement with Roche. If launch of commercial sales of prasinezumab in the U.S. by Roche is delayed or prevented, our revenue will suffer and our stock price may decline. Further, if launch and resulting sales by Roche are not deemed successful, our business would be harmed and our stock price may decline. Any lesser effort by Roche in its prasinezumab sales and marketing efforts may result in lower revenue and thus lower profits with respect to the U.S. The outcome of Roche’s commercialization efforts in the U.S. could also have a negative effect on investors’ perception of potential sales of prasinezumab outside of the U.S., which could also cause a decline in our stock price.
In May 2021, we opted out of profit and loss sharing with Roche for prasinezumab in Parkinson’s disease. However, pursuant to the License Agreement, we are responsible for 30% of all development and commercialization costs for any future Licensed Products and/or indications (other than Parkinson’s disease with prasinezumab) that we opt to co-develop, in each case unless we elect to opt out of profit and loss sharing. If we elect to opt out of profit and loss sharing, we will instead receive sales milestones and royalties, and our revenue, if any, from such other Licensed Products and/or indications will be reduced.
Our right to co-develop Licensed Products and/or indications under the License Agreement (other than Parkinson’s disease with prasinezumab for which we have opted out of co-development) will terminate if we commence certain studies for a competitive product that treats Parkinson’s disease or other indications that we opted to co-develop. In addition, our right to co-promote prasinezumab and other Licensed Products will terminate if we commence a Phase 3 study for a competitive product that treats Parkinson’s disease.
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
Our ability to receive any significant revenue from prasinezumab will be dependent on Roche’s efforts and may result in lower levels of income than if we marketed or developed our drug candidates entirely on our own. Roche may not fulfill its obligations or carry out marketing activities for prasinezumab as diligently as we would like. We could also become involved in disputes with Roche, which could lead to delays in or termination of development or commercialization activities and time-consuming and expensive litigation or arbitration. If Roche terminates or breaches the License Agreement, or otherwise decides not to complete its obligations in a timely manner, the chances of successfully developing, commercializing, or marketing prasinezumab would be materially and adversely affected.
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
There can be no assurance that our drug candidates, if they are approved for sale in the U.S. or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-

party payers, that coverage or an adequate level of reimbursement will be available, or that third-party payers’ reimbursement policies will not adversely affect our ability to sell our drug candidates profitably if they are approved for sale.
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
Rentschler Biopharma SE (“Rentschler”) and Catalent Pharma Solutions, LLC (“Catalent”) are our third-party manufacturers of clinical supplies of birtamimab. We are dependent on Rentschler and Catalent to manufacture these clinical supplies.
Roche, with whom we are collaborating on development of prasinezumab, manufactured clinical supplies for the Phase 2 and Phase 2b clinical trials for prasinezumab and is expected to do so for any subsequent clinical trials of prasinezumab. We are dependent on Roche to continue to manufacture these clinical supplies.
We are dependent on Novo Nordisk, and its third party manufacturers if applicable, to manufacture clinical supplies of PRX004 .
Catalent and Berkshire Sterile Manufacturing, LLC (“Berkshire”) are our third-party manufacturers of clinical supplies of PRX005. We are dependent on Catalent and Berkshire to manufacture these clinical supplies.
Catalent is our third-party manufacturer of clinical supplies of our drug candidate PRX012. We are dependent on Catalent to manufacture these clinical supplies.

In July 2021, the Company sold the equity interests of a subsidiary that owns and has exclusive licenses to intellectual property rights and other assets pertaining to the investigational humanized monoclonal antibody known as PRX004, and we might not realize the anticipated benefits of such transaction.

On July 8, 2021, the Company, together with its wholly owned subsidiary, Prothena Biosciences Limited (“PBL”), entered into a Share Purchase Agreement with Novo Nordisk and NNRE (together with Novo Nordisk, “Buyer”), pursuant to which PBL sold and transferred to NNRE, all issued and outstanding ordinary shares of Neotope Neuroscience Limited, a wholly owned subsidiary of PBL, for an aggregate purchase price of up to $1.23 billion. The aggregate purchase price consists of an upfront payment of $60 million in cash, subject to customary purchase price adjustments, and an aggregate of $1.17 billion in cash, payable on Buyer’s achievement of certain development, commercialization and net sales-based milestones, $40 million of which is related to the initiation of a Phase 2 clinical study. There can be no assurance that such milestones will be met. If we do not receive milestone payments as a result of the transaction in anticipated amounts or at all, we may need to seek additional sources of capital to pursue further research, development, and/or commercialization of our drug candidates, and this could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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

In the event we are able to establish third-party infringement of our patents, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares..
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares under our ATM), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2021, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 12,069,769.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Second Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/21/2021	10.1

10.2#	Eighth Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

10.3#	Ninth Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	August 5, 2021	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Operating Officer and Chief Financial Officer