Form 10-Q
period 2021-09-30
PROTHENA CORP PUBLIC LTD CO
filed 2021-11-04
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,2021
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 46,593,782 as of October 28, 2021.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2021

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
•We have entered into collaborations with Roche and Bristol Myers Squibb and may enter into additional collaborations in the future, and we might not realize the anticipated benefits of such collaborations or other agreements involving milestone payments, such as our agreement with Novo Nordisk.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$600,098	$295,380
Accounts receivable	79	15
Prepaid expenses and other current assets	7,353	2,537
Restricted cash, current	—	1,352
Total current assets	607,530	299,284
Non-current assets:
Property and equipment, net	1,944	2,551
Operating lease right-of-use assets	13,567	17,811
Deferred tax assets	6,503	11,644
Restricted cash, non-current	1,352	1,352
Other non-current assets	1,808	333
Total non-current assets	25,174	33,691
Total assets	$632,704	$332,975
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,483	$4,117
Accrued research and development	5,315	9,044
Income taxes payable, current	—	36
Deferred revenue, current	7,205	—
Lease liability, current	5,831	5,512
Other current liabilities	7,367	7,139
Total current liabilities	29,201	25,848
Non-current liabilities:
Deferred revenue, non-current	104,557	110,242
Lease liability, non-current	7,922	12,326
Other liabilities	553	553
Total non-current liabilities	113,032	123,121
Total liabilities	142,233	148,969
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2021 and December 31, 2020
Issued and outstanding shares — none at September 30, 2021 and December 31, 2020
Ordinary shares, $0.01 par value:	465	399
Authorized shares — 100,000,000 at September 30, 2021 and December 31, 2020
Issued and outstanding shares — 46,533,247 and 39,921,413 at September 30, 2021 and December 31, 2020, respectively
Additional paid-in capital	1,172,881	966,636
Accumulated deficit	(682,875)	(783,029)
Total shareholders’ equity	490,471	184,006
Total liabilities and shareholders’ equity	$632,704	$332,975

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	78,480	$157	$138,661	$443
Revenue from license and intellectual property	60,694	—	60,744	50
Total revenue	139,174	157	199,405	493
Operating expenses:
Research and development	17,992	21,605	60,226	54,124
General and administrative	11,955	9,398	34,112	28,795
Total operating expenses	29,947	31,003	94,338	82,919
Income (loss) from operations	109,227	(30,846)	105,067	(82,426)
Other income (expense):
Interest income	11	43	30	1,359
Other income (expense), net	(42)	11	(80)	3
Total other income (expense), net	(31)	54	(50)	1,362
Income (loss) before income taxes	109,196	(30,792)	105,017	(81,064)
Provision for (benefit from) income taxes	(51)	(215)	4,863	(636)
Net income (loss)	$109,247	$(30,577)	$100,154	$(80,428)
Basic net income (loss) per ordinary share	$2.39	$(0.77)	$2.31	($2.02)
Diluted net income (loss) per ordinary share	$2.13	$(0.77)	$2.12	($2.02)
Shares used to compute basic net income (loss) per share	45,626	39,917	43,422	39,912
Shares used to compute diluted net income (loss) per share	51,205	39,917	47,196	39,912
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$100,154	$(80,428)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	875	1,152
Share-based compensation	17,771	16,806
Deferred income taxes	5,141	(1,568)
Amortization of right-of-use assets	4,244	4,077
Changes in operating assets and liabilities:
Accounts receivable	(64)	46
Prepaid and other assets	(6,291)	(1,244)
Accounts payable, accruals and other liabilities	(4,202)	3,669
Operating lease liabilities	(4,085)	(3,778)
Deferred revenues	1,520	—
Net cash provided by (used in) operating activities	115,063	(61,268)
Investing activities
Purchases of property and equipment	(256)	(145)
Net cash used in investing activities	(256)	(145)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	78,049	—
Proceeds from issuance of ordinary shares in at-the market offering, net	96,816	—
Proceeds from issuance of ordinary shares upon exercise of stock options	13,694	215
Net cash provided by financing activities	188,559	215
Net increase (decrease) in cash, cash equivalents and restricted cash	303,366	(61,198)
Cash, cash equivalents and restricted cash, beginning of the year	298,084	378,427
Cash, cash equivalents and restricted cash, end of the period	$601,450	$317,229

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$568	$672

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$11	$37
At-the market offering costs included in accounts payable and accrued liabilities	$19	$—
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$600,098	$314,525
Restricted cash, current	—	1,352
Restricted cash, non-current	1,352	1,352
Total cash, cash equivalents and restricted cash, end of the period	$601,450	$317,229

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2021	44,913,024	$449	$1,079,880	$(792,122)	$288,207
Share-based compensation			6,055		6,055
Issuance of ordinary shares upon exercise of stock options	292,045	3	4,129		4,132
Issuance of ordinary shares in at-the-market offering, net of issuance costs of $2.7 million.	1,328,178	13	82,817		82,830
Net income				109,247	109,247
Balances at September 30, 2021	46,533,247	$465	$1,172,881	$(682,875)	$490,471

	Three Months Ended September 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2020	39,911,413	399	955,781	(721,736)	234,444
Share-based compensation			5,583		5,583
Issuance of ordinary shares upon exercise of stock options	10,000	—	64		64
Net loss				(30,577)	(30,577)
Balances at September 30, 2020	39,921,413	$399	$961,428	$(752,313)	$209,514

	Nine Months Ended September 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	39,921,413	$399	$966,636	$(783,029)	$184,006
Share-based compensation			17,771		17,771
Issuance of ordinary shares upon exercise of stock options	946,660	10	13,684		13,694
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,009		78,049
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $3.2 million	1,640,174	16	96,781		96,797
Net income				100,154	100,154
Balances at September 30, 2021	46,533,247	$465	$1,172,881	$(682,875)	$490,471

	Nine Months Ended September 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	39,898,561	399	944,407	(671,885)	272,921
Share-based compensation			16,806		16,806
Issuance of ordinary shares upon exercise of stock options	22,852		215		215
Net loss				(80,428)	(80,428)
Balances at September 30, 2020	39,921,413	$399	$961,428	$(752,313)	$209,514
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
Liquidity and Business Risks
As of September 30, 2021, the Company had an accumulated deficit of $682.9 million and cash and cash equivalents of $600.1 million.
In March 2021, the Company sold an aggregate of 4,025,000 ordinary shares for net proceeds of approximately $78.0 million, after deducting the underwriting discount and estimated offering expenses, in an underwritten public offering. In May 2021, the Company initiated an at-the-market offering program ("ATM"), which allows the Company to sell and issue shares of the Company's ordinary shares from time-to-time. The Company has issued 1,640,174 ordinary shares, for net proceeds of approximately $96.8 million through September 30, 2021.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at September 30, 2021, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and Bristol Myers Squibb, its agreement with Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2021, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

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
The receivables recorded in the Condensed Consolidated Balance Sheet as of September 30, 2021 include amounts due from a Novo Nordisk entity located in Denmark. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
As of September 30, 2021, $1.9 million of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland. As of December 31, 2020, $2.6 million of the Company's property and equipment, net were held in the U.S. and nominal were in Ireland.
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
Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2021 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $510.9 million and $226.1 million in money market funds included in cash and cash equivalents at September 30, 2021, and December 31, 2020, respectively.
4.Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Machinery and equipment	$9,464	$9,343
Leasehold improvements	1,394	1,278
Purchased computer software	1,454	1,423
	12,312	12,044
Less: accumulated depreciation and amortization	(10,368)	(9,493)
Property and equipment, net	$1,944	$2,551

Depreciation expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31
	2021	2020
Payroll and related expenses	$6,246	$5,927
Professional services	693	696
Other	428	516
Other current liabilities	$7,367	$7,139

5.Net Income (Loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2020, and therefore diluted net loss per share is equal to basic net loss per share. During the three and nine months ended September 30, 2021, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income ( loss)	$109,247	$(30,577)	$100,154	$(80,428)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	45,626	39,917	43,422	39,912
Dilutive stock options outstanding	5,579	—	3,774	—
Weighted-average ordinary shares outstanding used in per share calculations - diluted	51,205	39,917	47,196	39,912
Net income (loss) per ordinary share:
Basic	$2.39	$(0.77)	$2.31	$(2.02)
Diluted	$2.13	$(0.77)	$2.12	$(2.02)
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options to purchase ordinary shares	70	8,795	602	8,795

6. Commitments and Contingencies
Lease Commitments

The Company currently has three leases relating to its facilities in South San Francisco and Dublin, Ireland.

Current SSF Facility

The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 2.25 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. The Lease is considered an operating lease under ASC 842. Prior to the Company's adoption of ASC 842, this Lease was considered a build-to-suit lease.

The Company’s right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee, in which such improvements are deemed to be owned by the lessor, are viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $1.6 million and $4.8 million for the three and nine months ended September 30, 2021, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2020, respectively. Total cash paid against the operating lease liability was $1.5 million and $4.6 million for the three and nine months ended September 30, 2021, respectively, and $1.5 million and $4.5 million for the three and nine months ended September 30, 2020, respectively.

The discount rate used to determine the lease liability was 4.25%. To estimate the Company's collateralized incremental borrowing rate, the Company inquired with banks that had a business relationship with the Company. Furthermore, the Company's operating lease in Dublin is not included in the lease liability and right-of-use asset recorded due to its nominal amount. As of September 30, 2021, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

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

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of September 30, 2021, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three and nine months ended September 30, 2021, the Company recorded $0.7 million and $2.2 million, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2020, respectively, of sub-lease rental income as an offset to its operating expenses.

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

Dublin

The Company has an existing office space in Dublin, Ireland which expires on November 30, 2021. In June 2021, the Company entered into a new lease agreement for new office space in Dublin, Ireland, which commenced in August 2021 and has a term of one year. This new lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by the Company. These operating leases are not included in the lease liability and operating lease right-of-use asset recorded due to their nominal amounts.
As of September 30, 2021, the Company is obligated to make lease payments over the remaining terms of both Dublin leases of approximately €95,000, or $110,096 as converted using an exchange rate as of September 30, 2021.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of September 30, 2021, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2021 (3 months)	1,604	752
2022	6,424	3,047
2023	6,535	3,019
2024	—	—
Total	14,563	$6,818
Less: Present value adjustment	(700)
Nominal lease payments	(110)
Lease liability	$13,753

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2021, and 2020.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2021, the Company had non-cancelable purchase commitments to suppliers for $10.8 million of which $2.1 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.5 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2021 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Purchase Obligations (1)	$10,823	$10,823	$—	$—	$—	$—	$—
Contractual obligations under license agreements	490	110	55	55	45	45	180
Total	$11,313	$10,933	$55	$55	$45	$45	$180
________________
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers and contract research organizations.

7. Significant Agreements
Roche License Agreement
In December 2013, the Company through its wholly owned subsidiary Prothena Biosciences Limited and Prothena Biosciences Inc entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab, which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote prasinezumab in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein (or α-synuclein) potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provided for Roche making an upfront payment to the Company of $30.0 million, which was received in February 2014; making a clinical milestone payment of $15.0 million upon initiation of the Phase 1 study for prasinezumab, which was received in May 2014; making a clinical milestone payment of $30.0 million upon dosing of the first patient in the Phase 2 study for prasinezumab, which was achieved in June 2017; and making a clinical milestone payment of $60.0 million upon dosing of the first patient in the global Phase 2b PADOVA study for prasinezumab, which was achieved in May 2021.
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

As of September 30, 2021, and December 31, 2020, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of September 30, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is nil. Prior to the adoption of ASC 606, the transaction price was allocated to the deliverables as follows: $35.6 million to the Royalty Bearing License; $3.3 million to the IND and Development Services Obligations; $0.8 million to the Clinical Product Supply Obligation; and $0.4 million to the Supply Services Obligation.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of September 30, 2021, and December 31, 2020, there were no remaining Research Services performance obligations.
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

Revenue and Expense Recognition

The Company recognized nil and $60.2 million as collaboration revenue from Roche for the three and nine months ended September 30, 2021, respectively, as compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2021 collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. Through May 28, 2021, cost sharing payments to Roche were recorded as R&D expenses. The Company recognized nil and $7.2 million in R&D expenses for payments made to Roche during the three and nine months ended September 30, 2021 respectively, as compared to $3.8 million and $12.3 million for the three and nine months ended September 30, 2020, respectively. The Company had accounts receivable from Roche of nil and $3,000 at September 30, 2021 and December 31, 2020, respectively.
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
Collaboration Agreement with Bristol Myers Squibb
Overview

On March 20, 2018, the Company, through its wholly owned subsidiary Prothena Biosciences Limited (“PBL”), entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Switzerland LLC (“Celgene”), a subsidiary of Celgene Corporation (which was acquired by Bristol Myers Squibb (“BMS”) in November 2019), pursuant to which Prothena granted to Celgene a right to elect in its sole discretion to exclusively license rights both in the U.S. (the “US Rights”) and on a global basis (the “Global Rights”), with respect to the Company’s programs to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target (the “Collaboration Targets”). For each such program, BMS may exercise its US Rights at the IND filing, and if it so exercises such US Rights would also have a right to expand the license to Global Rights. If BMS exercises its US Rights for a program, then following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) the date on which BMS elects to assume responsibility for completing such Phase 1 clinical trials (at its cost), BMS would have decision making authority over development activities and all regulatory, manufacturing and commercialization activities in the U.S. As discussed below, BMS exercised its US Rights for the Tau/PRX005 Collaboration Target and on July 30, 2021, PBL entered into a U.S. License Agreement granting BMS the exclusive license to develop, manufacture and commercialize antibody products in the United States targeting Tau (the “Tau US License Agreement”).
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
BMS US and Global Rights and Licenses

On a program-by-program basis, beginning on the effective date of the Collaboration Agreement and ending on the date that the IND Option term expires for such program (which generally occurs sixty days after the date on which the Company delivers to BMS the first complete data package for an IND that was filed for a lead candidate from the relevant program), BMS may elect in its sole discretion to exercise its US Rights to receive an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US License”). If BMS exercises its US Rights for a collaboration program, it is obligated to pay the Company an exercise fee of approximately $80.0 million per program. Thereafter, following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) BMS’s election to assume responsibility to complete such Phase 1 clinical trials (at its cost), BMS would have the sole right to develop, manufacture and commercialize antibody products targeting the relevant Collaboration Target for such program (the “Collaboration Products”) in the U.S.
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
The Collaboration Agreement may be terminated (i) by either party on a program-by-program basis if the other party remains in material breach of the Collaboration Agreement following a cure period to remedy the material breach, (ii) by BMS at will on a program-by-program basis or in its entirety, (iii) by either party, in its entirety, upon insolvency of the other party, or (iv) by the Company, in its entirety, if BMS challenges a patent licensed by the Company to BMS under the Collaboration Agreement.
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
Compensation for the Company’s provision of inventory supply, to the extent requested by BMS would be paid to the Company by BMS at a reasonable stand-alone selling price for such supply. Given that (i) there is substantial uncertainty about the development of the programs, (ii) the pricing for the inventory is at its standalone selling price and (iii) the manufacturing services require the entity to transfer additional goods or services that are incremental to the goods and services provided prior to the resolution of the contingency, the Company’s supply of product is not a material right. Therefore, the inventory supply is not considered a performance obligation unless and until, requested by BMS.

In addition to the grant of the US License after BMS exercises its US Rights for a program, BMS is entitled to receive certain ancillary development services from the Company, such as technology transfer assistance, regulatory support, safety data reporting activities and transition supply, if requested by BMS.

In addition to the grant of the Global License after BMS exercises the Global Rights for a program, BMS is entitled to receive certain ancillary development services from the Company, such as ongoing clinical trial support upon request by BMS, transition supply, if requested by BMS, and regulatory support for coordination of pharmacovigilance matters.

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

US License Agreement for the Tau/PRX005 Collaboration Target

On July 30, 2021, the Company entered into the Tau US License Agreement. The Tau US License Agreement includes an upfront payment of $80.0 million and the Company will be eligible to receive regulatory and sales milestones up to $465.0 million upon achievement of certain developmental events, including regulatory approval, of a Tau Collaboration Product, and on BMS achieving certain annual net sales thresholds in the United States. The Company also will be eligible to receive tiered royalties on net sales of Tau Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achieving of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the agreement.
The Tau US License Agreement includes the following distinct performance obligations: (1) the delivery of the US License for Tau/PRX005 Collaboration Target (“Tau US License Obligation”); and (2) the Company’s obligation to provide development activities under the development plan during Phase 1 clinical trials (the “Tau US Development Services Obligation”). Revenue allocated to the Tau US License Obligation is recognized when the Company has satisfied its obligation at a point in time, while the revenue allocated to the Tau US Development Services Obligation are recognized when the Company has satisfied its obligations ratably over the service period.
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

At the inception of the Collaboration Agreement, the Company did not transfer any goods or services to BMS (formerly Celgene) that are material. Accordingly, the Company has concluded that the initial transaction price will be recognized as contract liability and will be deferred until the Company transfers control of goods or services to BMS (which would be when BMS exercises the US Right or Global Right and receives control of the US License or Global License for at least one of the programs), or when the IND Option term expires if BMS does not exercise the US Right (which is generally sixty days after the date on which the Company delivers to BMS the first complete data package for an IND that was filed for a lead candidate from the relevant program), or when the Phase 1 Option term expires if BMS does not exercise the Global Right (which is generally ninety days after the date on which the Company delivers to BMS the first complete data package for a Phase 1 clinical trial for a lead candidate from the relevant program) or at the termination of the Collaboration Agreement, whichever occurs first. At such point that the Company transfers control of goods or services to BMS, or when the option expires, the Company will recognize revenue as a continuation of the original contract. Under this approach, the Company will treat the consideration allocated to the material right as an addition to the consideration for the goods or services underlying the contract option.
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
Upon entering into the Tau US License Agreement, the Company granted BMS a US License for the Tau/PRX005 Collaboration Target, which transferred control of such underlying US License to BMS. Following execution of the Tau US License Agreement, BMS paid the Company an $80.0 million option exercise fee. Under the continuation of the original contract method, the Company computed the relative sales price after the Company transferred control of the US License for Tau/PRX005. The Company used the original allocated consideration for the US Right for Tau/PRX005 of $24.9 million (computed at the inception of the contract) plus the $80.0 million option exercise fee to arrive at the total transaction price of approximately $104.9 million. This total transaction price was further allocated using the relative sales price method between the Tau US License Obligation and the Tau US Development Services Obligation.

The best estimate of selling price for the US License for Tau/PRX005 was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the license included the market opportunity for commercialization of Tau/PRX005, the probability of successfully developing/commercializing PRX005, the remaining development costs for Tau/PRX005, and the estimated time to commercialization of Tau/PRX005. Based on the relative selling price method, the amount that the Company allocated to the performance obligations is as follows: $77.5 million to the license to be recognized concurrent with the delivery of the license; and $27.5 million as development services to be recognized based on percentage completion over the service period estimated to be from 2021-2024.

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

Revenue and Expense Recognition

For the three and nine months ended September 30, 2021, collaboration revenue from BMS that was recognized based on the relative sales price method included $77.5 million in US License revenue and $1.0 million for US development services, for a total of $78.5 million in collaboration revenue related to the Tau/PRX005 program. No collaboration revenue related to the Tau/PRX005 program was recognized during the comparable periods in 2020. As of September 30, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $26.5 million. The Company had no accounts receivable from BMS at September 30, 2021 and December 31, 2020, respectively.
Deferred Revenue

Of the original deferred revenue balance of $110.2 million at the beginning of the quarter ended September 30, 2021, $24.9 million was recognized as revenue in the quarter ended September 30, 2021 related to the US Right for the Tau/PRX005 program. Of the $80.0 million option exercise fee, $53.6 million was recognized as revenue related to the US License transferred and US Development Services performed in the third quarter and the balance was deferred to future periods and will be recognized as revenue over the remaining service period.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the nine months ended September 30, 2021 and 2020.
Novo Nordisk Share Purchase Agreement
On July 8, 2021, the Company together with its wholly owned subsidiary, Prothena Biosciences Limited (“PBL”), entered into a definitive share purchase agreement with Novo Nordisk A/S and Novo Nordisk Region Europe A/S (each an unrelated party). Under the terms of such agreement, Novo Nordisk acquired PBL’s wholly-owned subsidiary, Neotope Neuroscience Limited (“NNL”) and gained full worldwide rights to the intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline. Upon consummation of the transaction, NNL ceased to be a related party of PBL. The aggregate purchase price consists of an upfront payment of $60.0 million in cash, subject to customary purchase price adjustments. In addition, the Company is eligible to receive additional development and sales milestone payments totaling up to $1.17 billion, including a $40.0 million near-term clinical milestone payment.
Should Novo Nordisk achieve certain stages of development or commercialization for products or product candidates containing PRX004 or a derivative thereof in ATTR amyloidosis, PBL is entitled to receive certain milestone payments based on specified development and commercial milestones. The development and commercialization milestone payments will be discounted if the milestone events are achieved with respect to other indications. Should Novo Nordisk achieve specified thresholds of worldwide, annual net sales of the milestone products, regardless of indication, PBL will also be entitled to receive specified one-time net sales milestone payments. All milestone payments attributable to an achieved milestone will be paid to PBL, subject to Novo Nordisk’s offset right for indemnity claims or unpaid amounts in respect of any purchase price adjustment.
The upfront payment of $60.0 million was accounted for as revenue for the three and nine months ended September 30, 2021. In addition to the upfront payment, Novo Nordisk agreed to pay for certain out of pocket expenses under the Transition Services Agreement, which netted to $0.7 million after closing adjustments related to the sale of the ATTR amyloidosis program. The total revenue recognized for the three and nine months ended September 30, 2021, related to the transaction was $60.7 million. The Company had accounts receivable of $79,000 and nil from Novo Nordisk as of September 30, 2021 and December 31, 2020, respectively.

Contingent Consideration /Milestone Accounting

The Company is eligible to receive additional development and sales milestone payments from Novo Nordisk totaling up to $1.17 billion upon achievement of certain specified development and commercial sales milestones under the share purchase agreement, including $40.0 million near-term milestone payment.
The Company excluded the milestone payments in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company did not achieve any development and sales milestones under the share purchase agreement during the three and nine months ended September 30, 2021.
8. Shareholders' Equity
Ordinary Shares
As of September 30, 2021, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 46,533,247 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2021, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2021. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
March 2021 Offering
In March 2021, the Company completed an underwritten public offering of an aggregate of 4,025,000 of its ordinary shares at a public offering price of $20.75 per ordinary share. The Company received aggregate net proceeds of approximately $78.0 million, after deducting the underwriting discount and offering costs.
At-the-Market Offering
In May 2021, the Company initiated an at-the-market offering program ("ATM"), which allows the Company to sell and issue its ordinary shares from time-to-time for aggregate gross proceeds of up to $100.0 million. For the three and nine months ended September 30, 2021, the Company has sold and issued 1,328,178 and 1,640,174 ordinary shares, respectively, pursuant to the ATM. For the nine months ended September 30, 2021, total gross proceeds was approximately $100.0 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $3.2 million.

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
2020 Employment Inducement Incentive Plan
On February 25, 2020, the Company's Board of Directors approved the 2020 Employment Inducement Incentive Plan. The 2020 EIIP provides for the grant of NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, or other share or cash-based awards to eligible individuals. Options under the 2020 EIIP may be granted for periods up to ten years. All options issued to date have had a ten year life. As of December 31, 2020, the number of ordinary shares authorized for issuance under the 2020 EIIP was 710,000. During the nine months ended September 30, 2021, the 2020 EIIP was further amended to increase the ordinary shares available for issuance under that Plan by 535,000 ordinary shares in aggregate. As of September 30, 2021, the number of ordinary shares authorized for issuance under the 2020 EIIP was 1,245,000 and zero ordinary shares remained available for future awards under the 2020 EIIP, although the Company's Board of Directors reserves the right to amend the 2020 EIIP to increase the number of ordinary shares available and to make additional awards to key new hires.
Shares Available for Grant
The Company granted 176,000 and 147,000 options during the three months ended September 30, 2021 and 2020, respectively, and 3,323,477 (1,372,587 of which were replacement options granted pursuant to the Option Exchange as discussed below) and 1,865,950 options during nine months ended September 30, 2021, and 2020, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of September 30, 2021, 3,152,827 ordinary shares remained available for grant under its equity plans and options to purchase 8,649,897 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $17.97 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2025 related to unvested share-based payment awards at September 30, 2021, is $49.3 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.05 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021, and 2020 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,450	$2,088	$6,622	$6,163
General and administrative	3,605	3,495	11,149	10,643
Total share-based compensation expense	$6,055	$5,583	$17,771	$16,806
The Company recognized tax benefits from share-based awards of $1.1 million and $1.1 million for the three months ended September 30, 2021 and 2020, and $3.4 million and $3.3 million for the nine months ended September 30, 2021, and 2020 respectively.
With the exception of options granted pursuant to the Option Exchange, the fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2021, and 2020 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	82.8%	79.6%	81.6%	81.1%
Risk-free interest rate	0.9%	0.3%	1.0%	1.0%
Expected dividend yield	—	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$45.53	$8.56	$18.60	$8.22
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	8,744,765	$20.42	7.19	$4,656
Granted (1)	3,323,477	25.19
Exercised	(946,660)	14.46
Forfeited(2)	(467,697)	23.62
Expired(3)	(2,003,988)	40.98
Outstanding at September 30, 2021	8,649,897	$17.97	7.18	$460,683
Vested and expected to vest at September 30, 2021	8,228,512	$17.77	7.11	$439,882
Vested at September 30, 2021	3,433,364	$14.23	6.25	$195,691
________________
(1)Includes replacement options to purchase 1,372,587 ordinary shares granted pursuant to the Option Exchange.
(2)Includes unvested options to purchase 179,959 ordinary shares that were exchanged pursuant to the Option Exchange.
(3)Includes vested options to purchase 1,934,446 ordinary shares that were exchanged pursuant to the Option Exchange.
The total intrinsic value of options exercised was approximately $14.6 million and $59,000 during the three months ended September 30, 2021, and 2020, respectively, and $28.2 million and $94,000 during the nine months ended September 30, 2021, and 2020, respectively, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax (benefit) /provision of ($51,000) and $4.9 million for the three and nine months ended September 30, 2021, as compared to an income tax benefit of $215,000 and $636,000 for the three and nine months ended September 30, 2020, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, exempt Irish income, U.S. income taxed at different rates, and adjustments to deferred taxes for the deductibility of stock compensation. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
On January 1, 2021, the Company adopted the Accounting Standards Update 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. There were no impacts from the provisions of ASU 2019-12 on the Company’s tax provision for the nine months ended September 30, 2021.
Pursuant to ASU 2016-09, the Company recorded a net tax benefit of $0.4 million and net tax shortfall of $37,000 for the three and nine months ended September 30, 2021, respectively, and a net tax shortfall of a nominal amount and $0.1 million for the three and nine months ended September 30, 2020, all of which were recorded as part of its income tax provision in the Condensed Consolidated Statements of Operations.
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
For the nine months ended September 30, 2021, the Company recorded a reduction in DTA of $5.1 million, primarily due to changes in the Company’s 162(m) limitations of $3.5 million as a result of the Company’s option exchange program that closed on February 12, 2021, which was considered a material modification from a tax perspective and a $0.7 million DTA reduction related to the newly issued American Rescue Plan Act, which expanded the list of covered employees.
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries as the Company considers the U.S. earnings to be indefinitely reinvested.

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

AFFIRM-AL is a global, multi-center, double-blind, placebo-controlled, 2:1 randomized, time-to-event study expected to enroll approximately 150 newly diagnosed, treatment naïve patients with AL amyloidosis categorized as Mayo Stage IV. It has been designed to evaluate the primary endpoint of all-cause mortality with a significance level of p≤0.10. Secondary endpoints will assess change from baseline to month 9 in quality of life as measured by SF-36v2 PCS and functional capacity as measured by 6MWT distance.

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

Phase 2b PADOVA Study

A Phase 2b study (PADOVA) to further assess the efficacy of prasinezumab in an expanded patient population is being conducted by Roche. PADOVA is a Phase 2b, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of prasinezumab in patients with early Parkinson’s disease who are on stable symptomatic (levodopa) medication. The study will enroll 575 patients randomized to receive either prasinezumab or placebo via intravenous infusion every 4 weeks. The primary endpoint is time to meaningful progression on motor signs of the disease, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (MDS-UPDRS) Part III score from baseline.

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

On July 12, 2021, we announced that Prothena and Novo Nordisk entered into a definitive purchase agreement under which Novo Nordisk acquired Prothena’s clinical stage antibody PRX004 and broader ATTR amyloidosis business.

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

PRX005 for the Potential Treatment of Alzheimer’s Disease

PRX005 is designed to be a best-in-class anti-tau antibody that specifically targets a key region within the microtubule binding region (“MTBR”), which has been shown in preclinical studies to be involved in the pathological spread of tau. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease. Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with Alzheimer’s disease. Recent publications suggest that during the course of Alzheimer’s disease progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages in Alzheimer’s disease to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in Alzheimer’s disease animal models. In these preclinical models, PRX005 demonstrated significant inhibition of cell-to-cell transmission and neuronal internalization in vitro and in vivo and slowed pathological progression in a tau transgenic mouse model. A Phase 1 study of PRX005 has been initiated.

Global Neuroscience Research and Development Collaboration with Bristol Myers Squibb
In June 2021, we announced that Bristol Myers Squibb exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005. BMS paid Prothena $80.0 million following the execution of a US License Agreement for PRX005 and transfer of the underlying license.

This global neuroscience research and development collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, including tau, TDP-43 and an undisclosed target. PRX005 is designed to be a best-in-class anti-tau, MTBR-specific antibody for the potential treatment of Alzheimer’s disease and is the first program to advance to the clinic from this collaboration, where the Phase 1 study has initiated. After receiving the $80 million payment described above, Prothena has received a total of $230 million pursuant to the collaboration and is eligible to receive up to an additional $160 million for U.S. rights, up to $165 million for global rights, and up to $1.7 billion for regulatory and commercial milestone payments for a total of up to $2.2 billion plus potential tiered commercial sales royalties across multiple programs.

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

At-the-Market Offering Program

In May 2021, the Company initiated an at-the-market offering program ("ATM"), which allows the Company to sell and issue shares of the Company's ordinary shares from time-to-time for an aggregate gross proceeds of up to $100.0 million. As of September 30, 2021, the Company has issued 1,640,174 ordinary shares pursuant to the ATM, with total gross proceeds of $100.0 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $3.2 million.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in our 2020 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Collaboration revenue	78,480	157	49,887%
Revenue from license and intellectual property	60,694	—	n/m
Total revenue	139,174	157	88,546%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Collaboration revenue	138,661	443	31,200%
Revenue from license and intellectual property	60,744	50	121,388%
Total revenue	199,405	493	40,347%
___________
n/m = not meaningful
Total revenue was $139.2 million and $0.2 million for the three months ended September 30, 2021, and 2020, respectively, and $199.4 million and $0.5 million for the nine months ended September 30, 2021, and 2020, respectively.
Collaboration revenue includes milestone payments and reimbursements under our License Agreement with Roche. For the nine months ended September 30, 2021, collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
Collaboration revenue also included revenue recognized under our Collaboration Agreement with Bristol Myers Squibb. For the three and nine months ended September 30, 2021, collaboration revenue recognized from BMS was $78.5 million of the total transaction consideration of $104.9 million for the PRX005 US License and US Development Services, see Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Collaboration Agreement with Bristol Myers Squibb for more information.
License and intellectual property revenue included $60.7 million in revenue from the sale of intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline to Novo Nordisk in the three and nine months ended September 30, 2021 and $50,000 in license fees during the nine months ended September 20, 2021 and 2020 paid under the License Agreement entered into on March 1, 2020, between our wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information.

Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Research and development	17,992	21,605	(17)%
General and administrative	11,955	9,398	27%
Total operating expenses	29,947	31,003	(3)%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Research and development	60,226	54,124	11%
General and administrative	34,112	28,795	18%
Total operating expenses	94,338	82,919	14%
Total operating expenses consist of R&D expenses and general and administrative (“G&A”) expenses. Our operating expenses were $29.9 million and $94.3 million for the three and nine months ended September 30, 2021, respectively, and $31.0 million and $82.9 million for the three and nine months ended September 30, 2020, respectively.
Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with nonclinical activities and drug development related to our drug programs, including birtamimab (formerly NEOD001), prasinezumab, PRX004 (through July 8, 2021), PRX005 and our discovery programs. Through May 28,

2021, pursuant to our License Agreement with Roche, we made payments to Roche for our share of the development expenses incurred by Roche related to the prasinezumab program, which is included in our R&D expense. On May 28, 2021, we announced the exercise of our rights under the terms of the ongoing worldwide collaboration with Roche to receive potential U.S. commercial sales milestones and tiered royalties in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expense decreased by $3.6 million or 17%, for the three months ended September 30, 2021, and increased by $6.1 million or 11% for the nine months ended September 30, 2021, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2021, compared to the same period the prior year was primarily due to lower manufacturing costs primarily related to the PRX005 and birtamimab programs, lower collaboration expenses related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 2021; offset in part by higher personnel related expenses and higher clinical trial expenses primarily related to the birtamimab and PRX005 programs. The increase for the nine months ended September 30, 2021, compared to the same period the prior year was primarily due to higher personnel expenses, higher clinical trial expenses primarily related to the birtamimab and PRX005 programs (offset in part by lower PRX004 clinical trial expense) and higher R&D consulting expenses; offset in part by lower collaboration expenses related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 202l and lower manufacturing expenses primary related to the PRX005 and birtamimab programs.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. R&D expenses include personnel costs and related expenses, external expenses associated with nonclinical and drug development and materials, equipment and facilities costs that are allocated to clearly related R&D activities.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, PRX003, and PRX004 (through July 8, 2021)) and other R&D expenses for the three and nine months ended September 30, 2021, and 2020, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2021	2020	2021	2020
Birtamimab (NEOD001) (1)	$8,089	$4,840	$22,185	$7,725	$345,574
Prasinezumab (PRX002/RG7935)(2)	$151	$4,254	$8,087	$13,606	$106,426
PRX003 (3)	$4	$28	$48	$(236)	$59,006
PRX004 (4)	$284	$2,565	$3,547	$9,343	$78,509
PRX005 (5)	$3,569	$5,148	$8,961	$10,210	$29,200
Other R&D (6)	$5,895	$4,770	$17,398	$13,476
	$17,992	$21,605	$60,226	$54,124
(1)Cumulative R&D costs to date for birtamimab (NEOD001) include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Through May 28, 2021, Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs. For the three and nine months ended September 30, 2021, nil and $0.2 million,respectively, and for the three and nine months ended September 30, 2020, $0.2 million and $0.4 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
(5)Cumulative R&D costs to date for PRX005 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(6)Other R&D is comprised of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial.
We expect our R&D expenses to increase for the full year ended December 31, 2021, over the prior year, primarily due to planned spending for our late stage program, birtamimab.
General and Administrative Expenses
Our G&A expenses increased by $2.6 million, or 27%, for the three months ended September 30, 2021, and increased by $5.3 million or 18% for the nine months ended September 30, 2021, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2021, compared to the prior year, was primarily due to higher personnel expense, higher legal expenses, higher consulting and higher expense for our director and officer insurance premium.

We expect our G&A expenses to increase for the full year ended December 31, 2021, compared to the prior year, primarily related to higher personnel costs including share based compensation and increases in our director and officer insurance premiums.

Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Interest income	$11	$43	(74)%
Other income (expense), net	(42)	11	n/m
Total other income (expense), net	$(31)	$54	n/m

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Interest income	$30	$1,359	(98)%
Other income (expense), net	(80)	3	n/m
Total other income (expense), net	$(50)	$1,362	n/m
___________
n/m = not meaningful
Interest income decreased by $32,000, or 74%, for the three months ended September 30, 2021, and decreased by $1.3 million or 98%, for the nine months ended September 30, 2021 compared to the same periods in the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates. Other income (expense), net for the three and nine months ended September 30, 2021, and 2020, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Benefit from income taxes	$(51)	$(215)	(76)%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,863	$(636)	n/m
___________
n/m = not meaningful

The (benefit from) income taxes for the three months ended September 30, 2021, and 2020, was $(51,000) and $(215,000), respectively. The provision for and (benefit from) income taxes for the nine months ended September 30, 2021, and 2020, was $4.9 million and $(636,000), respectively. The benefit from income taxes decreased by $0.2 million for the three months ended September 30, 2021, compared to the same period in the prior year primarily due to the current and deferred tax impact of the exercise of stock options during the quarter. The provision for income taxes increased by $5.5 million for the nine months ended September 30, 2021, compared to the same period in the prior year was primarily due to a decrease in deferred tax asset related to our February 12, 2021 option exchange program and a change in our share-based compensation 162(m) limitations associated with the increase in the number of covered employees under the American Rescue Plan Act.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	September 30,	December 31,
	2021	2020
Working capital	$578,329	$273,436
Cash and cash equivalents	600,098	295,380
Total assets	632,704	332,975
Total liabilities	142,233	148,969
Total shareholders’ equity	490,471	184,006

Working capital was $578.3 million as of September 30, 2021, an increase of $304.9 million from working capital of $273.4 million as of December 31, 2020. This increase in working capital during the nine months ended September 30, 2021, was primarily attributable to a higher cash and cash equivalents balance resulting from the net proceeds of $96.8 million from our ATM offering, net proceeds of approximately $78.0 million from our public offering in March 2021, option exercise fee of $80.0 million from BMS, milestone payment of $60.0 million from Roche, upfront payment of $60.0 million from Novo Nordisk, and proceeds from stock option exercises of approximately $13.7 million, partially offset by cash use of $94.3 million for operating expenses (adjusted to exclude non-cash charges).
As of September 30, 2021, we had $600.1 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of September 30, 2021, $173.8 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Pursuant to the License Agreement with Roche, in the U.S., through May 28, 2021, we and Roche shared all development allocated 70% to Roche and 30% to us, for prasinezumab, as well as any other Licensed Products and/or indications for which we choose to co-develop and co-fund. In May 2021, we exercised our rights under the terms of License Agreement to receive potential U.S. commercial sales milestone and royalties, in lieu of a U.S. profit and loss share for prasinezumab. This change in participation does not affect our rights and obligations outside the United States. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.

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
Cash Flows for the Nine Months Ended September 30, 2021 and 2020
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	115,063	(61,268)
Net cash used in investing activities	(256)	(145)
Net cash provided by financing activities	188,559	215
Net increase (decrease) in cash, cash equivalents and restricted cash	303,366	(61,198)
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $115.1 million for the nine months ended September 30, 2021, primarily from option exercise fee of $80.0 million from BMS, milestone payment of $60.0 million from Roche, and upfront payment of $60.0 million from Novo Nordisk partially offset by use of $94.3 million for operating expense (adjusted to exclude non-cash charges of approximately $28.0 million) and cash paid for prepaid expenses, other current liabilities, and operating lease payments.
Net cash used in operating activities was $61.3 million for the nine months ended September 30, 2020, primarily due to use of $82.9 million for operating expenses (adjusted to exclude non-cash charges of approximately $20.5 million)

Cash Used in Investing Activities
Net cash used in investing activities was $256,000 and $145,000 for the nine months ended September 30, 2021, and 2020, respectively. Net cash used in investing activities for the nine months ended September 30, 2021, and 2020, was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $188.6 million for the nine months ended September 30, 2021, primarily from net proceeds from an ATM of $96.8 million, net proceeds from issuance of ordinary shares in public offering of $78.0 million, and proceeds from issuances of ordinary shares upon exercises of stock options of $13.7 million.
Net cash provided by financing activities for the nine months ended September 30, 2020, was primarily from proceeds from the issuance of ordinary shares upon exercise of stock options of $215,000.
Off-Balance Sheet Arrangements
At September 30, 2021, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of September 30, 2021, consisted of minimum cash payments under operating leases of $14.6 million, purchase obligations of $10.8 million (of which $2.1 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.5 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $14.5 million remains outstanding as of September 30, 2021.
We have an existing office space in Dublin, Ireland which expires on November 30, 2021. In June 2021, we entered into a new lease agreement for new office space in Dublin, Ireland, which commenced in August 2021 and has a term of one year. This new lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless cancelled by us. As of September 30, 2021, we are obligated to make lease payments over the remaining terms of both Dublin leases of approximately €95,000, or $110,096 as converted using an exchange rate as of September 30, 2021.
The following is a summary of our contractual obligations as of September 30, 2021 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases (1)	$14,563	$1,604	$6,424	$6,535	$—	$—	$—
Purchase obligations (2)	10,823	10,823	—	—	—	—	—
Contractual obligations under license agreements	490	110	55	55	45	45	180
Total	$25,876	$12,537	$6,479	$6,590	$45	$45	$180

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Purchase obligations consist of non-cancelable purchase commitments to suppliers and contract research organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. For the nine months ended September 30, 2021, we recorded a loss on foreign currency exchange rate differences of approximately $80,000 and for the nine months ended September 30, 2020, we recorded a gain on foreign currency exchange rate differences of approximately $3,000, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2021, we had cash and cash equivalents of $600.1 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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
In order to develop and obtain regulatory approval for our drug candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us or at all. If we raise additional funds by issuing equity securities, including under our ATM, substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures, or licensing arrangements.
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
The outbreak of the novel strain of coronavirus SARS-CoV-2, which causes coronavirus disease (“COVID-19”), continues to be a global pandemic. While it is not possible at this time to estimate the overall impact that COVID-19 could have on our business, the continued rapid spread of COVID-19, the emergence of variant strains, and the measures taken by the governments and local authorities of affected countries and local jurisdictions, has disrupted our Phase 2 clinical trial for prasinezumab and could disrupt and delay our planned clinical trials, our research and nonclinical studies, the manufacture or shipment of both drug substance and finished drug product for our drug candidates for preclinical testing and clinical trials and materially adversely impact our liquidity, results of operations, financial condition, or business, including the following:

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
Further, conducting clinical trials in foreign countries, as we do and may continue do for our drug candidates, presents potential additional risks for our clinical trials. These risks include the failure in foreign countries to adhere to clinical protocol as a result of differences in regional or local healthcare services or customs, obtaining clinical data and/or clinical samples from sites in such foreign countries, managing additional administrative burdens associated with foreign regulatory requirements, as well as political and economic risks relevant to such foreign countries.
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
•the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a New Drug Application (“NDA”) or a Biologic License Application (“BLA”) to the FDA, a Marketing Authorization Application (“MAA”) to the EMA, or similar applications to comparable regulatory authorities;
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
The FDA or other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.
We are and may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any other comparable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any other comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
Although we have obtained agreement with the FDA on a special protocol assessment (“SPA”) with regard to our Phase 3 AFFIRM-AL trial of birtamimab, an SPA does not guarantee approval of birtamimab or any other particular outcome from regulatory review.
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
Although the FDA has agreed to the SPA for our Phase 3 AFFIRM-AL clinical trial with respect to the primary endpoint and certain other aspects of the clinical trial, a SPA agreement does not guarantee approval of a drug candidate. The FDA may limit the scope of its agreement to an SPA agreement to certain, specific aspects of the clinical trial design. Even if the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, a SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the agreed upon study protocol, or the relevant data, assumptions, or information provided by the sponsor in a request for the SPA change or are found to be false or to omit relevant facts. In addition, even after a SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to the modification of the study protocol and/or statistical analysis plan. Generally, such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.
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
In both U.S. and non-U.S. markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare, managed care providers, private health insurers, and other organizations. There is significant uncertainty related to the third-

party coverage and reimbursement of newly approved drugs. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Third-party payers are also increasingly attempting to contain healthcare costs by demanding price discounts or rebates limiting both coverage and the amounts that they will pay for new drugs, and, as a result, they may not cover or provide adequate payment for our drug candidates. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any drug candidates for which marketing approval is obtained.
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
Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. However, during the 12-year period of reference product exclusivity, another company may obtain FDA licensure and market a competing version of the reference product if the FDA approves a full de novo BLA, not an abbreviated BLA for a biosimilar product, for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.
The law is complex and is still being interpreted and implemented by the FDA. Any processes adopted by the FDA to implement the BPCIA could have a material adverse effect on the future commercial prospects for our biologic products. In addition, there has been discussion of whether Congress should reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation of the BPCIA is subject to significant uncertainty.
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
We may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.
Birtamimab has been granted Orphan Drug Designation by both the FDA and EMA for the treatment of AL amyloidosis. In addition, we may seek Orphan Drug Designation for one or more of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drug products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.
If a drug product that has Orphan Drug Designation subsequently receives the first FDA approval or licensure for a particular active ingredient for the disease for which it has such designation, the drug product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve or license other drug products that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our drug product.
A Fast Track designation by the FDA, even if granted for current or future drug candidates, may not lead to a faster development or regulatory review, licensure process and does not increase the likelihood that our drug candidates will receive marketing licensure.
Birtamimab has been granted Fast Track Designation by the FDA for the treatment of AL amyloidosis. In addition, we may seek Fast Track designation for one or more of our future drug candidates. If a drug candidate is intended for the treatment of a serious condition and demonstrates the potential to address an unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our drug candidates, but there is no assurance that the FDA will grant this status to any of our drug candidates. The FDA has broad discretion whether or not to grant Fast Track designation, and even if we consider a particular drug candidate to be eligible for this designation, there is no assurance that it will be granted by the FDA. Even if we do receive Fast Track designation, we may not experience a faster review or approval compared to other, non-expedited FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our applicable clinical development program. Marketing applications filed by sponsors of products granted Fast Track designation may qualify for priority review under FDA policies and procedures, but Fast Track designation does not assure any such review or ultimate marketing approval by the FDA.
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

On July 8, 2021, the Company, together with its wholly owned subsidiary, Prothena Biosciences Limited (“PBL”), entered into a Share Purchase Agreement with Novo Nordisk and NNRE (together with Novo Nordisk, “Buyer”), pursuant to which PBL sold and transferred to NNRE, all issued and outstanding ordinary shares of Neotope Neuroscience Limited, a wholly owned subsidiary of PBL, for an aggregate purchase price of up to $1.23 billion. The aggregate purchase price consists of an upfront payment of $60 million in cash, subject to customary purchase price adjustments, and an aggregate of $1.17 billion in cash, payable on Buyer’s achievement of certain development, commercialization and net sales-based milestones. There can be no assurance that such milestones will be met. If we do not receive milestone payments as a result of the transaction in anticipated amounts or at all, we may need to seek additional sources of capital to pursue further research, development, and/or commercialization of our drug candidates, and this could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares under our ATM), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2021, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plan was 11,802,724.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Tenth Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

10.2#	Amended and Restated Consulting Agreement, dated July 15, 2020, between Prothena Biosciences Inc and Dennis J. Selkoe					X

10.3+
Amendment No. 2 to License, Development, and Commercialization Agreement, entered into on December 11, 2013, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.

X

10.4+	Share Purchase Agreement, dated as of July 8, 2021, by and among Novo Nordisk A/S, Novo Nordisk Region Europe A/S, Prothena Corporation plc, and Prothena Biosciences Limited					X

10.5+	U.S. License Agreement, dated as of July 30, 2021, as amended on August 12, 2021 and September 8, 2021, by and between Prothena Biosciences Limited and Celgene Switzerland LLC					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________
#    Indicates management contract or compensatory plan or arrangement.
+    Certain information in this exhibit (indicated by asterisks) has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such information is both not material and the type of information that the registrant customarily and actually treats as private and confidential.
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

Dated:	November 4, 2021	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer