Form 10-K
period 2021-12-31
PROTHENA CORP PUBLIC LTD CO
filed 2022-02-25
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021

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
Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1,727,740,034, based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
46,685,735 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 17, 2022, are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2021.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2021

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our to continue building a biology-directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; plans for future clinical studies of our drug candidates; our potential to advance, initiate, and complete IND enabling studies for our discovery and preclinical programs; our collaborations with Roche, Bristol Myers Squibb, and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline; and our anticipated need for additional capital.
These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties set forth below, those discussed under Item 1A “Risk Factors” of this Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission.
Except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this Form 10-K:
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

PART I
ITEM 1. BUSINESS
Overview

Prothena is a late-stage clinical biotechnology company with expertise in protein dysregulation and a pipeline of investigational therapeutics with the potential to change the course of devastating rare neurodegenerative and peripheral amyloid diseases.

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 that targets Aβ (Amyloid beta) and a novel dual Aβ-Tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases. We are also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business.

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

Under certain pathological conditions, the process by which proteins fold into specific conformations to carry out their intended biological activities becomes dysregulated. When this happens, proteins misfold and propagate many diseases that are not adequately addressed by current therapies. Proteins that misfold and aggregate to form amyloid are associated with a multitude of common and rare human diseases that can gravely damage vital organs. Amyloid can affect any organ in the body. Our pipeline reflects our deep understanding of the contribution of these toxic proteins to the cause and progression of disease. For example, the misfolding and aggregation of the amyloid beta (Aβ) protein leads to a build-up of amyloid in the brain, which scientists believe is the primary cause of Alzheimer’s disease. Parkinson’s disease is characterized by neuronal dysfunction and loss caused by the cell-to-cell spreading of toxic forms of aggregated alpha-synuclein protein. Transthyretin amyloidosis (ATTR amyloidosis), and AL amyloidosis are rare, progressive and fatal diseases, characterized by deposition of aggregated misfolded transthyretin and light chain proteins, respectively, in vital organs such as the heart.

We leverage pioneering protein dysregulation science to develop novel therapeutic solutions that directly target pathogenic proteins in order to change the course of devastating neurodegenerative and rare peripheral amyloid diseases. We are advancing a broad pipeline of therapies with novel mechanisms of action that are uniquely suited to address unmet medical needs in targeted patient populations.

Our plan is to become a fully integrated research, development, and commercial biotechnology company. Two late-stage programs in our pipeline are ongoing, including AFFIRM-AL, a registration-enabling Phase 3 study of birtamimab in Mayo Stage IV patients with AL amyloidosis being conducted under a Special Protocol Assessment (SPA) agreement with FDA with significance level of p ≤ 0.10, and a Phase 2b PADOVA study of prasinezumab in patients with early Parkinson’s disease being conducted by Roche. In addition, we are advancing a robust portfolio of Alzheimer’s disease programs designed to target the underlying disease pathology. These programs include PRX012, an anti-Aβ antibody designed to be best-in-class and dosed subcutaneously; PRX005, an MTBR specific, anti-tau antibody designed for best-in-class efficacy, which is partnered with Bristol Myers Squibb; and a dual Aβ-tau vaccine for the treatment and prevention of Alzheimer’s.

Key elements of our strategy to achieve our goal are to:

•Concentrate our discovery and development efforts in areas where we have decades of scientific expertise and experience.

We leverage our core scientific expertise and proven protein dysregulation platform to develop novel therapeutics for the potential treatment of neurodegenerative and rare peripheral amyloid diseases.

Our pipeline is advanced by a team with scientific expertise and a track record of discovering and developing innovative, and often first-in-class programs. Our legacy includes fundamental discoveries in the understanding of Alzheimer’s disease biology including identifying and elucidating the role Aβ plays in Alzheimer’s disease pathology and discovering the biological cause of amyloid related imaging abnormalities (“ARIA”). These findings led to the development of a drug discovery and development organization that generated first-in-class clinical candidates in Alzheimer’s disease, Parkinson’s disease, and AL and ATTR amyloidosis.

Key elements of our Biology-Directed Discovery Engine include:

•A focus on pathophysiology-directed targeting focused on targeting proteins with the greatest effect on disease;
•Expert epitope mapping with deep expertise in determining optimal epitopes to be targeted for maximal efficacy; and
•Disease driven antibody engineering for therapeutics engineered to optimally eliminate pathogenic proteins while preserving normal biology

Once we formulate a novel hypothesis or approach, we determine how to optimally intervene against a known target. We employ a combination of our understanding of normal protein structure, computational antibody design technologies, and an empirical and unbiased screening process to determine the optimal epitope to target on a pathogenic protein. Through our detailed screening process, we define critical regions of the protein involved in the pathological progression of a particular disease to elucidate key epitopes that are hidden when a protein is normally folded but exposed when a protein misfolds and remains exposed in all of its pathogenic aggregation states, inclusive of deposited amyloid. We engineer our molecules to interact with that epitope in a way that is most likely to intercept or halt the underlying disease process. We do this by designing molecules with a bias toward the pathogenic forms of the protein. We then develop a multitude of antibodies against the target, characterize specific and selective antibodies in vitro, and then use them to test the initial hypothesis in vivo using animal models of disease. We often rely on the use of preclinical models that have been extensively developed to establish early clinical proof of concept for our programs. We leverage our insight of disease pathology and, when possible, employ biomarker endpoints as a way to detect signals of biological activity. We may elect to start clinical testing in indications that have well-established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, either by us or by potential partners.

Our biology-directed engine produces molecules that specifically and selectively target the toxic, or pathogenic, protein species in order to alleviate their detrimental effects, while - to the furthest extent possible - leaving the native, or healthy, form of the protein unaffected.

We have employed our discovery engine to optimally target key epitopes on misfolded proteins including Aβ, tau, alpha-synuclein, light chain, and transthyretin to relevantly influence biology and achieve clinical benefit across a number of indications.

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

Moving forward, we intend to advance new discovery-stage therapeutics for other diseases with unmet medical needs. Our discovery efforts targeting tau, Aβ and TDP-43 for the potential treatment and prevention of Alzheimer’s disease (AD) and amyotropic lateral sclerosis (ALS) are examples of this.

•Pursue strategic business development opportunities and collaborations and leverage external resources.

We capitalize on a foundation of internal discovery efforts augmented by collaborations with academic and industry partners and business development activities to build upon our internally generated pipeline.

Our robust discovery engine generates new targets and compounds that have the potential to treat unmet medical needs. For investigational therapeutic programs targeting broad patient populations that may require large clinical trials and development investment, we may seek to collaborate or license these programs to pharmaceutical or biotechnology companies for development and/or commercialization. Our collaboration with Roche to develop prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies and our global neuroscience R&D collaboration with BMS focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases are examples of this, as is the acquisition of our ATTR amyloidosis business by Novo Nordisk. Within these types of collaborations, we will evaluate several strategic options for designing and operationalizing early to late-stage development programs. This includes evaluating the option of designing and operationalizing clinical programs ourselves or with a partner.

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

As we move our drug candidates through development toward regulatory approval, we will evaluate several strategic options for commercialization. These options include building our own internal sales force; forging partnerships with other pharmaceutical or biotechnology companies, to jointly sell and market the product; pursuing regional licensing agreements in markets where we do not have expertise or infrastructure; and out-licensing or selling the product, whereby another pharmaceutical or biotechnology company sells and markets the product and pays us a royalty on sales. We evaluate options for each product based on a number of factors including commercial synergies and expertise, capital necessary to execute on each option, size of the market to be addressed, and the expertise and terms of potential offers from other pharmaceutical and biotechnology companies. Our collaboration with Roche for the potential commercialization of prasinezumab is an example of this strategy, as is the acquisition of our ATTR amyloidosis business by Novo Nordisk.

Our Research and Development Pipeline

Our clinical research and development pipeline includes three therapeutic antibody programs in clinical development: Birtamimab for the potential treatment of AL amyloidosis; prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; and PRX004, which is being developed by Novo Nordisk, for the potential treatment of ATTR amyloidosis.

In addition to our clinical development pipeline, we have a number of discovery- and late-preclinical-stage programs targeting proteins implicated in neurological diseases including Aβ and tau for the potential treatment and prevention of Alzheimer’s disease and other neurodegenerative disorders, and TDP-43 for the potential treatment of amyotrophic lateral sclerosis. Tau, TDP-43 and a third undisclosed neurodegenerative target are the focus of our collaboration with BMS.

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

Clinical Development Program for Birtamimab

Early Development

Birtamimab was designed to react with a “cryptic” epitope that is exposed on misfolded kappa and lambda light chains that misfold and form amyloid. The epitope is well defined and highly conserved in light chains and exposed from early stages of aggregation throughout amyloid. Preclinical research has demonstrated that birtamimab binds to both soluble and insoluble aggregated kappa and lambda immunoglobulin light chain by recognizing this epitope that is exposed at the earliest stages of abnormal light chain misfolding and through aggregation of deposited amyloid. Our extensive preclinical findings and publications describe two proposed mechanisms of action for birtamimab: binding and neutralization of toxic light chain aggregates, and clearance of amyloid deposits by phagocytosis.

In multiple clinical studies, birtamimab has been shown to be generally safe and well tolerated and has been evaluated in 302 patients receiving monthly intravenous infusions (including 294 patients who received the recommended 24 mg/kg dose), for an average of approximately 15 months.

Confirmatory Phase 3 AFFIRM-AL Study Design under SPA Agreement with FDA

Based on further analyses regarding data from the VITAL study and multiple in-depth discussions with the U.S. Food and Drug Administration (FDA), Prothena announced plans on February 1, 2021 to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL study in Mayo Stage IV patients with AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 study that is being conducted with a primary endpoint of all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA.

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

License, Development, and Commercialization Agreement with Roche

In December 2013, we entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab, which are referred to in this report collectively as “Licensed Products.” The License Agreement became effective on January 17, 2014, which triggered an upfront payment to us of $30.0 million from Roche, which we received in February 2014. In July 2017, we announced that the first patient had been enrolled in PASADENA, a global Phase 2 study of prasinezumab in patients with early Parkinson’s disease. The start of the Phase 2 PASADENA study triggered a $30.0 million milestone payment from Roche to Prothena, which was earned in the second quarter of 2017. In May 2021, we announced that the first patient had been enrolled in PADOVA, a global Phase 2b study of prasinezumab in patients with early Parkinson’s disease. The start of the Phase 2b PADOVA study triggered a $60.0 million milestone payment from Roche to Prothena, which was earned in the second quarter of 2021.

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

We have so far earned $135 million of a total $755 million in potential clinical, regulatory and sales milestones. In addition to the $30.0 million upfront payment and clinical milestone payment of $15.0 million (both in 2014), the clinical milestone payment of $30.0 million in 2017, and the clinical milestone payment of $60 million in 2021, Roche is also obligated to pay:
•up to $290.0 million upon the achievement of additional development, regulatory and various first commercial sales milestones;
•up to $155.0 million upon the achievement of U.S. commercial sales milestones;
•up to $175.0 million upon achievement of ex-U.S. commercial sales milestones; and
•tiered, high single-digit to high double-digit royalties in the teens based on U.S. and ex-U.S. annual net sales, subject to certain adjustments, with respect to the applicable Licensed Product.

Roche bore 100% of the cost of conducting the research collaboration under the License Agreement during the research term, which expired December 31, 2017. In May 2021, the Company exercised its rights under the terms of License Agreement to receive potential U.S. commercial sales milestone and royalties, in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease. Thus in the U.S. through May 28, 2021, the parties shared all development costs, all of which were allocated 70% to Roche and 30% to the Company, for prasinezumab in the Parkinson’s disease indication. If the Company opts in to participate in co-development and co-funding for any other Licensed Products and/or indications, the parties will share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to the Company. In addition, we have an option under the License Agreement to co-promote prasinezumab in the U.S. in the Parkinson’s disease indication. If we exercise such option, we may also elect to co-promote additional licensed products in the U.S. approved for Parkinson’s disease or other indications calling on the same prescriber. Outside the U.S., Roche has responsibility for developing and commercializing the licensed products.

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

ATTR Amyloidosis Business Acquired by Novo Nordisk

On July 12, 2021, we announced that Prothena and Novo Nordisk have entered into a definitive purchase agreement under which Novo Nordisk has acquired Prothena’s clinical stage antibody PRX004 and broader ATTR amyloidosis business.

Under the terms of the definitive purchase agreement, Novo Nordisk acquired Prothena’s wholly-owned subsidiary and gained full worldwide rights to the intellectual property and related rights of Prothena’s ATTR amyloidosis business and pipeline. The aggregate purchase price consists of an upfront payment of $60 million in cash, subject to customary purchase price adjustments. In addition, we are eligible to receive development and sales milestone payments totaling up to $1.17 billion, including a $40 million near-term clinical milestone payment.

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

Global Neuroscience Research and Development Collaboration with Bristol Myers Squibb

In March 2018, we entered into the Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene (which was acquired by BMS in November 2019), under which Celgene (now Bristol Myers Squibb (BMS)) may elect in its sole discretion to exclusively license rights to develop and commercialize antibodies targeting Tau, TDP-43 and an undisclosed target. The Collaboration Agreement became effective on March 20, 2018, which triggered an upfront payment to us of $100 million, as well as a further payment of approximately $50 million to subscribe for 1,174,536 of the Company’s ordinary shares at a price of $42.57 per share, pursuant to a Share Subscription Agreement (the “SSA”) as described further below.

In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005. BMS paid Prothena $80.0 million following the execution of a US License Agreement for PRX005 and transfer of the underlying license.

On a program-by-program basis, following Prothena’s filing of an investigational new drug (IND) application for the additional two collaboration programs, BMS may elect in its sole discretion to exercise its right to receive an exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US Rights”). If BMS exercises the US Rights for a collaboration program, it is obligated to pay Prothena an exercise fee of approximately $80 million per program. Thereafter, BMS would have decision making authority over development activities, and all regulatory, manufacturing and commercialization activities, for antibody products targeting the relevant Collaboration Target (the “Collaboration Products”) in the U.S.

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

Our preclinical pipeline includes PRX012 and our dual Aβ-tau vaccine for the potential treatment of Alzheimer’s disease. These two programs are part of Prothena’s Alzheimer’s disease portfolio that includes antibody, vaccine, and small molecule approaches.

PRX012 for the Potential Treatment of Alzheimer’s Disease

PRX012 is an investigational antibody that targets Aβ, or Amyloid Beta, a protein implicated in Alzheimer’s disease (AD). Our scientists have advanced the understanding of the biology of AD and made particularly impactful and fundamental discoveries that elucidated the role amyloid plays in the disease.

Monoclonal antibodies targeting key epitopes within the N-terminus of Aβ have demonstrated that reducing amyloid plaque burden is associated with the slowing of clinical decline in Alzheimer’s disease. To address the growing prevalence of Alzheimer’s disease with a therapeutic that can be made widely accessible to patients, we have developed highly potent anti-Aβ antibodies that retain or improve key attributes that are thought to underlie the observed efficacy of N-terminally directed therapeutics such as aducanumab, with the aim of offering similar or improved efficacy with convenient subcutaneous dosing regimens. In preclinical studies, our antibodies demonstrated a higher binding strength to amyloid than aducanumab; specifically, antibodies with as much as an 11-fold greater affinity/avidity for fibrillar Aβ than aducanumab that also neutralized soluble, toxic (i.e., oligomeric) Aβ species. Our antibodies were also shown to recognize Aβ pathology to a greater extent than aducanumab, demonstrating more extensive plaque area binding at lower antibody concentrations, which are estimated to be clinically relevant exposures in the central nervous system following systemic dosing.

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

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the development, testing, use, labeling, manufacturing, storage, record-keeping, reporting, marketing, advertising, tracking and tracing and promotion of pharmaceutical and biological products. The FDA does so under the U.S. Federal Food, Drug, and Cosmetic Act and its implementing regulations and guidance for industry, and the U.S. Public Health Service Act and its implementing regulations. Non-compliance with applicable requirements can result in warning and untitled letters, civil and criminal fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending applications for product approval until manufacturing or other alleged deficiencies are brought into compliance. The FDA and other comparable regulatory authorities also have the authority to cause the withdrawal of approval of a marketed product or to impose additional labeling or distribution restrictions.

The pricing of pharmaceutical and biological products is regulated in many countries and the mechanism of price regulation varies. In the U.S., while there are limited indirect federal government price controls over private sector purchases of drugs, it is not possible to predict future regulatory action or private sector initiatives on the pricing of pharmaceutical products.

Product Approval

United States. In the U.S., our current drug candidates are regulated as biological products, or biologics. The FDA regulates biologics under the U.S. Food, Drug, and Cosmetics Act, the Public Health Service Act and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves, and is not limited to, the following:

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
•completion of chemistry, manufacturing and control (“CMC”) processes and procedures to establish the safety and quality of the product in accordance with FDA’s current good manufacturing practices (“cGMP”) regulations;

•submission to the FDA of a BLA for a new biologic, after completion of all required clinical trials;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with regulatory requirements, including cGMP regulations;
•referral of the BLA to an advisory committee for review, if deemed necessary; and
•FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the U.S.

Nonclinical tests assess the potential safety and pharmacologic effects of a product candidate in in vitro and/or in vivo studies. The results of these studies must be submitted to the FDA as part of an IND before human testing may proceed. An IND is a request for authorization from the FDA to manufacture and administer an investigational drug or biologic product to humans. The IND includes the general investigational plan and the proposed protocol(s) for human studies. The IND also includes results of nonclinical studies and other human studies, as appropriate, as well as manufacturing information, analytical data and any other available data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may be initiated. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises full or partial concerns or questions related to initiation of the proposed clinical trial(s). In such a case, the IND may be placed on a full or partial clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial(s) may begin. Accordingly, submission of an IND may or may not result in the FDA allowing a clinical trial(s) to commence as planned.

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

The clinical trial process can take many years to complete, and there can be no assurance that the data collected will support FDA approval of the product. During all phases of clinical development, regulatory agencies require extensive monitoring of clinical activities, clinical data, and clinical trial investigators. Clinical trials may not be completed successfully within any specified period, if at all. The FDA may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unreasonable and significant health risk or illness or injury.

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

The Breakthrough Therapy designation provides sponsors with all of the features of Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. This FDA designation requires preliminary clinical evidence that a product candidate intended to treat a serious or life-threatening condition, alone or in combination with other drugs or biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

FDA may grant Accelerated Approval to a product for a serious or life-threatening condition, upon a determination that the product has an effect on a surrogate or intermediate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require the sponsor to conduct post-approval confirmatory trials to verify the clinical benefit. In addition, the FDA requires pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

After the FDA evaluates the BLA and conducts pre-approval inspections of manufacturing facilities where the candidate product and/or its active pharmaceutical ingredient will be produced, of clinical sites and of the sponsor, if deemed necessary, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific labeling for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval.

The FDA may also require a Risk Evaluation and Mitigation Strategy (“REMS”) plan as a condition of approval to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. A REMS if required, must be submitted to the FDA for review and approval.

The FDA also may impose other conditions for approval including but not limited to, changes to proposed labeling, changes to manufacturing controls and specifications, or a commitment or requirement to conduct one or more post-marketing studies or additional clinical trials. Such post-marketing commitments or requirements may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse events, and submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products. Additionally, any significant change in the approved product or in how it is manufactured, including changes in formulation or the site of manufacture, generally require prior FDA approval of a supplemental BLA. The packaging and labeling of all products developed by us are also subject to FDA approval and ongoing regulation.

Sponsors are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP standards, which impose, among other things, certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product is safe, and has the identity, strength, quality, purity and potency characteristics that it purports to have. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Noncompliance with cGMP or other requirements can result in issuance of warning or untitled letters, civil and criminal penalties, seizures, and injunctive action, as well as FDA not approving pending supplemental applications or withdrawing prior approvals, and product recalls.

FDA regulations also require, among other things, investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers and sponsors must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of drugs. While doctors are free to prescribe any product approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a product that are consistent with the FDA approval labeling, and the company is allowed to market a drug only for the particular use(s) approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in, among other things, adverse publicity, warning or untitled letters, corrective advertising, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which a company promotes or distributes drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities, have increased their scrutiny of the promotion and marketing of drugs.

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

Orphan Drugs

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for this type of disease or condition will be recovered from sales in the U.S. for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as demonstration of clinical superiority to the product with orphan exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. In addition, another company may obtain orphan exclusivity for the same drug for the same use before we do, which would block FDA from approving our product until the end of the exclusivity period unless we can demonstrate clinical superiority or the first-approved company is unable to assure supply. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

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

Intellectual Property

We seek to protect our proprietary technology and other intellectual property that we believe is important to our business, including by seeking, maintaining and defending patents. We also rely on trade secrets and know-how to protect our business. We may seek licenses from others as appropriate to enhance or maintain our competitive position.

Our intellectual property is primarily directed to therapeutic product candidates and related methods for the treatment of diseases that involve protein dysregulation, amyloidosis, or neurodegeneration, and other proprietary technologies and processes related to our lead product development candidates.

We own or hold exclusive licenses to a number of issued patents and pending patent applications in the U.S. and other jurisdictions, including Patent Cooperation Treaty applications. As of December 31, 2021, our patent portfolio included the following families of patents or patent applications that we own or have exclusively licensed from other parties:
•Approximately 7 patent families related to AL or AA amyloidosis, including our birtamimab program, including a composition of matter patent anticipated to expire 2029 (subject to potential adjustments in patent term as described below);
•Approximately 14 patent families related to Parkinson’s disease and other synucleinopathies, including our prasinezumab program, including a composition of matter patent anticipated to expire in 2032 (subject to potential adjustments in patent term as described below);
•Approximately 11 patent families related to passive immunotherapy for Alzheimer's disease, including our PRX005 and PRX012 programs; and
•Approximately 25 patent families related to other potential targets of intervention and diseases, including TDP-43, and other product candidates including vaccines.

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during diligent clinical development and the FDA regulatory review process, which together are the regulatory review period. The U.S. Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under a regulatory review period. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent can be extended for each first regulatory review period for a product. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA or NDA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

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

PRX004 - Rentschler Biopharma SE (“Rentschler”) manufactured clinical supplies of our drug candidate PRX004 for our completed Phase 1 clinical trial. On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including our drug candidate

PRX004. We are dependent on Novo Nordisk, and its third party manufacturers if applicable, to manufacture clinical supplies of PRX004.

Birtamimab (NEOD001) - BI manufactured clinical supplies of our drug candidate birtamimab for our prior Phase 1, Phase 2 (PRONTO) and Phase 3 (VITAL) clinical trials. Rentschler is our third-party manufacturer of drug substance for our Phase 3 (AFFIRM-AL) clinical trial. Such drug substance manufactured by Rentschler has been demonstrated to be comparable to the drug substance manufactured by BI. Catalent Pharma Solutions, LLC (“Catalent”) is our third-party manufacturer of drug product for our Phase 3 (AFFIRM-AL) clinical trial, and this drug product has been demonstrated to be comparable to the drug product produced by BI. We are dependent on Rentschler and Catalent to manufacture clinical supplies for our Phase 3 (AFFIRM-AL) clinical trial.

PRX005 (Tau) - Catalent is our is our third-party manufacturer of drug substance and Berkshire Sterile Manufacturing, LLC (“Berkshire”) is our third-party manufacturer for drug product. We are dependent on Catalent and Berkshire to manufacture clinical supplies for our Phase 1 clinical trial and any subsequent clinical trials for PRX005.

PRX012 (Aβ) - Catalent is our is our third-party manufacturer of drug substance and Berkshire is our third-party manufacturer for drug product. We are dependent on Catalent and Berkshire to manufacture clinical supplies for our planned Phase 1 clinical trial and any subsequent clinical trials for PRX012.

Research and Development

Our research and development expenses totaled $82.3 million, $74.9 million and $50.8 million in 2021, 2020 and 2019, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees and Human Capital Management

As of December 31, 2021, we had 82 employees, including 22 holding M.D. and/or Ph.D. degrees. Of our employees, 52 were engaged in research and development activities and the remainder were working in general and administrative areas.

To attract and retain qualified employees, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit and wellness package, and equity compensation for every employee. An objective of our equity incentive program has been, and continues to be, to align the interests of equity incentive plan participants with those of our shareholders. We benchmark and survey the market to ensure we maintain competitive compensation and benefits programs for our employees.

Our human capital management strategy also embraces diversity and inclusion. As of December 31, 2021, we employed approximately 54% women and 46% men, and approximately 44% of our employees are racially or ethnically diverse. Our executive team, including employees at or above the vice president level, includes approximately 38% women, and approximately 35% who are racially or ethnically diverse. These figures were estimated by our human resources department.

The well-being, health, and safety of our employees are integral to the success of our business. In response to the COVID-19 pandemic, we implemented masking and social distancing policies, and other safety measures at our facilities. Additionally, because we enabled remote working arrangements and restricted certain employee travel, we have efforts underway focused on engagement and integration of our existing and new employees.

Our Board of Directors oversees and monitors our strategies and policies related to human capital management within our workforce, including with respect to policies on diversity and inclusion, workplace environment and safety, and corporate culture.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 2 to the Consolidated Financial Statements included in this report.

Available information

Our principal executive office is at 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, D02 VK60, Ireland, and our telephone number at that address is +353-1-236-2500. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Such periodic reports, proxy statements and other information are available for inspection and copying at the SECs Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investors page of our website, www.prothena.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Conduct, which applies to all directors and employees, and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors. Our filings with the SEC are posted on our website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing or telephoning us at: Prothena Corporation plc, 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, D02 VK60, Ireland, +353-1-236-2500, or through the Investors page of our website.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of $67.0 million, $(111.1) million and $(77.7) million for the years ended December 31, 2021, 2020 and 2019, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of December 31, 2021, we had cash and cash equivalents of $579.1 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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
In order to develop and obtain regulatory approval for our drug candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us or at all. If we raise additional funds by issuing equity securities, including pursuant to our December 2021 Distribution Agreement (as discussed below), substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures, or licensing arrangements.
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
The outbreak of the novel strain of coronavirus SARS-CoV-2, which causes coronavirus disease (“COVID-19”), continues to be a global pandemic. While it is not possible at this time to estimate the overall impact that COVID-19 could have on our business, the continued rapid spread of COVID-19, the emergence of variant strains, and the measures taken by the governments and local authorities of affected countries and local jurisdictions, has disrupted our Phase 2 clinical trial for prasinezumab, has delayed initiating clinical trial sites for our Phase 3 clinical trial for birtamimab, and could disrupt and delay our planned clinical trials, our research and nonclinical studies, the manufacture or shipment of both drug substance and finished drug product for our drug candidates for preclinical testing and clinical trials and materially adversely impact our liquidity, results of operations, financial condition, or business, including the following:
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
•initiation of clinical trial sites for our Phase 3 clinical trial for birtamimab has been delayed and we, or our collaboration partners, may be further delayed in or prevented from initiating new clinical trials of current or prospective drug candidates because of (i) delays or difficulties in manufacturing drug product, (ii) delays or difficulties preparing regulatory submissions, (iii) delays or difficulties contracting with essential third-party vendors (such as contract research organizations), (iv) delays or difficulties enlisting site investigators or initiating clinical trial sites, (v) delays or difficulties recruiting or enrolling study participants, or (vi) delays or difficulties supplying drug product or other equipment or materials to clinical trial sites or other locations;
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
We are highly dependent on key personnel, including Dr. Gene G. Kinney, our President and Chief Executive Officer. There can be no assurance that we will be able to retain Dr. Kinney or any of our key personnel. The loss of the services of Dr. Kinney or any other person on whom we are highly dependent might impede the achievement of our research, development, and commercial objectives. We do not carry “key person” insurance covering any members of our senior management.
Attracting and retaining qualified scientific and other personnel are critical to our growth and future success. Competition for qualified personnel in our industry is intense. We may not be able to attract and retain these personnel on acceptable terms given that competition. Additionally, we may not be able to integrate and motivate qualified personnel to enable them to succeed in their positions. Failure to attract, integrate, retain, and motivate qualified personnel could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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

We may be adversely affected by earthquakes, natural disasters, and adverse weather events, including as a result of climate change.
Our key facility and almost all of our operations are in the San Francisco Bay Area of Northern California, which in the past has experienced severe earthquakes. If an earthquake, other natural disaster, or similar event were to occur and prevent us from using all or a significant portion of those operations or local critical infrastructure, or that otherwise disrupts our operations, it could be difficult or impossible for us to continue our business for a substantial period of time. We have disaster recovery and business continuity plans, but they may prove to be inadequate in the event of a natural disaster or similar event. We may incur substantial expenses if our disaster recovery and business continuity plans prove to be inadequate. We do not carry earthquake insurance. Furthermore, third parties upon which we are materially dependent upon may be vulnerable to natural disasters or similar events. Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of adverse weather events. Any, such adverse weather event, natural disaster or similar occurrence could have an adverse effect on our business, financial condition, or results of operations.

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

•the U.S. Physician Payment Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians (as defined by statute) and their immediate family members. Effective January 1, 2022, these reporting obligations extended to include transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives;
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
We are dependent on Novo Nordisk, and its third party manufacturers if applicable, to manufacture clinical supplies of PRX004.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such drug candidates are commercialized. Even if patents covering our drug candidates are obtained, once a patent covering a drug candidate has expired, we may be open to competition, including biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours. Our patents issued as of December 31, 2021, are anticipated to expire on dates ranging from 2023 to 2041, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of December 31, 2021, the resulting patents are projected to expire on dates ranging from 2025 to 2042. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each first regulatory review period for a product, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.
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

In the event we are able to establish third-party infringement of our patents, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2021, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 11,815,677.
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
Significant potential adverse U.S. federal income tax implications generally apply to U.S. investors owning shares of a passive foreign investment company (“PFIC”), directly or indirectly. In general, we would be a PFIC for a taxable year if either (i) 75% or more of our income constitutes passive income, or (ii) 50% or more of our assets produce passive income or are held for the production of passive income. Changes in the composition of our active or passive income, passive assets or changes in our fair market value may cause us to become a PFIC. A separate determination must be made each taxable year as to whether we are a PFIC (after the close of each taxable year).
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2021. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for the current taxable year or any future taxable year.
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

In Dublin, Ireland, we occupy approximately 700 square feet of office under a lease which expires in July 2022.

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
Holders
There were approximately 5,307 shareholders of record of our ordinary shares as of February 18, 2022. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Performance Graph(1)
The following graph shows a comparison from December 31, 2016, through December 31, 2021, of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Prothena Corporation plc	$100	$76	$21	$32	$24	$100
Nasdaq Composite Index	$100	$128	$123	$167	$239	$291
Nasdaq Biotechnology Index	$100	$121	$110	$137	$172	$171
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
Dividends on our ordinary shares that are owned by residents of the U.S. and held beneficially through the Depository Trust Company (“DTC”) will not be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the U.S.
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
Irish Tax on Capital Gains
A shareholder who is neither resident nor ordinarily resident in Ireland and does not hold their shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency should not be within the charge to Irish Capital Gains Tax on a disposal of our shares.
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
ITEM 6. [RESERVED]
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

Overview

Prothena is a late-stage clinical biotechnology company with expertise in protein dysregulation and a pipeline of investigational therapeutics with the potential to change the course of devastating neurodegenerative and rare peripheral amyloid diseases.

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 that targets Aβ (Amyloid beta) and a novel dual Aβ-Tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target in collaboration with BMS for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases. We are also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business.

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
Results of Operations
Comparison of Years Ended December 31, 2021, 2020 and 2019
Revenue

	Year Ended December 31,			Percentage Change
	2021	2020	2019	2021/2020	2020/2019
	(Dollars in thousands)
Collaboration revenue	$139,833	$564	$814	24,693%	(31)%
Revenue from license and intellectual property	60,744	289	—	20,919%	nm
Total revenue	$200,577	$853	$814	23,414%	5%
_________________________
nm = not meaningful
Total revenue was $200.6 million, $0.9 million, and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Collaboration revenue includes milestone payments and reimbursements under our License Agreement with Roche. For the year ended December 31, 2021, collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the global Phase 2b for prasinezumab PADOVA study. For the years ended December 31, 2021, 2020 and 2019, collaboration revenue included reimbursements under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
Collaboration revenue also includes revenue recognized under our Collaboration Agreement with BMS. For the year ended December 31, 2021, collaboration revenue recognized from BMS was $79.7 million of the total transaction consideration of $104.9 million for the PRX005 US License and US Development Services, see Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Collaboration Agreement with Bristol Myers Squibb for more information.
License and intellectual property revenue included $60.7 million in revenue from the sale of intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline to Novo Nordisk in the year ended December 31, 2021. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information. For the years ended December 31, 2021 and 2020 license revenue included license fees paid under License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
Assuming no significant change in our business, we expect our 2022 revenue to decline over the prior year as our 2021 revenue was primarily comprised of nonrecurring milestone and license and intellectual property revenue.
Operating Expenses

	Year Ended December 31,			Percentage Change
	2021	2020	2019	2021/2020	2020/2019
	(Dollars in thousands)
Research and development	$82,284	$74,884	$50,836	10%	47%
General and administrative	46,318	38,703	35,736	20%	8%
Restructuring credits	—	—	(61)	nm	nm
Total operating expenses	$128,602	$113,587	$86,511	13%	31%
_________________________
nm = not meaningful

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses and restructuring and related impairment charges (credits). Our operating expenses were $128.6 million, $113.6 million and $86.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab (formerly NEOD001), prasinezumab, PRX004 (through July 8, 2021), PRX005, PRX012, our dual Aβ-tau vaccine and preclinical activities related to our discovery programs. Through May 28, 2021, pursuant to our License Agreement with Roche, we made payments to Roche for our share of the development expenses incurred by Roche related to the prasinezumab program, which is included in our R&D expenses. On May 28, 2021, we announced the exercise of our rights under the terms of the ongoing worldwide collaboration with Roche to receive potential U.S. commercial sales milestones and tiered royalties in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and professional service expenses.
Research and Development Expenses
Our R&D expense increased by $7.4 million, or 10%, for the year ended December 31, 2021, compared to the prior year. The increase for year ended December 31, 2021, was primarily due to higher personnel expenses, higher clinical trial expenses primarily related to the birtamimab and PRX005 programs (offset in part by lower PRX004 clinical trial expense) and higher R&D consulting expenses; offset in part by lower collaboration expenses related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 202l and lower manufacturing expenses primary related to the PRX005 and birtamimab programs.
For the year ended December 31, 2020, our R&D expenses increased by $24.0 million, or 47%, compared to the prior year. The increase for the year ended December 31, 2020, was primarily due to higher manufacturing costs primarily related to our PRX005, birtamimab and PRX012 programs and to a lesser extent PRX004, higher collaboration expense with Roche related to the prasinezumab program and higher R&D consulting expense.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, PRX003, PRX004 (through July 8, 2021)) and other R&D expenses for the years ended December 31, 2021, 2020 and 2019, and the cumulative amounts to date (in thousands):

	Year Ended December 31,			Cumulative to Date
	2021	2020	2019
Birtamimab (NEOD001) (1)	$30,785	$13,113	$1,632	$354,174
Prasinezumab (PRX002/RG7935)(2)	8,181	18,937	13,872	106,520
PRX003 (3)	52	(209)	157	59,010
PRX004 (4)	3,800	11,354	16,928	78,762
PRX005 (5)	12,617	13,571	2,177	32,856
Other R&D (6)	26,849	18,118	16,070
	$82,284	$74,884	$50,836

(1)Cumulative R&D costs to date for birtamimab (NEOD001) include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Through May 28, 2021, Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs. For the years ended December 31, 2021, 2020 and 2019, respectively, $0.2 million, $0.6 million and $0.8 million of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
(4)Cumulative R&D costs to date for PRX004 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody PRX004.
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
We expect our R&D expenses to increase in 2022 over the prior year, primarily due to anticipated higher personnel costs including share-based compensation, increase in spending for our late stage program birtamimab and higher manufacturing expense associated with our pre-clinical programs.
General and Administrative Expenses
Our G&A expenses increased by $7.6 million, or 20%, for the year ended December 31, 2021, compared to the prior year. The increase for the year ended December 31, 2021, compared to the prior year, was primarily due to higher personnel expense, higher legal expenses, higher expense for our director and officer insurance premium and higher consulting expense.
For the year ended December 31, 2020, our G&A expenses increased by $3.0 million, or 8%, compared to the prior year. The decrease for the year ended December 31, 2020, was primarily due to higher costs for our director and officer insurance premiums.

We expect our G&A expenses to increase in 2022 compared to the prior year, primarily related to anticipated higher personnel costs including share-based compensation.
Other Income (Expense)

	Year Ended December 31,			Percentage Change
	2021	2020	2019	2021/2020	2020/2019
	(Dollars in thousands)
Interest income	$42	$1,369	$8,203	(97)%	(83)%
Other income (expense), net	(96)	(62)	196	55%	nm
Total other income (expense), net	$(54)	$1,307	$8,399	nm	(84)%
_________________________
nm = not meaningful

Interest income decreased by $1.3 million, or 97%, for the year ended December 31, 2021, compared to the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates.
Interest income, decreased by $6.8 million, or 83%, for the year ended December 31, 2020, compared to the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates and lower cash and money market balances.
Other income (expense), net for the years ended December 31, 2021, 2020 and 2019, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Year Ended December 31,			Percentage Change
	2021	2020	2019	2021/2020	2020/2019
	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,946	$(283)	$379	nm	nm
_________________________
nm = not meaningful

The provision for (benefit from) income taxes were $4.9 million, $(0.3) million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The provision for income taxes increased by $5.2 million for the year ended December 31, 2021, compared to the same period in the prior year was primarily due to a decrease in deferred tax asset related to our February 12, 2021 option exchange program and a change in our share-based compensation 162(m) limitations associated with the increase in the number of covered employees under the American Rescue Plan Act.
The benefit from income taxes increased by $0.7 million for the year ended December 31, 2020, compared to the same period of the prior year, primarily due to a decrease in tax shortfall related to higher stock option cancellations in the prior year.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources
Overview

	December 31,
	2021	2020
Working capital	$551,357	$273,436
Cash and cash equivalents	$579,094	$295,380
Total assets	$609,366	$332,975
Total liabilities	$143,324	$148,969
Total shareholders’ equity	$466,042	$184,006
Working capital was $551.4 million as of December 31, 2021, an increase of $277.9 million from working capital of $273.4 million as of December 31, 2020. This increase in working capital during the year ended December 31, 2021, was primarily attributable to a higher cash and cash equivalents balance resulting from the net proceeds of $96.7 million from our May 2021 Distribution Agreement, net proceeds of approximately $78.0 million from our public offering in March 2021, option exercise fee of $80.0 million from BMS, milestone payment of $60.0 million from Roche, upfront payment of $60.0 million from Novo Nordisk, and proceeds from stock option exercises of approximately $15.5 million, partially offset by cash use of $128.6 million for operating expenses (adjusted to exclude non-cash charges).
As of December 31, 2021, we had $579.1 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of December 31, 2021, $182.9 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.

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

Our cash and cash equivalents may also be potentially supplemented in the future by proceeds from our collaboration partners and milestone payments from Novo Nordisk. Pursuant to the Collaboration Agreement with Roche, we are eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Roche License Agreement for more information. Pursuant to the Collaboration Agreement with BMS (formerly Celgene), we are eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Collaboration Agreement with Bristol Myers Squibb for more information. Pursuant to the share purchase agreement with Novo Nordisk, we are eligible to receive development and sales milestone payments. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information.
Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$92,605	$(80,362)	$(52,969)
Net cash used in investing activities	(575)	(196)	(547)
Net cash provided by financing activities	190,332	215	228
Net increase (decrease) in cash, cash equivalents and restricted cash	$282,362	$(80,343)	$(53,288)
Cash Used in Operating Activities
Net cash provided by operating activities was $92.6 million for the year ended December 31, 2021, primarily due to the option exercise fee of $80.0 million from BMS, milestone payment of $60.0 million from Roche and upfront payment of $60.0 million from Novo Nordisk offset in part by the use of $128.6 million for operating expense (adjusted to exclude non-cash charges of approximately $36.0 million).
Net cash used in operating activities was $80.4 million for the year ended December 31, 2020, primarily due to use of $113.6 million for operating expense (adjusted to exclude non-cash charges of approximately $27.3 million).
Net cash used in operating activities was $53.0 million for the year ended December 31, 2019, primarily due to use of $86.5 million for operating expense (adjusted to exclude non-cash charges of approximately $29.2 million).
Cash Used in Investing Activities
Net cash used in investing activities was $0.6 million, $0.2 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash used in investing activities for the years ended December 31, 2021, 2020 and 2019 was primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $190.3 million for the year ended December 31, 2021, primarily from net proceeds from issuance of ordinary shares pursuant to our May 2021 Distribution Agreement of $96.7 million, net proceeds from issuance of ordinary shares in public offering of $78.0 million, and proceeds from issuances of ordinary shares upon exercises of stock options of $15.5 million.
Net cash provided by financing activities was $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, which were proceeds from issuances of ordinary shares upon exercises of stock options.
At December 31, 2021, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of December 31, 2021, consisted of minimum cash payments under operating leases of $13.0 million, purchase obligations of $12.2 million (of which $2.8 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.5 million (of which $0.1 million is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $12.9 million remains outstanding as of December 31, 2021. We sub-sublease approximately 46,641 square feet of the office and laboratory in South San Francisco, California to Assembly Biosciences, Inc. See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements for additional information regarding sub-sublease rental income.
In June 2021, we entered into a new lease agreement for new office space in Dublin, Ireland, which commenced in August 2021 and has a term of one year. This new lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless cancelled by us. As of December 31, 2021, we are obligated to make lease payments over the remaining term of the Dublin lease of approximately €63,000, or $72,000 as converted using an exchange rate as of December 31, 2021.
The following is a summary of our contractual obligations as of December 31, 2021 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases (1)	$12,957	$6,422	$6,535	$—	$—	$—	$—
Purchase obligations	12,178	12,178	—	—	—	—	—
Contractual obligations under license agreements	478	141	59	49	49	45	135
Total	$25,613	$18,741	$6,594	$49	$49	$45	$135

(1) See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.
In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2022 net cash used in operating and investing activities to be approximately $120 million to $132 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $96,000 and $62,000 during the years ended December 31, 2021 and 2020, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.

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
Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions and pursuant to our investment policy, we limit the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents. Our credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Prothena Corporation plc:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, cash flows, and shareholders’ equity, for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Evaluation of Accrued Research and Development Costs

As discussed in Note 2 to the consolidated financial statements, research and development costs are expensed by the Company as incurred. As of December 31, 2021, the Company recognized accrued research and development costs of $6.3 million. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors, including clinical research organizations and investigative sites, on their actual costs incurred. Expense accruals related to clinical trials are recognized based on the Company’s estimate of the degree of completion of the events specified in the specific clinical study or trial contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal control related to the Company’s process to estimate the accrued research and development costs. This included control related to the development of the key assumptions listed above. For certain research and development contracts, we agreed the contract amount, duration and any key terms to the information used in the estimation of accrued research and development costs. We examined underlying documentation and third-party evidence from clinical research organizations and investigative sites and compared them to the assumptions and inputs that are described above. We assessed the Company’s estimate of costs incurred as of December 31, 2021, which included examining invoices received after December 31, 2021, but prior to the issuance of the Company’s consolidated financial statements. In addition, we inquired of the individuals who are responsible for monitoring and tracking the status of the clinical trials to understand the progress of the activities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012
San Francisco, California
February 25, 2022

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$579,094	$295,380
Accounts receivable	—	15
Prepaid expenses and other current assets	5,715	2,537
Restricted cash, current	—	1,352
Total current assets	584,809	299,284
Non-current assets:
Property and equipment, net	2,012	2,551
Operating lease right-of-use assets	12,123	17,811
Deferred tax assets	7,071	11,644
Restricted cash, non-current	1,352	1,352
Other non-current assets	1,999	333
Total non-current assets	24,557	33,691
Total assets	$609,366	$332,975
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,691	$4,117
Accrued research and development	6,351	9,044
Income taxes payable, current	—	36
Deferred revenue, current	7,657	—
Lease liability, current	5,940	5,512
Other current liabilities	9,813	7,139
Total current liabilities	33,452	25,848
Non-current liabilities:
Deferred revenue, non-current	102,933	110,242
Lease liability, non-current	6,386	12,326
Other liabilities	553	553
Total non-current liabilities	109,872	123,121
Total liabilities	143,324	148,969
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2021 and 2020
Issued and outstanding shares — none at December 31, 2021 and 2020
Ordinary shares, $0.01 par value:	466	399
Authorized shares — 100,000,000 at December 31, 2021 and 2020
Issued and outstanding shares — 46,660,294 and 39,921,413 at December 31, 2021 and 2020, respectively
Additional paid-in capital	1,181,630	966,636
Accumulated deficit	(716,054)	(783,029)
Total shareholders’ equity	466,042	184,006
Total liabilities and shareholders’ equity	$609,366	$332,975

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue	$139,833	$564	$814
Revenue from license and intellectual property	60,744	289	—
Total revenue	200,577	853	814
Operating expenses:
Research and development	82,284	74,884	50,836
General and administrative	46,318	38,703	35,736
Restructuring credits	—	—	(61)
Total operating expenses	128,602	113,587	86,511
Income (loss) from operations	71,975	(112,734)	(85,697)
Other income (expense):
Interest income	42	1,369	8,203
Other income (expense), net	(96)	(62)	196
Total other income (expense), net	(54)	1,307	8,399
Income (loss) before income taxes	71,921	(111,427)	(77,298)
Provision for (benefit from) income taxes	4,946	(283)	379
Net income (loss)	$66,975	$(111,144)	$(77,677)
Basic net income (loss) per ordinary share	$1.51	$(2.78)	$(1.95)
Diluted net income (loss) per ordinary share	$1.38	$(2.78)	$(1.95)
Shares used to compute basic net income (loss) per share	44,228	39,915	39,882
Shares used to compute diluted net income (loss) per share	48,464	39,915	39,882

See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$66,975	$(111,144)	$(77,677)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,115	1,514	1,564
Share-based compensation	24,658	22,014	23,585
Deferred income taxes	4,573	(1,688)	(1,248)
Amortization of right-of-use assets	5,688	5,463	5,256
Changes in operating assets and liabilities:
Accounts receivable	15	53	—
Prepaid and other assets	(4,763)	799	807
Deferred revenue	348	—	—
Accounts payable, accruals and other liabilities	(492)	7,728	(78)
Restructuring liability	—	—	(461)
Operating lease liabilities	(5,512)	(5,101)	(4,717)
Net cash provided by (used in) operating activities	92,605	(80,362)	(52,969)
Investing activities
Purchases of property and equipment	(575)	(196)	(555)
Proceeds from disposal of fixed assets	—	—	8
Net cash used in investing activities	(575)	(196)	(547)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	78,049	—	—
Proceeds from issuance of ordinary shares in at-the market offering, net	96,739	—	—
Proceeds from issuance of ordinary shares upon exercise of stock options	15,544	215	228
Net cash provided by financing activities	190,332	215	228
Net increase (decrease) in cash, cash equivalents and restricted cash	282,362	(80,343)	(53,288)
Cash, cash equivalents and restricted cash, beginning of the year	298,084	378,427	431,715
Cash, cash equivalents and restricted cash, end of the period	$580,446	$298,084	$378,427

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$580	$1,367	$1,580

Supplemental disclosures of non-cash investing and financing activities
Receivable from option exercises	$13	$—	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$—	$5
Right-of-use assets recorded upon adoption of ASC 842	$—	$—	$28,530
Reduction of build-to-suit lease obligation upon adoption of ASC 842	$—	$—	$(51,546)
Reduction of amounts capitalized under build-to-suit lease upon adoption of ASC 842	$—	$—	$(46,760)
Reduction of capitalized interest under build-to-suit lease upon adoption of ASC 842	$—	$—	$(1,099)

See accompanying Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$579,094	$295,380	$375,723
Restricted cash, current	—	1,352	—
Restricted cash, non-current	1,352	1,352	2,704
Total cash, cash equivalents and restricted cash, end of the period	$580,446	$298,084	$378,427

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	39,863,711	$399	$920,594	$(597,995)	$322,998
Cumulative adjustment to accumulated deficit upon adoption of ASC-842	—	—	—	3,787	3,787
Share-based compensation	—	—	23,585	—	23,585
Issuance of ordinary shares upon exercise of stock options	34,850	—	228	—	228
Net loss	—	—	—	(77,677)	(77,677)
Balances at December 31, 2019	39,898,561	399	944,407	(671,885)	272,921
Share-based compensation	—	—	22,014	—	22,014
Issuance of ordinary shares upon exercise of stock options	22,852	—	215	—	215
Net loss	—	—	—	(111,144)	(111,144)
Balances at December 31, 2020	39,921,413	399	966,636	(783,029)	184,006
Share-based compensation			24,658		24,658
Issuance of ordinary shares upon exercise of stock options	1,073,707	11	15,546		15,557
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,009		78,049
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $3.2 million	1,640,174	16	96,781		96,797
Net income				66,975	66,975
Balances at December 31, 2021	46,660,294	$466	$1,181,630	$(716,054)	$466,042

See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
1.Organization
Description of Business

Prothena Corporation plc (“Prothena” or the “Company”) is a late-stage clinical biotechnology company with expertise in protein dysregulation and a pipeline of investigational therapeutics with the potential to change the course of devastating neurodegenerative and rare peripheral amyloiddiseases.

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 that targets Aβ (Amyloid beta) and a novel dual Aβ-Tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target in collaboration with Bristol Myers Squibb (“BMS”) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases. The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to its ATTR amyloidosis business.

The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company’s ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2021, the Company had an accumulated deficit of $716.1 million and cash and cash equivalents of $579.1 million.

In March 2021, the Company sold an aggregate of 4,025,000 ordinary shares for net proceeds of approximately $78.0 million, after deducting the underwriting discount and estimated offering expenses, in an underwritten public offering.

In May 2021, the Company entered into an Equity Distribution Agreement (the “May 2021 Distribution Agreement”) pursuant to which the Company, through its agents, could issue and sell, from time to time, shares of the Company's ordinary shares. In December 2021, the Company entered into a new Equity Distribution Agreement (the “December 2021 Distribution Agreement”, and together with the May 2021 Distribution Agreement, the “Distribution Agreements”), pursuant to which the Company, through its agents, may issue and sell, from time to time, shares of the Company's ordinary shares. The issuance and sale of the Company’s ordinary shares pursuant to the Distribution Agreements are deemed “at-the-market” offerings and are registered under the Securities Act of 1933, as amended. As of December 31, 2021, the Company issued 1,640,174 ordinary shares, for net proceeds of approximately $96.8 million pursuant to the May 2021 Distribution Agreement. As of December 31, 2021, the Company has issued no ordinary shares pursuant to the December 2021 Distribution Agreement.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at December 31, 2021, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and BMS, its agreement with Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2021, the Company had $1.4 million of restricted cash held by a bank in a certificate of deposit as collateral to a standby letter of credit under an operating lease classified as non-current asset in the Company’s Consolidated Balance Sheet. See Note 6, "Commitments and Contingencies" for additional information regarding our operating lease.
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
There were no impairment charges recorded during the years ended December 31, 2021, 2020 and 2019.
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
Contracts with Multiple Performance Obligations
The Company’s License Agreements with Roche and BMS contain multiple performance obligations. The Company accounts for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of Roche and BMS and their’s sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.
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
Royalty Revenue
The Company will recognize revenue from royalties based on licensees' sales of the Company's products or products using the Company's technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and that a significant revenue reversal will not occur in future periods. There were no royalties earned during the years ended December 31, 2021, 2020 and 2019.
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
Incremental Costs to Obtain or Fulfill a Contract
For costs to obtain a contract, the Company will capitalize such amounts if they are incremental and expected to be recovered. Sales commissions directly related to obtaining new contracts will be capitalized unless the amortization period is one year or less, at which these costs will be recorded within selling and general administrative expenses. As of December 31, 2021, the Company does not have such costs capitalized in its Consolidated Balance Sheet.

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
Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2020 and 2019, and therefore diluted net loss per share is equal to basic net loss per share. During the year ended December 31, 2021, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Comprehensive Loss
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore, net income (loss) equals comprehensive income (loss) for all periods presented and, accordingly, the Consolidated Statements of Comprehensive Income (Loss) is not presented in a separate statement.
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
There were no receivables recorded in the Consolidated Balance Sheet as of December 31, 2021. The Company's credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $96,000 and $62,000 during the years ended December 31, 2021 and 2020, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of December 31, 2021, and 2020, $2.0 million and $2.6 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
Recent Accounting Pronouncements
The Company has evaluated all recently issued or enacted accounting pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $480.5 million and $226.1 million in money market funds included in cash and cash equivalents at December 31, 2021, and 2020, respectively.
4.Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$9,758	$9,343
Leasehold improvements	1,393	1,278
Purchased computer software	1,322	1,423
	12,473	12,044
Less: accumulated depreciation and amortization	(10,461)	(9,493)
Property and equipment, net	$2,012	$2,551
Depreciation expense was $1.1 million, $1.5 million, and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Payroll and related expenses	$8,644	$5,927
Professional services	764	696
Other	405	516
Other current liabilities	$9,813	$7,139

5.Net Income (Loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2020 and 2019, and therefore diluted net loss per share is equal to basic net loss per share. During the year ended December 31, 2021, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income ( loss)	$66,975	$(111,144)	$(77,677)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	44,228	39,915	39,882
Dilutive stock options outstanding	4,236	—	—
Weighted-average ordinary shares outstanding used in per share calculations - diluted	48,464	39,915	39,882
Net income (loss) per share:
Basic net income (loss) per ordinary share	$1.51	$(2.78)	$(1.95)
Diluted net income (loss) per ordinary share	$1.38	$(2.78)	$(1.95)
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options to purchase ordinary shares	382	8,745	7,008
6.Commitments and Contingencies
Lease Commitments
The Company currently has two leases relating to its facilities in South San Francisco and Dublin, Ireland.

Current SSF Facility
The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 2 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the entire lease term with lease payments currently anticipated to total approximately $12.9 million for the remainder of the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. The Lease is considered an operating lease under ASC 842. Prior to the Company's adoption of ASC 842, this Lease was considered a build-to-suit lease.

The Company’s right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee, in which such improvements are deemed to be owned by the lessor, are viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $6.3 million, $6.3 million and $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total cash paid against the operating lease liability was $6.2 million and $6.0 million for the years ended December 31, 2021 and 2020, respectively.

The discount rate used to determine the lease liability was 4.25%. To estimate the Company's collateralized incremental borrowing rate, the Company inquired with banks that had a business relationship with the Company. Furthermore, the Company's operating lease in Dublin is not included in the lease liability and right-of-use asset recorded due to its nominal amount. As of December 31, 2021, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below and a nominal operating lease for office equipment, none of the Company’s contracts contain a lease.

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

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of December 31, 2021, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of Current SSF Facility
On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the years ended December 31, 2021, 2020, and 2019, the Company recorded $2.9 million, $2.9 million and $2.9 million, respectively, of sub-lease rental income as an offset to its operating expenses.

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
As of December 31, 2021, the Company is obligated to make lease payments over the remaining terms of the Dublin lease of approximately €63,000, or $72,000 as converted using an exchange rate as of December 31, 2021.
Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of December 31, 2021, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2022	$6,422	$3,047
2023	6,535	3,019
2024	—	—
2025	—	—
2026	—	—
Total	$12,957	$6,066
Less: Present value adjustment	(559)
Nominal lease payments	(72)
Lease liability	$12,326

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2021, and 2020.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2021, the Company had non-cancelable purchase commitments to suppliers for $12.2 million of which $2.8 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.5 million of which $0.1 million is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2021 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Purchase Obligations (1)	$12,178	$12,178	$—	$—	$—	$—	$—
Contractual obligations under license agreements	478	141	59	49	49	45	135
Total	$12,656	$12,319	$59	$49	$49	$45	$135
________________
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers and contract research organizations.
Legal Proceedings

We are not currently a party to any material legal proceedings. We may at times be party to ordinary routine litigation incidental to our business. When appropriate in management's estimation, we may record reserves in our financial statements for pending legal proceedings.
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
For prasinezumab, Roche is also obligated to pay:
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

As of December 31, 2021 and 2020, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of December 31, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is nil.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of December 31, 2021, and 2020, there were no remaining Research Services performance obligations.
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

Revenue and Expense Recognition

The Company recognized $60.2 million as collaboration revenue from Roche for the year ended December 31, 2021, as compared to $0.6 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2021 collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. Through May 28, 2021, cost sharing payments to Roche were recorded as R&D expenses. The Company recognized $7.2 million in R&D expenses for payments made to Roche during the year ended December 31, 2021 as compared to $17.4 million and $11.4 million for the years ended December 31, 2020 and 2019, respectively. The Company had accounts receivable from Roche of nil and $3,000 at December 31, 2021 and 2020, respectively.
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

Revenue and Expense Recognition

For the year ended December 31, 2021, collaboration revenue from BMS that was recognized based on the relative sales price method included $77.5 million in US License revenue and $2.2 million for US development services, for a total of $79.7 million in collaboration revenue related to the Tau/PRX005 program. No collaboration revenue related to the Tau/PRX005 program was recognized during the comparable periods in 2020. As of December 31, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $25.3 million. The Company had no accounts receivable from BMS at December 31, 2021 and 2020, respectively.
Deferred Revenue

Of the original deferred revenue balance of $110.2 million at the beginning of the fiscal year, $24.9 million was recognized as collaboration revenue in the year ended December 31, 2021 related to the US Right for the Tau/PRX005 program. Of the $80.0 million option exercise fee, $54.7 million was recognized as collaboration revenue related to the US License transferred and US Development Services performed during the year ended December 31, 2021 and the balance was deferred to future periods and will be recognized as revenue over the remaining service period. As of December 31, 2021. the deferred revenue balance was $110.6 million, of which $7.7 million was current and the balance of $102.9 million was long term deferred revenue.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the years ended December 31, 2021 and 2020.

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
The upfront payment of $60.0 million was accounted for as revenue for the year ended December 31, 2021. In addition to the upfront payment, Novo Nordisk agreed to pay for certain out of pocket expenses under the Transition Services Agreement, which netted to $0.7 million after closing adjustments related to the sale of the ATTR amyloidosis business. The total revenue recognized for the year ended December 31, 2021, related to the transaction was $60.7 million. The Company had no accounts receivable from Novo Nordisk as of December 31, 2021 and 2020, respectively.

Contingent Consideration /Milestone Accounting

The Company is eligible to receive additional development and sales milestone payments from Novo Nordisk totaling up to $1.17 billion upon achievement of certain specified development and commercial sales milestones under the share purchase agreement, including a $40.0 million near-term clinical milestone payment.
The Company excluded the milestone payments in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company did not achieve any development and sales milestones under the share purchase agreement during the year ended December 31, 2021.

8.Shareholders' Equity
Ordinary Shares
As of December 31, 2021, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 46,660,294 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of December 31, 2021, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2021. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
March 2021 Offering
In March 2021, the Company completed an underwritten public offering of an aggregate of 4,025,000 of its ordinary shares at a public offering price of $20.75 per ordinary share. The Company received aggregate net proceeds of approximately $78.0 million, after deducting the underwriting discount and offering costs.
At-the-Market Offerings
In May 2021, the Company entered into the May 2021 Distribution Agreement. In connection with entering into the May 2021 Distribution Agreement, on May 28, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $100.0 million of the Company’s ordinary shares pursuant to the May 2021 Distribution Agreement. For the year ended December 31, 2021, the Company issued 1,640,174 ordinary shares pursuant to the May 2021 Distribution Agreement, for total gross proceeds of approximately $100.0 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $3.2 million. The May 2021 Distribution Agreement is no longer effective.
In December 2021, the Company entered into the December 2021 Distribution Agreement. In connection with entering into the December 2021 Distribution Agreement, on December 23, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $250.0 million of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement. For the year ended December 31, 2021, the Company issued no ordinary shares pursuant to the December 2021 Distribution Agreement. The Company recorded deferred offering costs of $0.2 million as of December 31, 2021.

The issuance and sale of the Company’s ordinary shares pursuant to the Distribution Agreements are deemed “at-the-market” offerings and are registered under the Securities Act of 1933, as amended.
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
2020 Employment Inducement Incentive Plan
On February 25, 2020, the Company's Board of Directors approved the 2020 Employment Inducement Incentive Plan, and subsequently adopted a series of amendments to increase the ordinary shares available for issuance (as amended, the “2020 EIIP”). During the year ended December 31, 2021, the 2020 EIIP was amended to increase the ordinary shares available for issuance under that Plan by 675,000 ordinary shares in the aggregate. As of December 31, 2021, the number of ordinary shares authorized for issuance under the 2020 EIIP was 1,385,000, and zero ordinary shares remained available for future awards under the 2020 EIIP, although the Company's Board of Directors reserves the right to amend the 2020 EIIP to increase the number of ordinary shares available and to make additional awards to key new hires. The 2020 EIIP provides for the grant of NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, or other share or cash-based awards to eligible individuals. Options under the 2020 EIIP may be granted for periods up to ten years. All options issued to date have had a ten year life.
Shares Available for Grant
The Company granted 3,530,477 (1,372,587 of which were replacement options granted pursuant to the Option Exchange as discussed below), 2,108,950 and 1,315,975 options during the years ended December 31, 2021, 2020, and 2019, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of December 31, 2021, 3,131,355 ordinary shares remained available for grant under the Company’s equity plans, and options to purchase 8,684,322 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $19.20 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2025 related to unvested share-based payment awards at December 31, 2021, is $51.5 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 1.89 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019, respectively, was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$9,514	$8,214	$8,109
General and administrative	15,144	13,800	15,476
Total share-based compensation expense	$24,658	$22,014	$23,585

The Company recognized tax benefits from share-based awards of $4.7 million, $4.3 million, and $4.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
With the exception of the options granted pursuant to the Option Exchange, the fair value of the options granted to employees and non-employee directors during the years ended December 31, 2021, 2020 and 2019, respectively was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	81.7%	80.9%	81.4%
Risk-free interest rate	1.0%	0.9%	2.3%
Expected dividend yield	—%	—%	—
Expected life (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$21.39	$8.12	$8.55
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the year ended December 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	8,744,765	$20.42	7.19	$4,656
Granted (1)	3,530,477	27.72
Exercised	(1,073,707)	14.49
Forfeited(2)	(513,225)	23.48
Expired(3)	(2,003,988)	40.98
Outstanding at December 31, 2021	8,684,322	$19.20	6.98	$269,182
Vested and expected to vest at December 31, 2021	8,335,615	$18.91	6.90	$260,133
Vested at December 31, 2021	3,659,001	$14.13	6.07	$129,217
________________
(1)Includes replacement options to purchase 1,372,587 ordinary shares granted pursuant to the Option Exchange.
(2)Includes unvested options to purchase 179,959 ordinary shares that were exchanged pursuant to the Option Exchange.
(3)Includes vested options to purchase 1,934,446 ordinary shares that were exchanged pursuant to the Option Exchange

The total intrinsic value of options exercised was $33.9 million, $0.1 million and $0.1 million during the years ended December 31, 2021, 2020 and 2019, respectively, determined as of the date of exercise.

The following table summarizes information about the Company’s options outstanding as of December 31, 2021:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.41	$10.31	915,299	4.26	$8.17	746,495	$7.74
10.99	11.63	690,782	8.36	11.13	295,290	11.22
12.15	12.15	962,647	8.12	12.15	433,370	12.15
12.17	13.53	830,438	7.37	13.32	489,982	13.41
15.04	15.04	1,621,339	6.47	15.04	1,361,560	15.04
16.43	22.16	64,375	6.13	16.81	64,375	16.81
22.60	22.60	1,045,510	9.15	22.60	—	—
22.85	22.85	1,328,585	4.87	22.85	—	—
23.97	52.74	879,847	7.70	29.03	247,929	32.67
52.78	70.81	345,500	9.45	68.96	20,000	55.00
$6.41	$70.81	8,684,322	6.98	$19.20	3,659,001	$14.13

10. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Ireland	$65,456	$(116,981)	$(84,706)
Switzerland	—	8	(17)
U.S.	6,465	5,546	7,425
Income (loss) before provision for income taxes	$71,921	$(111,427)	$(77,298)
Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$356	$1,402	$1,622
U.S. State	16	2	1
Switzerland	—	1	5
Ireland	—	—	—
Total current provision	$372	$1,405	$1,628
Deferred:
U.S. Federal	$4,581	$(1,688)	$(1,249)
U.S. State	(7)	—	—
Switzerland	—	—	—
Ireland	—	—	—
Total deferred benefit	$4,574	$(1,688)	$(1,249)
Provision for (benefit from) income taxes	$4,946	$(283)	$379
Pursuant to ASU 2016-09, the Company recorded a net tax shortfall (windfall) of $(2.3) million, $1.0 million, and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, all of which were recorded as part of its income tax provision in the Consolidated Statements of Operations.
The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, tax exempt/non-taxable disposal proceeds, and adjustments to deferred taxes for the deductibility of stock compensation. Following is a reconciliation between income taxes computed at the Irish statutory tax rate and the provision for income taxes for each of the fiscal periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Taxes at the Irish statutory tax rate of 12.5%	$8,990	$(13,928)	$(9,662)
Income tax at rates other than applicable statutory rate	(398)	(3,402)	(1,202)
Change in valuation allowance	4,108	16,266	8,248
Share-based payments	5,173	3,409	4,518
Tax credits	(5,355)	(2,786)	(1,470)
Income not subject to tax	(7,587)	—	—
Other	15	158	(53)
Provision for (benefit from) income taxes	$4,946	$(283)	$379
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s net deferred tax assets as of December 31, 2021, and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$115,424	$118,976
Tax credits	17,552	14,804
Lease liability	2,670	4,199
Accruals	1,017	2,936
Share-based compensation	7,114	13,048
Gross deferred tax assets	143,777	153,963
Valuation allowance	(133,845)	(137,809)
Net deferred tax assets	9,932	16,154
Deferred tax liability:
Operating lease right-of-use assets	(2,626)	(4,192)
Fixed Assets	(235)	(318)
Net deferred tax assets	$7,071	$11,644
On January 1, 2021, the Company adopted the Accounting Standards Update 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. There were no impacts from the provisions of ASU 2019-12 on the Company’s tax provision for the year ended December 31, 2021.
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
For the year ended December 31, 2021, the Company recorded a reduction in DTA of $4.6 million, primarily due to changes in the Company’s 162(m) limitations of $3.5 million as a result of the Company’s option exchange program that closed on February 12, 2021, which was considered a material modification from a tax perspective, and a $1.0 million DTA reduction related to the newly issued American Rescue Plan Act, which expanded the list of covered employees.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $133.8 million against its deferred tax assets as of December 31, 2021, primarily in relation to deferred tax assets arising from tax credits and net operating losses. The deferred tax assets recognized net of the valuation allowance, $7.1 million as of December 31, 2021, consist predominantly of U.S. federal temporary differences. Due to consistent U.S. operating income, the Company expects to realize such deferred tax assets. The net decrease of $4.0 million in the valuation allowance during the year ended December 31, 2021, was primarily due to the utilization of Irish net operating losses, net operating losses that transferred with the sale of a subsidiary and to a lesser extent from the utilization of U.S. state tax credits.
As of December 31, 2021, certain of the Company’s Irish entities had trading loss carryovers of $804.6 million and non-trading loss carryovers of $28.9 million, each of which can be carried forward indefinitely. Trading losses are available against income from the same trade/trades while non-trading losses (excess management expenses) are available against future investment income in the company in which they arise. In addition, as of December 31, 2021, the Company had state net operating loss carryforwards of approximately $86.4 million, which are available to reduce future taxable income, if any, for the Company’s U.S. subsidiary. If not utilized, the state net operating loss carryforward begins expiring in 2032.
The Company also has federal and California research and development credit carryforwards of $12.3 million and $13.6 million, respectively, at December 31, 2021. The federal research and development credit carryforwards will expire starting in 2038 if not utilized. The California tax credits can be carried forward indefinitely.
Cumulative unremitted earnings of the Company’s U.S. subsidiaries total approximately $97.7 million at December 31, 2021. The Company's U.S. subsidiaries' cash balances at December 31, 2021, are committed for its working capital needs. No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries as the Company considers the U.S. earnings to be indefinitely reinvested.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2021	2020
Gross Unrecognized Tax Benefits at January 1	$7,252	$6,601
Additions for tax positions taken in the current year	1,342	703
Additions for tax positions taken in the prior year	—	124
Reductions for tax positions taken in the prior year	(265)	(176)
Gross Unrecognized Tax Benefits at December 31	$8,329	$7,252
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2021, would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2021, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2013 to 2021 remain subject to examination by the U.S taxing authorities and the tax years 2016 to 2021 remain subject to examination by the Irish taxing authorities as of December 31, 2021.

11. Employee Retirement Plan
In the U.S., the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (the “IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit-sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions of $0.9 million, $0.6 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
In Europe, the Company recorded total expense for employer contribution of $73,000, $32,000 and $26,000, in the years ended December 31, 2021, 2020 and 2019, respectively. In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee's eligible earnings.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 17, 2022 (our “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:
•Proposal No. 1 - Election of Directors
•Corporate Governance and Board Matters
Executive Officers of the Registrant
Following is certain information regarding our executive officers.

Name	Age	Position(s)	Since
Gene G. Kinney	53	President and Chief Executive Officer, Director	2016
Hideki Garren	58	Chief Medical Officer	2021
Carol D. Karp	69	Chief Regulatory Officer	2016
Michael J. Malecek	56	Chief Legal Officer and Company Secretary	2019
Tran B. Nguyen	48	Chief Financial Officer	2013
		Chief Strategy Officer	2021
Brandon S. Smith	47	Chief Operating Officer	2021
Radhika Tripuraneni	42	Chief Development Officer	2018
Karin L. Walker	58	Chief Accounting Officer	2013
Wagner M. Zago	49	Chief Scientific Officer	2017
Gene G. Kinney, Ph.D., has served as our President and Chief Executive Officer as well as a member of our Board of Directors since 2016. Prior to that, he was our Chief Operating Officer for part of 2016, and prior to that he was our Chief Scientific Officer and Head of Research and Development from 2012 to 2016. From 2009 to 2012, Dr. Kinney held various positions with Elan Pharmaceuticals, Inc.: Senior Vice President of Pharmacological Sciences (from 2011 to 2012) and Vice President, Pharmacology (from 2009 to 2011); and while in those positions, he also served as Head of Nonclinical Research for Janssen Alzheimer Immunotherapy R&D. From 2001 to 2009, Dr. Kinney was Senior Director, Head of Central Pharmacology and acting lead for Bioanalytics & Pathology at the Merck Research Laboratories, where he contributed to the strategic direction and oversight of drug discovery activities and led a number of non-clinical discovery and clinical development programs targeted for the treatment of neurodegenerative and psychiatric conditions. Dr. Kinney also held positions at Bristol Myers Squibb and was an Assistant Professor at the Emory University School of Medicine, Department of Psychiatry and Behavioral Sciences. He earned his BA from Bloomsburg University and his MA and PhD from Florida Atlantic University.
Hideki Garren, M.D., Ph.D., has served as our Chief Medical Officer since April 2021. Prior to joining Prothena, between 2013 and 2021, Dr. Garren was with F. Hoffmann-La Roche Ltd. (Roche) & Genentech Inc. and most recently served as Vice President, Global Head of Neuroimmunology with responsibility for leading Roche’s Neuroimmunology franchise team. Prior to Roche, between 2011 and 2013, Dr. Garren held the role of Executive Director, Translational Medicine Expert in Neuroscience with Novartis Pharma. Dr. Garren also served as Co-Founder, Executive Vice President, Chief Scientific Officer, and Chief Operating Officer of Bayhill Therapeutics, Inc., a company he started in 2002 based on a technology platform he co-invented while at Stanford University. He currently serves on the board of directors of Coya Therapeutics, Inc. (a privately-held clinical-stage biotechnology company). Dr. Garren earned his Bachelor of Science from the California Institute of Technology and his MD and PhD from the University of California, Los Angeles (UCLA). He completed his internship in internal medicine at UCLA, and his residency in neurology and fellowship in neuroimmunology at Stanford University.

Carol D. Karp has served as our Chief Regulatory Officer since 2016. Prior to joining Prothena, she was an independent regulatory consultant to biotechnology and pharmaceutical companies. From 2013 to 2014, Ms. Karp was Senior Vice President, Regulatory Affairs and Compliance at Esperion Therapeutics, Inc., and from 2010 to 2013, she was Vice President, Head of Global Regulatory Affairs, Pharmacovigilance & Risk Management at Janssen Alzheimer Immunotherapy, a Johnson & Johnson Company. Previously, Ms. Karp held senior regulatory positions at Janssen Alzheimer Immunotherapy, CV Therapeutics, Inc., PowderJect Technologies, VIVUS, Inc., Cygnus, Inc., and Janssen Pharmaceutica. She earned her BA in Biology from the University of Rochester, where she is a member of the Board of Trustees.
Michael J. Malecek has served as our Chief Legal Officer and as Company Secretary since 2019. Prior to joining Prothena in 2019, he was Vice President, Deputy General Counsel, Intellectual Property and Litigation of Snowflake (a data warehouse company) from 2018. From 2010 to 2018, he was a Partner at Arnold & Porter Kaye Scholer LLP. From 2008 to 2010, Mr. Malecek was Partner at Dewey & LeBoeuf, LLP. From 2002-2008, he was Vice President and Chief Advocacy Counsel at Affymetrix. Mr. Malecek earned his BA in American Studies from Yale University and his JD from the University of Virginia School of Law.
Tran B. Nguyen has served as our Chief Strategy Officer since September 2021 and as our Chief Financial Officer since 2013. He served as our Chief Operating Officer from June 2018 to September 2021. He has over 20 years of finance experience in the biotechnology, banking, and private equity industries. Prior to joining Prothena in 2013, Mr. Nguyen held management positions at Somaxon Pharmaceuticals, Inc. from 2010 until its sale in 2013, and was its Chief Financial Officer. He was Vice President, Chief Financial Officer at Metabasis Therapeutics, Inc. from 2009 until its sale in 2010. From 2007 to 2009, he was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc., and from 2004 to 2007 he served in various capacities as a healthcare investment banker at Lehman Brothers, Inc. Mr. Nguyen serves as a director of Rain Therapeutics Inc. (a publicly-traded precision oncology company). He earned his BA in Economics and Psychology from Claremont McKenna College and his MBA from the Anderson School of Management at the University of California, Los Angeles..
Brandon S. Smith has served as our Chief Operating Officer since September 2021. He served as our Chief Business Officer from March 2020 to September 2021. Prior to joining Prothena in 2020, he was Chief Operating Officer at Iconic Therapeutics, Inc. (a biopharmaceutical company) from 2017 to 2020. From 2012 to 2017, Mr. Smith held senior positions at Impax Laboratories, LLC (a specialty pharmaceutical company), including Senior Vice President, and Vice President of Corporate Development and Strategy. Mr. Smith also held several positions of increasing responsibility at Amgen Inc. between 2005 and 2012, including Executive Director, Biosimilars Strategy, Director, Strategy and Corporate Development and Director Operations Strategy. Mr. Smith was also a Consultant and Project Leader at The Boston Consulting Group between 2002 and 2005. Mr. Smith earned his BA in Chemical Engineering at the University of Michigan and his MBA at The University of Texas at Austin McCombs Graduate School of Business..
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
Code of Conduct
We have a Code of Conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on the Company’s website at http://ir.prothena.com/corporate-governance. We will provide to any person without charge, upon request, a copy of that Code of Conduct; such a request may be made by sending it to our Company Secretary, Prothena Corporation plc, 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, D02 VK60, Ireland. If we make any amendment to, or waiver from, a provision of our Code of Conduct that we are required to disclose under SEC rules, we intend to satisfy that disclosure requirement by posting such information to our website at http://ir.prothena.com/corporate-governance. The contents of our websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing in our Proxy Statement under the following headings is incorporated herein by reference:

•Compensation Discussion and Analysis
•Report of the Compensation Committee of the Board of Directors
•Executive Compensation
•Director Compensation
•Corporate Governance and Board Matters - Other Corporate Governance Matters

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
•Corporate Governance and Board Matters - Independent Directors

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor Firm ID: 185.
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

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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
		10-Q/A	001-35676	8/17/2018	10.1(b)

10.4†	License, Development, and Commercialization Agreement, dated as of December 11, 2013, among Neotope Biosciences Limited and Prothena Biosciences Inc, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.	10-K/A	001-35676	6/6/2014	10.4

10.5+	Amendment to License, Development, and Commercialization Agreement, entered into on October 1, 2019, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.	10-K	001-35676	3/3/2020	10.6

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.6+	Amendment No. 2 to License, Development, and Commercialization Agreement, entered into on August 26, 2021, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.	10-Q	001-35676	11/4/2021	10.3

10.7(a)
Understanding Related to License, Development, and Commercialization Agreement, dated as of March 1, 2020, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
		10-Q	001-35676	5/6/2020	10.4(a)

10.7(b)+	License Agreement, dated as of March 1, 2020, between Prothena Biosciences Limited and F. Hoffmann-La Roche Ltd.	10-Q	001-35676	5/6/2020	10.4(b)

10.8†	Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q/A	001-35676	8/17/2018	10.3

10.9+	Share Subscription Agreement, dated as of March 20, 2018, between Celgene Switzerland LLC and Prothena Corporation plc	10-Q	001-35676	5/9/2018	10.4

10.10+	U.S. License Agreement, dated as of July 30, 2021, as amended on August 12, 2021 and September 8, 2021, by and between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	11/4/2021	10.5

10.11+	Share Purchase Agreement, dated as of July 8, 2021, by and among Novo Nordisk A/S, Novo Nordisk Region Europe A/S, Prothena Corporation plc, and Prothena Biosciences Limited	10-Q	001-35676	11/4/2021	10.4

10.12†	Master Process Development and Clinical Supply Agreement, dated as of June 23, 2010, as amended August 1, 2011, among Elan Pharma International Limited, Neotope Biosciences Limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.13(a)	Sublease, dated as of March 22, 2016, between Prothena Biosciences Inc and Amgen Inc.	10-Q	001-35676	5/4/2016	10.2(a)

10.13(b)	Consent to Sublease Agreement, dated as of March 28, 2016, among Prothena Biosciences Inc, Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	5/4/2016	10.2(b)

10.14(a)	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences Inc and Assembly Biosciences, Inc.	10-Q	001-35676	11/6/2018	10.2(a)

10.14(b)	Consent to Sub-Sublease, dated as of September 19, 2018, among Prothena Biosciences Inc, Assembly Biosciences, Inc., Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	11/6/2018	10.2(b)

10.15#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/23/2017	10.1

10.16#	Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/18/2018	10.1

10.17#	First Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/22/2020	10.1

10.18#	Second Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/21/2021	10.1

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.19#	Prothena Corporation plc 2020 Employment Inducement Incentive Plan	10-Q	001-35676	5/6/2020	10.2

10.20#	First through Eleventh Amendments to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

10.21#	Prothena Corporation plc Amended and Restated Incentive Compensation Plan	10-Q	001-35676	5/9/2017	10.1

10.22#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

10.23#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.24#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.25#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning May 16, 2018)	10-Q	001-35676	8/7/2018	10.2

10.26#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

10.27#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.28#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning June 21, 2018)	10-Q	001-35676	8/7/2018	10.3

10.29#	Form of Option Award Agreement under the Prothena Corporation plc 2020 Employment Inducement Incentive Plan (used beginning March 2, 2020)	10-Q	001-35676	8/6/2020	10.3

10.30#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.31#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

10.32#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.33#	Offer letter, dated December 5, 2016, between Prothena Biosciences Inc and Carol D. Karp	10-K	001-35676	2/27/2017	10.28

10.34#	Promotion letter, dated June 9, 2017, between Prothena Biosciences Inc and Wagner M. Zago	10-Q	001-35676	8/9/2017	10.3

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.35#	Promotion letter, dated December 11, 2018, between Prothena Biosciences Inc and Radhika Tripuraneni	10-K	001-35676	3/15/2019	10.35

10.36#	Offer letter, dated June 4, 2019, between Prothena Biosciences Inc and Michael J. Malecek	10-Q	001-35676	8/6/2019	10.1

10.37#	Offer Letter, dated February 18, 2020, between Prothena Biosciences Inc and Brandon S. Smith	10-Q	001-35676	5/6/2020	10.1

10.38#	Offer Letter, dated March 18, 2021, between Prothena Biosciences Inc and Hideki Garren	10-Q	001-35676	5/11/2021	10.1

10.39#	Amended and Restated Consulting Agreement, dated July 15, 2020, between Prothena Biosciences Inc and Dennis J. Selkoe	10-Q	001-35676	11/4/2021	10.2

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 25, 2022	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Strategy Officer and Chief Financial Officer

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

Name	Title	Date

/s/ Gene G. Kinney	President and Chief Executive Officer	February 25, 2022
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/ Tran B. Nguyen	Chief Strategy Officer and Chief Financial Officer	February 25, 2022
Tran B. Nguyen	(Principal Financial Officer)

/s/ Karin L. Walker	Chief Accounting Officer	February 25, 2022
Karin L. Walker	(Principal Accounting Officer)

/s/ Lars G. Ekman	Chairman of the Board	February 25, 2022
Lars G. Ekman, M.D., Ph.D.

/s/ Paula K. Cobb	Director	February 25, 2022
Paula K. Cobb

/s/ Richard T. Collier	Director	February 25, 2022
Richard T. Collier

/s/ Shane M. Cooke	Director	February 25, 2022
Shane M. Cooke

/s/ K. Anders O. Härfstrand	Director	February 25, 2022
K. Anders O. Härfstrand, M.D., Ph.D.

/s/ Christopher S. Henney	Director	February 25, 2022
Christopher S. Henney, Ph.D., D.Sc.

/s/ Oleg Nodelman	Director	February 25, 2022
Oleg Nodelman

/s/ Sanjiv K. Patel	Director	February 25, 2022
Sanjiv K. Patel, MBBS

/s/ Dennis J. Selkoe	Director	February 25, 2022
Dennis J. Selkoe, M.D.