Form 10-Q
period 2022-03-31
PROTHENA CORP PUBLIC LTD CO
filed 2022-05-05
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 46,806,224 as of April 28, 2022.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2022

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; our collaborations with Roche, Bristol Myers Squibb, and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline; and our anticipated need for additional capital.
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
•the Russian invasion of Ukraine; and
•business disruptions.
Except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this Quarterly Report on Form 10-Q.

Summary of Risks Affecting Our Business
Our business is subject to numerous risks and uncertainties. The following summary highlights some of the risks you should consider with respect to our business and prospects. These risks are described more fully in Part II Item 1A “Risk
i

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
•We have entered into agreements to develop and bring to market drug candidates with Roche, Bristol Myers Squibb, and Novo Nordisk and may enter into additional agreements in the future, and we might not realize the anticipated benefits of such agreements, including receiving anticipated milestone payments pursuant to these agreements.
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$542,994	$579,094
Prepaid expenses and other current assets	12,626	5,715
Total current assets	555,620	584,809
Non-current assets:
Property and equipment, net	1,865	2,012
Operating lease right-of-use assets	10,664	12,123
Deferred tax assets	9,592	7,071
Restricted cash, non-current	1,352	1,352
Other non-current assets	2,319	1,999
Total non-current assets	25,792	24,557
Total assets	$581,412	$609,366
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,316	$3,691
Accrued research and development	6,657	6,351
Income taxes payable, current	669	—
Deferred revenue, current	8,844	7,657
Lease liability, current	6,050	5,940
Other current liabilities	4,960	9,813
Total current liabilities	36,496	33,452
Non-current liabilities:
Deferred revenue, non-current	100,642	102,933
Lease liability, non-current	4,834	6,386
Other liabilities	553	553
Total non-current liabilities	106,029	109,872
Total liabilities	142,525	143,324
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2022 and December 31, 2021
Issued and outstanding shares — none at March 31, 2022 and December 31, 2021
Ordinary shares, $0.01 par value:	467	466
Authorized shares — 100,000,000 at March 31, 2022 and December 31, 2021
Issued and outstanding shares — 46,749,766 and 46,660,294 at March 31, 2022 and December 31, 2021, respectively
Additional paid-in capital	1,190,764	1,181,630
Accumulated deficit	(752,344)	(716,054)
Total shareholders’ equity	438,887	466,042
Total liabilities and shareholders’ equity	$581,412	$609,366

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$1,103	$110
Revenue from license and intellectual property	50	50
Total revenue	1,153	160
Operating expenses:
Research and development	27,262	21,144
General and administrative	11,835	11,125
Total operating expenses	39,097	32,269
Loss from operations	(37,944)	(32,109)
Other income (expense):
Interest income	53	11
Other income (expense), net	(70)	23
Total other income (expense), net	(17)	34
Loss before income taxes	(37,961)	(32,075)
Provision for (benefit from) income taxes	(1,671)	4,660
Net loss	$(36,290)	$(36,735)
Basic and diluted net loss per ordinary share	$(0.78)	$(0.91)
Shares used to compute basic and diluted net loss per share	46,704	40,250
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net Loss	$(36,290)	$(36,735)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	182	304
Share-based compensation	7,660	6,176
Deferred income taxes	(2,521)	4,622
Amortization of right-of-use assets	1,459	1,400
Changes in operating assets and liabilities:
Accounts receivable	—	14
Prepaid and other assets	(7,104)	(5,259)
Accounts payable, accruals and other liabilities	1,745	(2,851)
Operating lease liabilities	(1,442)	(1,337)
Deferred revenues	(1,104)	—
Net cash used in operating activities	(37,415)	(33,666)
Investing activities
Purchases of property and equipment	(22)	(48)
Net cash used in investing activities	(22)	(48)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	78,367
Costs for at-the market offering	(151)	—
Proceeds from issuance of ordinary shares upon exercise of stock options	1,488	2,960
Net cash provided by financing activities	1,337	81,327
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,100)	47,613
Cash, cash equivalents and restricted cash, beginning of the year	580,446	298,084
Cash, cash equivalents and restricted cash, end of the period	$544,346	$345,697

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$9	$402

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$13	$—
Receivable from option exercises	$—	$123
Offering costs included in accounts payable and accrued liabilities	$—	$313
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$542,994	$342,993
Restricted cash, current	—	1,352
Restricted cash, non-current	1,352	1,352
Total cash, cash equivalents and restricted cash, end of the period	$544,346	$345,697

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	46,660,294	$466	$1,181,630	$(716,054)	$466,042
Share-based compensation			7,660		7,660
Issuance of ordinary shares upon exercise of stock options	89,472	1	1,474		1,475
Net loss				(36,290)	(36,290)
Balances at March 31, 2022	46,749,766	$467	$1,190,764	$(752,344)	$438,887

	Three Months Ended March 31, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	39,921,413	$399	$966,636	$(783,029)	$184,006
Share-based compensation			6,176		6,176
Issuance of ordinary shares upon exercise of stock options	229,379	3	3,080		3,083
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,014		78,054
Net loss				(36,735)	(36,735)
Balances at March 31, 2021	44,175,792	$442	$1,053,906	$(819,764)	$234,584

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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012 which targets Aβ (Amyloid beta) and a novel dual Aβ-Tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43 and an undisclosed target in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases. The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business.
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of March 31, 2022, the Company had an accumulated deficit of $752.3 million and cash and cash equivalents of $543.0 million.
In December 2021, the Company entered into an Equity Distribution Agreement (the “December 2021 Distribution Agreement”), pursuant to which the Company, through its agents, may issue and sell, from time to time, the Company's ordinary shares. The issuance and sale of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement is deemed an “at-the-market” offering and is registered under the Securities Act of 1933, as amended. As of March 31, 2022, the Company has issued no ordinary shares pursuant to the December 2021 Distribution Agreement.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at March 31, 2022, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, Bristol Myers Squibb, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans, and other collaborative agreements with corporate partners or other arrangements.
2.Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “2021 Form 10-K”). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2022, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

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
The were no receivables recorded in the Condensed Consolidated Balance Sheet as of March 31, 2022. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros and other foreign currencies. The Company recorded a loss on foreign currency exchange rate differences of approximately $70,000 and a gain of $24,000 during the three months ended March 31, 2022 and 2021, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of March 31, 2022, and December 31, 2021, $1.9 million and $2.0 million, respectively, of the Company’s property and equipment, net were held in the U.S. and nominal amounts were in Ireland.
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
Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2022 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $439.1 million and $480.5 million in money market funds included in cash and cash equivalents at March 31, 2022, and December 31, 2021, respectively.
4.Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Machinery and equipment	$9,764	$9,758
Leasehold improvements	1,393	1,393
Purchased computer software	1,346	1,322
	12,503	12,473
Less: accumulated depreciation and amortization	(10,638)	(10,461)
Property and equipment, net	$1,865	$2,012

Depreciation expense was $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and related expenses	$4,015	$8,644
Professional services	414	764
Other	531	405
Other current liabilities	$4,960	$9,813

5.Net Income (Loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2022 and 2021, and therefore diluted net loss per share is equal to basic net loss per share.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(36,290)	$(36,735)
Denominator:
Weighted-average ordinary shares outstanding	46,704	40,250
Net loss per ordinary share:
Basic and diluted net loss per share	$(0.78)	$(0.91)
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options to purchase ordinary shares	10,319	8,825

6. Commitments and Contingencies
Lease Commitments

The Company currently has two leases relating to its facilities in South San Francisco and Dublin, Ireland.

Current SSF Facility

The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 1.75 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016. The Company is obligated to make lease payments totaling approximately $39.2 million over the lease term. The Lease further provides that the Company is obligated to pay to the sublandlord and master landlord certain costs, including taxes and operating expenses. The Lease is considered an operating lease under ASC 842. Prior to the Company's adoption of ASC 842, this Lease was considered a build-to-suit lease.

The Company’s right-of-use asset and lease liability are determined based on the present value of minimum lease payments over the remaining lease term and the Company’s incremental borrowing rate based on information available as of January 1, 2019. The right-of-use asset also includes any lease prepayments made and excludes unamortized lease incentives including rent abatements and/or concessions and rent holidays. Tenant improvements made by the Company as a lessee, in which such improvements are deemed to be owned by the lessor, are viewed as lease prepayments by the Company and are included in the right-of-use asset. Lease expense is recognized on a straight-line basis over the expected lease term. Total operating lease cost was $1.6 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. Total cash paid against the operating lease liability was $1.6 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

The discount rate used to determine the lease liability was 4.25%. To estimate the Company's collateralized incremental borrowing rate, the Company inquired with banks that had a business relationship with the Company. Furthermore, the Company's operating lease in Dublin is not included in the lease liability and right-of-use asset recorded due to its nominal amount. As of March 31, 2022, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the leases described below and nominal operating leases for office equipment and medical monitoring equipment, none of the Company’s contracts contain a lease.

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

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of March 31, 2022, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three months ended March 31, 2022 and 2021, the Company recorded $0.7 million and $0.7 million, respectively, of sub-lease rental income as an offset to its operating expenses.

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

Dublin

In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and has a term of one year. This lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by the Company. This operating lease is not included in the lease liability and operating lease right-of-use asset recorded due to its nominal amount.
As of March 31, 2022, the Company is obligated to make lease payments over the remaining term of the Dublin lease of approximately €63,000, or $70,000 as converted using an exchange rate as of March 31, 2022.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of March 31, 2022, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2022 (9 months)	$4,852	$2,294
2023	6,535	3,019
2024	—	—
2025	—	—
Total	$11,387	$5,313
Less: Present value adjustment	(433)
Nominal lease payments	(70)
Lease liability	$10,884

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2022, and 2021.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2022, the Company had non-cancelable purchase commitments to suppliers for $16.8 million of which $9.2 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.4 million of which a nominal amount is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2022 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Purchase Obligations (1)	$16,789	$16,789	$—	$—	$—	$—	$—
Contractual obligations under license agreements	398	61	59	49	49	45	135
Total	$17,187	$16,850	$59	$49	$49	$45	$135
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
For prasinezumab, Roche is obligated to pay:
•up to $290.0 million upon the achievement of development, regulatory, and various first commercial sales milestones;
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

Collaboration Accounting

The License Agreement was evaluated under ASC 808, Collaborative Agreements. At the outset of the License Agreement, the Company concluded that it did not qualify as a collaboration under ASC 808 because the Company does not share significant risks due to the net profit and loss split (under which Roche incurs substantially more of the costs of the collaboration) and because of the Company’s opt-out provision. The Company believes that Roche will be the principal in future sales transactions with third parties as Roche will be the primary obligor bearing inventory and credit risk. The Company will record its share of pre-tax commercial profit generated from the collaboration as collaboration revenue once the Company can conclude it is probable that a significant revenue reversal will not occur in future periods. Prior to commercialization of a Licensed Product, the Company’s portion of the expenses related to the License Agreement reflected on its income statement will be limited to R&D expenses. After commercialization, if the Company opts in to co-detail commercialization, expenses related to commercial capabilities, including expenses related to the establishment of a field sales force and other activities to support the Company’s commercialization efforts, will be recorded as sales, general and administrative (“SG&A”) expense and will be factored into the computation of the profit and loss share. The Company will record the receivable related to commercialization activities as collaboration revenue once the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.

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

The Company concluded that the Royalty Bearing License and the Clinical Product Supply Obligation were satisfied at a point in time. The Royalty Bearing License is considered to be a functional intellectual property, in which the revenue would be recognized at the point in time since (a) the Company concluded that the license to Roche has a significant stand-alone functionality, (b) the Company does not expect the functionality of the intellectual property to be substantially changed during the license period as a result of activities of Prothena, and (c) Prothena’s activities transfer a good or service to Roche. The Clinical Product Supply Obligation does not meet criteria for over time recognition; as such, the revenue related to such performance obligation was recognized at the point in time at which Roche obtained control of manufactured supplies, which occurred during the first quarter of 2014.

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

As of March 31, 2022, and December 31, 2021, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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

Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of March 31, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is nil.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of March 31, 2022, and December 31, 2021, there were no remaining Research Services performance obligations.
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

Revenue and Expense Recognition

The Company recognized nil and $0.1 million as collaboration revenue from Roche for the three months ended March 31, 2022 and 2021, respectively. The Company recognized nil and $4.4 million in R&D expenses for payments made to Roche during the three months ended March 31, 2022 and 2021, respectively. The Company had no accounts receivable from Roche at March 31, 2022, and December 31, 2021, respectively.
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

US License Agreement for the Tau/PRX005 Collaboration Target

On July 30, 2021, the Company entered into the Tau US License Agreement. The Tau US License Agreement includes an upfront payment of $80.0 million and the Company will be eligible to receive regulatory and sales milestones up to $465.0 million upon achievement of certain developmental events, including regulatory approval, of a Tau Collaboration Product, and on BMS achieving certain annual net sales thresholds in the United States. The Company also will be eligible to receive tiered royalties on net sales of Tau Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achieving of certain net sales thresholds. Such exercise fees, milestones, and royalty payments are subject to certain reductions as specified in the agreement.
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

Revenue and Expense Recognition

For the three months ended March 31, 2022, collaboration revenue from BMS recognized based on the relative sales price method included $1.1 million for US Development Services Obligation recognized as collaboration revenue related to the Tau/PRX005 program. No collaboration revenue related to the Tau/PRX005 program was recognized during the comparable period in 2021. As of March 31, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $24.2 million. The Company had no accounts receivable from BMS at March 31, 2022, and December 31, 2021, respectively.

Deferred Revenue

The deferred revenue balance at the beginning of the quarter ended March 31, 2022, was $110.6 million. During the quarter ended March 31, 2022, $1.1 million was recognized as revenue related to the US Development Services Obligation related to the Tau/PRX005 program performed during such quarter. As of March 31, 2022, the deferred revenue balance was $109.5 million, of which $8.8 million was current and the balance of $100.6 million was long term deferred revenue. The deferred revenue balance as of March 31, 2022, includes amounts deferred related to outstanding US Rights and Global Rights of $85.3 million and unsatisfied performance obligations for the US Rights for the Tau/PRX005 program of $24.2 million.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three months ended March 31, 2022 and 2021.
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
The upfront payment of $60.0 million was accounted for as revenue for the year ended December 31, 2021. In addition to the upfront payment, Novo Nordisk agreed to pay for certain out of pocket expenses under the Transition Services Agreement, which netted to $0.7 million after closing adjustments related to the sale of the ATTR amyloidosis program. No revenue was recognized during the three months ended March 31, 2022, or 2021, respectively. The Company had no accounts receivable from Novo Nordisk as of March 31, 2022 and December 31, 2021, respectively.

Contingent Consideration /Milestone Accounting

The Company is eligible to receive additional development and sales milestone payments from Novo Nordisk totaling up to $1.17 billion upon achievement of certain specified development and commercial sales milestones under the share purchase agreement, including a $40.0 million near-term milestone payment.
The Company excluded the milestone payments in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company did not achieve any development and sales milestones under the share purchase agreement during the three months ended March 31, 2022.

8. Shareholders' Equity
Ordinary Shares
As of March 31, 2022, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 46,749,766 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2022, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2022. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
March 2021 Offering
In March 2021, the Company completed an underwritten public offering of an aggregate of 4,025,000 of its ordinary shares at a public offering price of $20.75 per ordinary share. The Company received aggregate net proceeds of approximately $78.0 million, after deducting the underwriting discount and offering costs.
At-the-Market Offering
In December 2021, the Company entered into the December 2021 Distribution Agreement. In connection with entering into the December 2021 Distribution Agreement, on December 23, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $250.0 million of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement. For the three months ended March 31, 2022, the Company issued no ordinary shares pursuant to the December 2021 Distribution Agreement. The Company recorded deferred offering costs of $0.3 million as of March 31, 2022.

9. Share-Based Compensation
2018 Long Term Incentive Plan
In May 2018, the Company’s shareholders approved the 2018 Long Term Incentive Plan. In May 2020 and May 2021, the Company's shareholders approved amendments to the 2018 Long Term Incentive Plan (as amended, the “2018 LTIP”) to increase the number of ordinary shares available for issuance under that Plan by 1,500,000 and 1,800,000 ordinary shares, respectively. Under the 2018 LTIP, the number of ordinary shares authorized for issuance under the 2018 LTIP is equal to the sum of (a) 5,100,000 ordinary shares, (b) 1,177,933 ordinary shares that were available for issuance under the 2012 LTIP as of the May 15, 2018, effective date of the 2018 LTIP, and (c) any ordinary shares subject to issued and outstanding awards under the 2012 Long Term Incentive Plan (the “2012 LTIP”) that expire, are cancelled or otherwise terminate following the effective date of the 2018 LTIP; provided, that no more than 2,500,000 ordinary shares may be issued pursuant to the exercise of ISOs. The 2018 LTIP provides for the grant of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options under the 2018 LTIP may be granted for periods up to ten years. All options granted to date under the 2018 LTIP, with the exception of options granted pursuant to the Option Exchange (as discussed below), have had a ten year life.
Amended and Restated 2012 Long Term Incentive Plan
Prior to the effective date of the 2018 LTIP, employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, received equity awards under the 2012 LTIP. All options under the 2012 LTIP were granted for periods of ten years.
2020 Employment Inducement Incentive Plan
On February 25, 2020, the Company's Board of Directors approved the 2020 Employment Inducement Incentive Plan, and subsequently adopted a series of amendments to increase the ordinary shares available for issuance (as amended, the “2020
EIIP”). As of March 31, 2022, the number of ordinary shares authorized for issuance under the 2020 EIIP was 1,385,000 and zero ordinary shares remained available for future awards under the 2020 EIIP, although the Company's Board of Directors reserves the right to amend the 2020 EIIP to increase the number of ordinary shares available and to make additional awards to key new hires. The 2020 EIIP provides for the grant of NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, or other share or cash-based awards to eligible individuals. Options under the 2020 EIIP may be granted for periods up to ten years. All options granted to date under the to the 2020 EIIP have had a ten year life.

Shares Available for Grant
The Company granted 1,741,936 and 2,550,977 options (1,372,587 of which were replacement options granted pursuant to the Option Exchange, as discussed below) during the three months ended March 31, 2022 and 2021, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of March 31, 2022, 1,407,681 ordinary shares remained available for grant under its equity plans and options to purchase 10,318,524 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $21.49 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2026 related to unvested share-based payment awards at March 31, 2022, is $83.6 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.90 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended March 31, 2022, and 2021 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$3,311	$1,954
General and administrative	4,349	4,222
Total share-based compensation expense	$7,660	$6,176
The Company recognized tax benefits from share-based awards of $1.4 million and $1.2 million for the three months ended March 31, 2022, and 2021, respectively.
With the exception of options granted pursuant to the Option Exchange, the fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2022, and 2021 respectively was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2022	2021
Expected volatility	82.1%	81.3%
Risk-free interest rate	1.9%	1.0%
Expected dividend yield	—%	—%
Expected life (in years)	6.0	6.0
Weighted average grant date fair value	$23.14	$15.09
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,684,322	$19.20	6.98	$269,182
Granted	1,741,936	32.93
Exercised	(89,472)	16.49
Forfeited	(18,262)	49.88
Expired	—	—
Outstanding at March 31, 2022	10,318,524	$21.49	7.27	$167,897
Vested and expected to vest at March 31, 2022	9,781,926	$21.03	7.16	$162,879
Vested at March 31, 2022	5,512,892	$16.58	5.78	$110,847
The total intrinsic value of options exercised was approximately $1.7 million and $2.5 million during the three months ended March 31, 2022, and 2021, respectively, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $1.7 million and an income tax provision of $4.7 million for the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, exempt Irish income, U.S. income taxed at different rates, and adjustments to deferred taxes for the deductibility of stock compensation. The income tax provision reflects the estimate of the effective tax rate expected to be applicable for the full year and the Company re-evaluates this estimate each quarter based on its forecasted tax expense for the full year. Jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
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
For the three months ended March 31, 2022, the Company recorded an increase in DTA of $2.5 million, primarily due to Section 174 R&D Capitalization requirements, which became effective in the current quarter.
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
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Form 10-K”).

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

Confirmatory Phase 3 AFFIRM-AL Study Design under SPA Agreement with FDA

Based on further analyses regarding data from the VITAL study and multiple in-depth discussions with the FDA, Prothena announced plans on February 1, 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL study in Mayo Stage IV patients with AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 study that is being conducted with a primary endpoint of all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA.

AFFIRM-AL is an ongoing global, multi-center, double-blind, placebo-controlled, 2:1 randomized, time-to-event study expected to enroll approximately 150 newly diagnosed, treatment naïve patients with AL amyloidosis categorized as Mayo Stage IV. It has been designed to evaluate the primary endpoint of all-cause mortality with a significance level of p<0.10. Secondary endpoints will assess change from baseline to month 9 in quality of life as measured by SF-36v2 PCS and functional capacity as measured by 6MWT distance.

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

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the delayed-start analysis of Phase 2 PASADENA study of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (AD/PD 2022). Results showed that participants with

PD who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with prasinezumab for one year (delayed-start group), further supporting a potential effect on delaying motor progression in patients.

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

PRX005 for the Potential Treatment of Alzheimer’s Disease

PRX005 is designed to be a best-in-class anti-tau antibody that specifically targets a key region within the microtubule binding region (“MTBR”), which has been shown in preclinical studies to be involved in the pathological spread of tau. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease. Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with Alzheimer’s disease (AD). Recent publications suggest that during the course of Alzheimer’s disease progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages in Alzheimer’s disease to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in Alzheimer’s disease animal models. In these preclinical models, PRX005 demonstrated significant inhibition of cell-to-cell transmission and neuronal internalization in vitro and in vivo and slowed pathological progression in a tau transgenic mouse model.

In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005. BMS paid Prothena $80.0 million following the execution of a US License Agreement for PRX005 and transfer of the underlying license.

A Phase 1 study of PRX005 is ongoing.

Global Neuroscience Research and Development Collaboration with Bristol Myers Squibb

This global neuroscience research and development collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, including tau, TDP-43, and an undisclosed target. PRX005 is designed to be a best-in-class anti-tau, MTBR-specific antibody for the potential treatment of Alzheimer’s disease and, with the initiation of the Phase 1 study, is the first program to advance to the clinic from this collaboration. After receiving the $80 million payment described above, Prothena has received a total of $230 million pursuant to the collaboration and is eligible to receive up to an additional $160 million for U.S. rights, up to $165 million for global rights, and up to $1.7 billion for regulatory and commercial milestone payments for a total of up to $2.2 billion plus potential tiered commercial sales royalties across multiple programs.

PRX012 for the Potential Treatment of Alzheimer’s Disease

PRX012 is an investigational antibody that targets Aβ, or Amyloid Beta, a protein implicated in AD. Our scientists have advanced the understanding of the biology of AD and made particularly impactful and fundamental discoveries that elucidated the role amyloid plays in the disease.

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

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to improve access for patients with Alzheimer’s disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose (SAD) study to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with AD. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of AD. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as AD, with evidence demonstrating the potential to address an unmet medical need.

Dual Aβ-Tau Vaccine for the Potential Treatment and Prevention of Alzheimer’s Disease

We are developing a dual vaccine, which concomitantly targets key epitopes within both the Aβ and tau proteins. Preclinical models suggest that Aβ and tau act synergistically in the development of AD; however, the majority of vaccines and passive immunotherapies under development today target only one of these two pathological features.

Our dual Aβ-Tau vaccine is being developed for the potential prevention and treatment of AD. In preclinical studies, the Aβ-tau vaccine has generated polyclonal responses against key epitopes within the N-terminal of Aβ and a key region of tau to promote amyloid clearance and blockade of tau transmission. Immunohistochemistry using sera from immunized animals demonstrated an appropriate and balanced immune response with antibodies that react to both Aβ plaques and tau tangles at concentrations expected to be reached in CNS following immunization and resultant titer generation.

In March 2022, we delivered an oral presentation at AD/PD 2022 on preclinical data demonstrating our dual Aβ/tau vaccine generated anti-Aβ and anti-tau antibodies to enable phagocytosis of Aβ and to neutralize tau. These findings provide proof of concept in multiple preclinical species.

Our Discovery and Preclinical Programs

We are also advancing several discovery and preclinical-stage programs for neurological diseases with significant unmet medical needs such as AD and amyotrophic lateral sclerosis (ALS). Our discovery and pre-clinical pipeline includes our proprietary dual Aβ-Tau vaccine program as well as two programs (TDP-43 and an undisclosed program) that are the focus of our collaboration with BMS.

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

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2022, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in our 2021 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(Dollars in thousands)
Collaboration revenue	1,103	110	903%
Revenue from license and intellectual property	50	50	—%
Total revenue	1,153	160	621%
Total revenue was $1.2 million and $0.2 million for the three months ended March 31, 2022, and 2021, respectively.
Collaboration revenue for the three months ended March 31, 2022 included collaboration revenue of $1.1 million from BMS for US development services related to the Tau/PRX005 program. Collaboration revenue for the three months ended March 31, 2021 related to reimbursements under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Consolidated Financial Statements for more information.
License and intellectual property revenue for the three months ended March 31, 2022 and 2021 included $50,000 in each period, respectively, in license fees paid under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(Dollars in thousands)
Research and development	27,262	21,144	29%
General and administrative	11,835	11,125	6%
Total operating expenses	39,097	32,269	21%

Total operating expenses consist of R&D expenses and general and administrative (“G&A”) expenses. Our operating expenses were $39.1 million and $32.3 million for the three months ended March 31, 2022, and 2021, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab (formerly NEOD001), prasinezumab, PRX004 (through July 8, 2021), PRX005, PRX012, our dual Aβ-tau vaccine/PRX123 and preclinical activities related to our discovery programs. Through May 28, 2021, pursuant to our License Agreement with Roche, we made payments to Roche for our share of the development expenses incurred by Roche related to the prasinezumab program, which is included in our R&D expenses. On May 28, 2021, we announced the exercise of our rights under the terms of the ongoing worldwide collaboration with Roche to receive potential U.S. commercial sales milestones and tiered royalties in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expense increased by $6.1 million or 29%, for the three months ended March 31, 2022, compared to the same periods in the prior year. The increase for the three months ended March 31, 2022, compared to the same period the prior year was primarily due to higher manufacturing costs primarily related to the birtamimab program, higher personnel related expenses, higher clinical trial expenses primarily related to the PRX012, birtamimab and PRX005 programs, and higher other R&D expense; offset in part by lower collaboration expenses related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 2021.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, PRX003, PRX004 (through July 8, 2021), PRX005) and other R&D expenses for the three months ended March 31, 2022, and 2021, and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2022	2021
Birtamimab (NEOD001) (1)	$12,432	$6,510	$366,606
Prasinezumab (PRX002/RG7935)(2)	$82	$4,876	$106,602
PRX003(3)	$2	$28	$59,012
PRX004(4)	$162	$1,441	$78,924
PRX005(5)	$3,048	$2,602	$35,904
Other R&D(6)	$11,536	$5,687
	$27,262	$21,144
(1)Cumulative R&D costs to date for birtamimab include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Through May 28, 2021, Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs. For the three months ended March 31, 2022, and 2021, nil and $0.1 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
(4)Cumulative R&D costs to date for PRX004 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody PRX004. Expenses incurred in 2022 relate to certain transition services provided by Prothena to Novo Nordisk.
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

We continue to expect our R&D expenses to increase in 2022 over the prior year, primarily due to anticipated higher personnel costs including share-based compensation, increase in spending for our late stage program birtamimab and higher manufacturing expense associated with our pre-clinical programs.
General and Administrative Expenses
Our G&A expenses increased by $0.7 million, or 6%, for the three months ended March 31, 2022, compared to the same periods in the prior year. The increase for the three months ended March 31, 2022, compared to the prior year, was primarily due to higher personnel expense and higher consulting expenses; offset in part by lower legal expense and lower expense for our director and officer insurance premium.

We continue to expect our G&A expenses to increase in 2022 compared to the prior year, primarily related to higher personnel costs including share-based compensation.

Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(Dollars in thousands)
Interest income	53	11	382%
Other income (expense), net	(70)	23	n/m
Total other income (expense), net	(17)	34	n/m
___________
n/m = not meaningful
Interest income increased by $42,000, or 382%, for the three months ended March 31, 2022, compared to the same periods in the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates and higher cash and money market balances. Other income (expense), net for the three months ended March 31, 2022, and 2021, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(Dollars in thousands)
(Benefit from) provision for income taxes	$(1,671)	$4,660	n/m
___________
n/m = not meaningful

The (benefit from) and provision for income taxes for the three months ended March 31, 2022, and 2021, was $(1.7) million and $4.7 million, respectively. The provision for income taxes decreased by $6.3 million for the three months ended March 31, 2022, compared to the same period in the prior year primarily due to an increase in deferred tax asset (DTA) related to Section 174 R&D Capitalization requirements, which became effective in the current quarter, whereas in the same period of prior year the DTA decreased as a result of the February 12, 2021 option exchange program and a change in our share-based compensation 162(m) limitations associated with the increase in the number of covered employees under the American Rescue Plan Act.
The tax provisions for all periods presented reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	March 31,	December 31,
	2022	2021
Working capital	$519,124	$551,357
Cash and cash equivalents	542,994	579,094
Total assets	581,412	609,366
Total liabilities	142,525	143,324
Total shareholders’ equity	438,887	466,042

Working capital was $519.1 million as of March 31, 2022, a decrease of $32.2 million from working capital of $551.4 million as of December 31, 2021. This decrease in working capital during the three months ended March 31, 2022, was primarily attributable to lower cash and cash equivalents balance resulting from cash use of $39.1 million for operating expenses (adjusted to exclude non-cash charges) offset in part by proceeds from stock option exercises of approximately $1.5 million.
As of March 31, 2022, we had $543.0 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of March 31, 2022, $185.4 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Our cash and cash equivalents may also be potentially supplemented in the future by proceeds from our collaboration partners and milestone payments. Pursuant to the Collaboration Agreement with Roche, the company is eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. Pursuant to the Collaboration Agreement with BMS (formerly Celgene), the Company is eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. Pursuant to the share purchase agreement with Novo Nordisk, the Company is eligible to receive development and sales milestone payments. See Note 7, “Significant Agreements” to the Consolidated Financial Statements for more information.
Cash Flows for the Three Months Ended March 31, 2022 and 2021
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(37,415)	$(33,666)
Net cash used in investing activities	(22)	(48)
Net cash provided by financing activities	1,337	81,327
Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,100)	$47,613
Cash Used in Operating Activities
Net cash used in operating activities was $37.4 million for the three months ended March 31, 2022, primarily due to use of $39.1 million for operating expense (adjusted to exclude non-cash charges of approximately $6.8 million) and cash paid for prepaid expenses, other current liabilities, and operating lease payments.
Net cash used in operating activities was $33.7 million for the three months ended March 31, 2021, primarily due to use of $32.3 million for operating expense (adjusted to exclude non-cash charges of approximately $12.5 million) and cash paid for prepaid expenses, other current liabilities, and operating lease payments.
Cash Used in Investing Activities
Net cash used in investing activities was $22,000 and $48,000 for the three months ended March 31, 2022, and 2021, respectively. Net cash used in investing activities for the three months ended March 31, 2022, and 2021, was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2022, primarily from proceeds from issuances of ordinary shares upon exercises of stock options of $1.5 million.
Net cash provided by financing activities was $81.3 million for the three months ended March 31, 2021, which was primarily from net proceeds from issuance of ordinary shares in public offering of $78.4 million and to a lesser extent, proceeds from issuances of ordinary shares upon exercises of stock options of $3.0 million.
Off-Balance Sheet Arrangements
At March 31, 2022, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2022, consisted of minimum cash payments under operating leases of $11.4 million, purchase obligations of $16.8 million (of which $9.2 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.4 million (of which a nominal amount is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $11.3 million remains outstanding as of March 31, 2022. We sub-sublease approximately 46,641 square feet of the office and laboratory in South San Francisco, California to Assembly Biosciences, Inc. See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for additional information regarding sub-sublease rental income.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and has a term of one year. This lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless cancelled by us. As of March 31, 2022, we are obligated to make lease payments over the remaining term of the Dublin lease of approximately €63,000, or $70,000 as converted using an exchange rate as of March 31, 2022.

The following is a summary of our contractual obligations as of March 31, 2022 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases (1)	$11,387	$4,852	$6,535	$—	$—	$—	$—
Purchase obligations	16,789	16,789	—	—	—	—	—
Contractual obligations under license agreements	398	61	59	49	49	45	135
Total	$28,574	$21,702	$6,594	$49	$49	$45	$135

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we continue to expect the full year 2022 net cash used in operating and investing activities to be approximately $120 million to $132 million

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros and other currencies. We recorded a loss on foreign currency exchange rate differences of approximately $70,000 and a gain of $24,000 during the three months ended March 31, 2022 and 2021, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2021 (filed with the SEC on February 25, 2022) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should also read and carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and/or growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment in our ordinary shares. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital, and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of $67.0 million, ($111.1) million, and ($77.7) million for the years ended December 31, 2021, 2020, and 2019, respectively. We expect to continue to incur substantial losses for the foreseeable future as we:
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
We must generate significant revenue to achieve and maintain profitability. Even if we succeed in discovering, developing, and commercializing one or more drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability
We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize drug candidates.
As of March 31, 2022, we had cash and cash equivalents of $543.0 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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
In order to develop and obtain regulatory approval for our drug candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. Our ability to raise additional capital, including our ability to secure new collaborations, may also be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical turmoil, including the Russian invasion of Ukraine. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us or at all. If we raise additional funds by issuing equity securities, including pursuant to our December 2021 Distribution Agreement (as discussed below), substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures, or licensing arrangements.
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
Patents are of national or regional effect, and filing, prosecuting, maintaining, and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can have a different scope and strength than do those in the United States. In addition, the laws of some foreign countries, particularly certain developing countries, do not currently, or may not in the future, protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or adequate to prevent them from competing.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2022, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 11,726,205.
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
Under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the U.S. Internal Revenue Code, U.S. Treasury Regulations or other IRS guidance thereunder could adversely affect our status as a foreign corporation or otherwise affect our effective tax rate. For example, in 2017 the United States enacted tax reform that contained significant changes to corporate taxation, including a provision that requires capitalization and amortization of research and development costs over five years for tax years beginning after December 31, 2021. In addition, the Irish Government, Irish Revenue, U.S. Congress, the IRS, the Organization for Economic Co-operation and Development, and other governments and agencies in jurisdictions where we do business have recently focused on issues related to the taxation of multinational corporations, and specifically in the area of “base erosion and profit shifting,” such as where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in Ireland, the U.S., and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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

Dated:	May 5, 2022	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer