Form 10-Q
period 2022-06-30
PROTHENA CORP PUBLIC LTD CO
filed 2022-08-08
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 46,922,825 as of July 29, 2022.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2022

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$508,795	$579,094
Prepaid expenses and other current assets	12,499	5,715
Total current assets	521,294	584,809
Non-current assets:
Property and equipment, net	1,861	2,012
Operating lease right-of-use assets	9,340	12,123
Deferred tax assets	11,958	7,071
Restricted cash, non-current	1,352	1,352
Other non-current assets	3,784	1,999
Total non-current assets	28,295	24,557
Total assets	$549,589	$609,366
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,551	$3,691
Accrued research and development	9,188	6,351
Income taxes payable, current	94	—
Deferred revenue, current	9,822	7,657
Lease liability, current	6,299	5,940
Other current liabilities	7,153	9,813
Total current liabilities	40,107	33,452
Non-current liabilities:
Deferred revenue, non-current	98,352	102,933
Lease liability, non-current	3,278	6,386
Other liabilities	553	553
Total non-current liabilities	102,183	109,872
Total liabilities	142,290	143,324
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2022 and December 31, 2021
Issued and outstanding shares — none at June 30, 2022 and December 31, 2021
Ordinary shares, $0.01 par value:	468	466
Authorized shares — 100,000,000 at June 30, 2022 and December 31, 2021
Issued and outstanding shares — 46,809,841 and 46,660,294 at June 30, 2022 and December 31, 2021, respectively
Additional paid-in capital	1,200,419	1,181,630
Accumulated deficit	(793,588)	(716,054)
Total shareholders’ equity	407,299	466,042
Total liabilities and shareholders’ equity	$549,589	$609,366

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$1,312	$60,071	$2,415	$60,181
Revenue from license and intellectual property	—	—	50	50
Total revenue	1,312	60,071	2,465	60,231
Operating expenses:
Research and development	31,569	21,090	58,831	42,234
General and administrative	12,952	11,032	24,787	22,157
Total operating expenses	44,521	32,122	83,618	64,391
Income (loss) from operations	(43,209)	27,949	(81,153)	(4,160)
Other income (expense):
Interest income	639	8	692	19
Other expense, net	(2)	(61)	(72)	(38)
Total other income (expense), net	637	(53)	620	(19)
Income (loss) before income taxes	(42,572)	27,896	(80,533)	(4,179)
Provision for (benefit from) income taxes	(1,328)	254	(2,999)	4,914
Net income (loss)	$(41,244)	$27,642	$(77,534)	$(9,093)
Basic net income (loss) per ordinary share	$(0.88)	$0.62	$(1.66)	$(0.21)
Diluted net income (loss) per ordinary share	$(0.88)	$0.58	$(1.66)	$(0.21)
Shares used to compute basic net income (loss) per share	46,805	44,332	46,755	42,302
Shares used to compute diluted net income (loss) per share	46,805	47,414	46,755	42,302
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net Loss	$(77,534)	$(9,093)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	366	595
Share-based compensation	15,923	11,716
Deferred income taxes	(4,887)	5,213
Amortization of right-of-use assets	2,934	2,815
Changes in operating assets and liabilities:
Accounts receivable	—	12
Prepaid and other assets	(8,274)	(7,403)
Accounts payable, accruals and other liabilities	4,110	1,787
Operating lease liabilities	(2,900)	(2,689)
Deferred revenues	(2,416)	—
Net cash provided by (used in) operating activities	(72,678)	2,953
Investing activities
Purchases of property and equipment	(183)	(48)
Net cash used in investing activities	(183)	(48)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	78,049
Proceeds from issuance of ordinary shares in at-the market offering, net	647	13,943
Proceeds from issuance of ordinary shares upon exercise of stock options	1,915	9,554
Net cash provided by financing activities	2,562	101,546
Net increase (decrease) in cash, cash equivalents and restricted cash	(70,299)	104,451
Cash, cash equivalents and restricted cash, beginning of the year	580,446	298,084
Cash, cash equivalents and restricted cash, end of the period	$510,147	$402,535

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$1,623	$568

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$32	$76
Receivable from option exercises	$—	$8
Right-of-use assets obtained in exchange for lease obligations	$151	$—
At-the market offering costs included in accounts payable and accrued liabilities	$4	$130
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$508,795	$399,831
Restricted cash, current	—	1,352
Restricted cash, non-current	1,352	1,352
Total cash, cash equivalents and restricted cash, end of the period	$510,147	$402,535

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	46,660,294	$466	$1,181,630	$(716,054)	$466,042
Share-based compensation			7,660		7,660
Issuance of ordinary shares upon exercise of stock options	89,472	$1	1,474		1,475
Net loss				(36,290)	(36,290)
Balances at March 31, 2022	46,749,766	$467	$1,190,764	$(752,344)	$438,887
Share-based compensation			8,263		8,263
Issuance of ordinary shares upon exercise of stock options	34,659	1	426		427
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $31 thousand	25,416	—	966		966
Net loss				(41,244)	(41,244)
Balances at June 30, 2022	46,809,841	$468	$1,200,419	$(793,588)	$407,299

	Six Months Ended June 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	39,921,413	$399	$966,636	$(783,029)	$184,006
Share-based compensation			6,176		6,176
Issuance of ordinary shares upon exercise of stock options	229,379	3	3,080		3,083
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,014		78,054
Net loss				(36,735)	(36,735)
Balances at March 31, 2021	44,175,792	$442	$1,053,906	$(819,764)	$234,584
Share-based compensation			5,540		5,540
Issuance of ordinary shares upon exercise of stock options	425,236	4	6,475		6,479
Issuance of ordinary shares in at-the-market offering, net of issuance costs of $0.5 million	311,996	3	13,964		13,967
Adjustment related to March 2021 public offering			(5)		(5)
Net income				27,642	27,642
Balances at June 30, 2021	44,913,024	$449	$1,079,880	$(792,122)	$288,207
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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Aβ (Amyloid beta), and PRX123, a novel dual Aβ-Tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43 and PRX019 in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases. The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business.
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of June 30, 2022, the Company had an accumulated deficit of $793.6 million and cash and cash equivalents of $508.8 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2022, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, Bristol Myers Squibb, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans, and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2022, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

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
There were no receivables recorded in the Condensed Consolidated Balance Sheet as of June 30, 2022. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros and other foreign currencies. The Company recorded a loss on foreign currency exchange rate differences of approximately $72,000 and $38,000 during the six months ended June 30, 2022 and 2021, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies strengthen against the U.S. dollar.
As of June 30, 2022, and December 31, 2021, approximately $1.9 million and $2.0 million, respectively, of the Company’s property and equipment, net were held in the U.S. and nominal amounts were in Ireland.
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
Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the three and six months ended June 30, 2022 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $394.2 million and $480.5 million in money market funds included in cash and cash equivalents at June 30, 2022, and December 31, 2021, respectively.
4.Composition of Certain Balance Sheet Items
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Machinery and equipment	$9,861	$9,758
Leasehold improvements	1,435	1,393
Purchased computer software	1,387	1,322
	12,683	12,473
Less: accumulated depreciation and amortization	(10,822)	(10,461)
Property and equipment, net	$1,861	$2,012

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2022 respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and related expenses	$5,912	$8,644
Professional services	482	764
Other	759	405
Other current liabilities	$7,153	$9,813

5.Net Income (Loss) Per Ordinary Share

Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2022 and six months ended June 30, 2021, and therefore diluted net loss per share is equal to basic net loss per share. During the three months ended June 30, 2021, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(41,244)	$27,642	$(77,534)	$(9,093)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	46,805	44,332	46,755	42,302
Dilutive stock options outstanding	—	3,082	—	—
Weighted-average ordinary shares outstanding used in per share calculations - diluted	46,805	47,414	46,755	42,302
Net income (loss) per ordinary share:
Basic net income (loss)per share	$(0.88)	$0.62	$(1.66)	$(0.21)
Diluted net income (loss) per share	$(0.88)	$0.58	$(1.66)	$(0.21)
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options to purchase ordinary shares	10,563	1,685	10,563	8,814

6. Commitments and Contingencies
Lease Commitments
The Company currently has two leases relating to its facilities in South San Francisco and Dublin, Ireland.

Current SSF Facility

The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 1.5 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016.

Total operating lease cost was $1.6 million and $3.2 million for the three and six months ended June 30, 2022, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2021, respectively. Total cash paid against the operating lease liability was $1.6 million and $3.1 million for the three and six months ended June 30, 2022, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2021, respectively.

The discount rate used to determine the lease liability was 4.25%. As of June 30, 2022, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the nominal operating leases for office equipment and medical monitoring equipment, none of the Company’s contracts contain a lease.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of June 30, 2022, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three and six months ended June 30, 2022, the Company recorded $0.7 million and $1.5 million respectively, and $0.7 million and $1.5 million, for the three and six months ended June 30, 2021, respectively, of sub-lease rental income as an offset to its operating expenses.

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

Dublin

In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and has a term of one year. This lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by the Company. In May 2022, the Company renewed the lease for another one year term starting August 2022.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of June 30, 2022, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2022 (6 months)	$3,285	$1,541
2023	6,622	3,019
2024	—	—
2025	—	—
Total	$9,907	$4,560
Less: Present value adjustment	(330)
Lease liability	$9,577

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2022, and 2021.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2022, the Company had non-cancelable purchase commitments to suppliers for $12.8 million of which $5.9 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.5 million, none of which is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2022 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Purchase Obligations (1)	$12,793	$12,793	$—	$—	$—	$—	$—
Contractual obligations under license agreements	471	59	74	64	64	60	150
Total	$13,264	$12,852	$74	$64	$64	$60	$150
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

As of June 30, 2022, and December 31, 2021, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product Supply Obligation; and $0.6 million to the Supply Services Obligation. As of June 30, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is nil.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of June 30, 2022, and December 31, 2021, there were no remaining Research Services performance obligations.
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

Revenue and Expense Recognition

No collaboration revenue from Roche was recognized for the three and six months ended June 30, 2022 as compared to $60.1 million and $60.2 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021 collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. Cost sharing payments to Roche are recorded as R&D expenses. The Company recognized nil in R&D expenses for payments made to Roche during the three and six months ended June 30, 2022, as compared to $2.8 million and $7.2 million for the three and six months ended June 30, 2021, respectively. The Company had no accounts receivable from Roche at June 30, 2022, and December 31, 2021, respectively.

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
Collaboration Agreement with Bristol Myers Squibb
Overview

On March 20, 2018, the Company, through its wholly owned subsidiary Prothena Biosciences Limited (“PBL”), entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Switzerland LLC (“Celgene”), a subsidiary of Celgene Corporation (which was acquired by Bristol Myers Squibb (“BMS”) in November 2019), pursuant to which Prothena granted to Celgene a right to elect in its sole discretion to exclusively license rights both in the U.S. (the “US Rights”) and on a global basis (the “Global Rights”), with respect to the Company’s programs to develop and commercialize antibodies targeting Tau, TDP-43 and PRX019 (the “Collaboration Targets”). For each such program, BMS may exercise its US Rights at the IND filing, and if it so exercises such US Rights would also have a right to expand the license to Global Rights. If BMS exercises its US Rights for a program, then following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) the date on which BMS elects to assume responsibility for completing such Phase 1 clinical trials (at its cost), BMS would have decision making authority over development activities and all regulatory, manufacturing and commercialization activities in the U.S. As discussed below, BMS exercised its US Rights for the Tau/PRX005 Collaboration Target and on July 30, 2021, PBL entered into a U.S. License Agreement granting BMS the exclusive license to develop, manufacture and commercialize antibody products in the United States targeting Tau (the “Tau US License Agreement”).
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
At the inception of the Collaboration Agreement, the Company did not transfer any goods or services to BMS (formerly Celgene) that are material. Accordingly, the Company has concluded that the initial transaction price will be recognized as a contract liability and will be deferred until the Company transfers control of goods or services to BMS (which would be when BMS exercises the US Right or Global Right and receives control of the US License or Global License for at least one of the programs), or when the IND Option term expires if BMS does not exercise the US Right (which is generally sixty days after the date on which the Company delivers to BMS the first complete data package for an IND that was filed for a lead candidate from the relevant program), or when the Phase 1 Option term expires if BMS does not exercise the Global Right (which is generally ninety days after the date on which the Company delivers to BMS the first complete data package for a Phase 1 clinical trial for a lead candidate from the relevant program) or at the termination of the Collaboration Agreement, whichever occurs first. At such point that the Company transfers control of goods or services to BMS, or when the option expires, the Company will recognize revenue as a continuation of the original contract. Under this approach, the Company will treat the consideration allocated to the material right as an addition to the consideration for the goods or services underlying the contract option.
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

Revenue and Expense Recognition

For the three and six months ended June 30, 2022, collaboration revenue from BMS recognized based on the relative sales price method included $1.3 million and $2.4 million, respectively, for US Development Services Obligation recognized as collaboration revenue related to the Tau/PRX005 program. No collaboration revenue related to the Tau/PRX005 program was recognized during the comparable period in 2021. As of June 30, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $22.9 million. The Company had no accounts receivable from BMS at June 30, 2022, and December 31, 2021, respectively.

Deferred Revenue

The deferred revenue balance at the beginning of the quarter ended June 30, 2022, was $109.5 million. During the quarter ended June 30, 2022, $1.3 million was recognized as revenue related to the US Development Services Obligation related to the Tau/PRX005 program performed during such quarter. As of June 30, 2022, the deferred revenue balance was $108.2 million, of which $9.8 million was current and the balance of $98.4 million was long term deferred revenue. The deferred revenue balance as of June 30, 2022, includes amounts deferred related to outstanding US Rights and Global Rights of $85.3 million and unsatisfied performance obligations for the US Rights for the Tau/PRX005 program of $22.9 million.

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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the six months ended June 30, 2022 and 2021.
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
The upfront payment of $60.0 million was accounted for as revenue for the year ended December 31, 2021. In addition to the upfront payment, Novo Nordisk agreed to pay for certain out of pocket expenses under the Transition Services Agreement, which netted to $0.7 million after closing adjustments related to the sale of the ATTR amyloidosis program. No revenue was recognized during the three and six months ended June 30, 2022, or 2021, respectively. The Company had no accounts receivable from Novo Nordisk as of June 30, 2022 and December 31, 2021, respectively.

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
The Company did not achieve any development and sales milestones under the share purchase agreement during the six months ended June 30, 2022.
8. Shareholders' Equity
Ordinary Shares
As of June 30, 2022, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 46,809,841 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2022, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2022. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
March 2021 Offering
In March 2021, the Company completed an underwritten public offering of an aggregate of 4,025,000 of its ordinary shares at a public offering price of $20.75 per ordinary share. The Company received aggregate net proceeds of approximately $78.0 million, after deducting the underwriting discount and offering costs.

At-the-Market Offerings
In May 2021, the Company entered into an Equity Distribution Agreement (the “May 2021 Distribution Agreement”), pursuant to which the Company could issue and sell, from time to time, shares of the Company's ordinary shares. In connection with entering into the May 2021 Distribution Agreement, on May 28, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $100.0 million of the Company’s ordinary shares pursuant to the May 2021 Distribution Agreement. The May 2021 Distribution Agreement was no longer effective as of December 23, 2021.
In December 2021, the Company entered into an Equity Distribution Agreement (the “December 2021 Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with entering into the December 2021 Distribution Agreement, on December 23, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $250.0 million of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement.

9. Share-Based Compensation
Equity Incentive Plans

The Company’s equity incentive plans, the 2018 Long Term Incentive Plan, as amended (the “2018 LTIP”), 2020 Employment Inducement Incentive Plan, as amended (the “2020 EIIP”), and previously, the Amended and Restated 2012 Long Term Incentive Plan (the “2012 LTIP”), reserve ordinary shares for the issuance of ISOs, NQSOs, SARs, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options granted under each of the 2018 LTIP, 2020 EIIP, and 2012 LTIP expire no later than ten years from the date of grant.
In May 2022, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of June 30, 2022, the number of ordinary shares authorized under the 2018 LTIP was 12,614,183. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.
As of June 30, 2022, the number of ordinary shares authorized under the 2020 EIIP was 1,385,000 and zero ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.
The Company granted 284,250 and 596,500 options during the three months ended June 30, 2022 and 2021 respectively, and 2,026,186 and 3,147,477 (1,372,587 of which were replacement options granted pursuant to the Option Exchange, as discussed below) during the six months ended June 30, 2022 and 2021, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of June 30, 2022, 3,128,306 ordinary shares remained available for grant under its equity plans and options to purchase 10,563,240 ordinary shares in aggregate under the Company's equity plans were outstanding with a weighted-average exercise price of approximately $21.69 per share.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2026 related to unvested share-based payment awards at June 30, 2022, is $80.7 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.85 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended June 30, 2022, and 2021 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,781	$2,217	$7,092	$4,171
General and administrative	4,482	3,323	8,831	7,545
Total share-based compensation expense	$8,263	$5,540	$15,923	$11,716
The Company recognized tax benefits from share-based awards of $1.5 million and $1.1 million for the three months ended June 30, 2022, and 2021, and $3.0 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.
With the exception of options granted pursuant to the Option Exchange, the fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2022, and 2021 respectively was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	82.6%	81.7%	82.2%	81.4%
Risk-free interest rate	2.9%	1.1%	2.0%	1.0%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$20.30	$17.58	$22.73	$15.93
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,684,322	$19.20	6.98	$269,182
Granted	2,026,186	32.30
Exercised	(124,131)	15.32
Forfeited	(23,137)	50.39
Expired	—	—
Outstanding at June 30, 2022	10,563,240	$21.69	7.06	$84,923
Vested and expected to vest at June 30, 2022	10,075,294	$21.28	6.96	$83,447
Vested at June 30, 2022	6,095,272	$16.83	5.77	$64,853
The total intrinsic value of options exercised was approximately $0.9 million and $11.1 million during the three months ended June 30, 2022, and 2021, respectively, and $2.6 million and $13.6 million during the six months ended June 30, 2022 and 2021, respectively, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $1.3 million and $3.0 million for the three and six months ended June 30, 2022, as compared to an income tax provision of $0.3 million and $4.9 million for the three and six months ended June 30, 2021, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, exempt Irish income, U.S. income taxed at different rates, and adjustments to deferred taxes for the deductibility of stock compensation.
The Company has historically computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three and six months ended June 30, 2022 using an actual year-to-date tax calculation.
The non-U.S. tax expense continues to be zero due to forecasted and year-to-date losses and a full valuation allowance on our deferred tax assets in our non-U.S. jurisdictions.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets (“DTA”) are composed primarily of its Irish subsidiaries' net operating loss carryforwards, state net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiaries, federal and California tax credit carryforwards, share-based compensation, capitalized R&D, and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
For the six months ended June 30, 2022, the Company recorded an increase in DTA of $4.9 million, primarily due to Section 174 R&D Capitalization requirements, which became effective in 2022.
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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Aβ (Amyloid beta), and PRX123, a novel dual Aβ-Tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and PRX019 in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases. We are also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business.

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

It is estimated that 200,000 to 400,000 patients globally suffer from this rare disease, with approximately 60,000 to 120,000 (or 30%) of those patients being categorized as Mayo Stage IV. Patients categorized at diagnosis as Mayo Stage IV have poor outcomes with current standard-of-care that aims to reduce the production of new protein but does not directly target and clear the toxic amyloid that deposits in organs. There are currently no approved treatments for AL amyloidosis that have demonstrated a survival benefit and there is an urgent unmet medical need for therapies that improve survival in patients at risk for early mortality due to amyloid deposition.

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

NNC6019 (previously PRX004) for the Potential Treatment of ATTR Amyloidosis

NNC6019/PRX004 is an investigational antibody designed to deplete amyloid associated with disease pathology in hereditary and wild type ATTR amyloidosis, without affecting the native, normal tetrameric form of the protein. PRX004’s proposed mechanism of action is to deplete both circulating non-native TTR to prevent further deposition and deposited amyloid to improve organ function. PRX004 has been shown in preclinical studies to inhibit amyloid fibril formation, neutralize soluble aggregate forms of non-native TTR, and promote clearance of insoluble amyloid fibrils through antibody-mediated phagocytosis. This differentiated depleter mechanism of action could be developed as a monotherapy approach to ATTR amyloidosis and might also complement existing therapeutic approaches which either stabilize or reduce production of the native TTR tetramer. Prothena has completed a Phase 1 study with PRX004 in patients with hereditary forms of ATTR, in which PRX004 was found to be safe and well tolerated.

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

A Phase 2 study of NNC6019 in patients with ATTR cardiomyopathy is being conducted by Novo Nordisk (NCT05442047).

PRX005 for the Potential Treatment of Alzheimer’s Disease

PRX005 is designed to be a best-in-class anti-tau antibody that specifically targets a key region within the microtubule binding region (“MTBR”), which has been shown in preclinical studies to be involved in the pathological spread of tau. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease. Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with Alzheimer’s disease (AD). Recent publications suggest that during the course of AD progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages in AD to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in AD animal models. In these preclinical models, PRX005 demonstrated significant inhibition of cell-to-cell transmission and neuronal internalization in vitro and in vivo and slowed pathological progression in a tau transgenic mouse model. A Phase 1 study of PRX005 is ongoing.
In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005. BMS paid Prothena $80.0 million following the execution of a US License Agreement for PRX005 and transfer of the underlying license.

Global Neuroscience Research and Development Collaboration with Bristol Myers Squibb

This global neuroscience research and development collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, including tau, TDP-43, and PRX019. PRX005 is designed to be a best-in-class anti-tau, MTBR-specific antibody for the potential treatment of AD and, with the initiation of the Phase 1 study, is the first program to advance to the clinic from this collaboration. After receiving the $80 million payment described above, Prothena has received a total of $230 million pursuant to the collaboration and is eligible to receive up to an additional $160 million for U.S. rights, up to $165 million for global rights, and up to $1.7 billion for regulatory and commercial milestone payments for a total of up to $2.2 billion plus potential tiered commercial sales royalties across multiple programs.

PRX012 for the Potential Treatment of Alzheimer’s Disease

PRX012 is an investigational antibody that targets Aβ, or Amyloid Beta, a protein implicated in AD. Our scientists have advanced the understanding of the biology of AD and made particularly impactful and fundamental discoveries that elucidated the role amyloid plays in the disease.

Monoclonal antibodies targeting key epitopes within the N-terminus of Aβ have demonstrated that reducing amyloid plaque burden is associated with the slowing of clinical decline in Alzheimer’s disease. To address the growing prevalence of AD with a therapeutic that can be made widely accessible to patients, we have developed highly potent anti-Aβ antibodies that retain or improve key attributes that are thought to underlie the observed efficacy of N-terminally directed therapeutics such as aducanumab, with the aim of offering similar or improved efficacy with convenient subcutaneous dosing regimens. In preclinical studies, our antibodies demonstrated a higher binding strength to amyloid than aducanumab; specifically, antibodies with as much as an 11-fold greater affinity/avidity for fibrillar Aβ than aducanumab that also neutralized soluble, toxic (i.e., oligomeric) Aβ species. Our antibodies were also shown to recognize Aβ pathology to a greater extent than aducanumab, demonstrating more extensive plaque area binding at lower antibody concentrations, which are estimated to be clinically relevant exposures in the central nervous system following systemic dosing.

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to improve access for patients with AD. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose (SAD) study to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with AD. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of AD. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as AD, with evidence demonstrating the potential to address an unmet medical need.

PRX123, a Dual Aβ-Tau Vaccine for the Potential Treatment and Prevention of Alzheimer’s Disease

We are developing a dual vaccine, PRX123, which concomitantly targets key epitopes within both the Aβ and tau proteins. Preclinical models suggest that Aβ and tau act synergistically in the development of AD; however, the majority of vaccines and passive immunotherapies under development today target only one of these two pathological features.

PRX123 is being developed for the potential prevention and treatment of AD. In preclinical studies, PRX123 has generated polyclonal responses against key epitopes within the N-terminal of Aβ and a key region of tau to promote amyloid clearance and blockade of tau transmission. Immunohistochemistry using sera from immunized animals demonstrated an appropriate and balanced immune response with antibodies that react to both Aβ plaques and tau tangles at concentrations expected to be reached in CNS following immunization and resultant titer generation.

In March 2022, we delivered an oral presentation at AD/PD 2022 on preclinical data demonstrating that PRX123 generated anti-Aβ and anti-tau antibodies to enable phagocytosis of Aβ and to neutralize tau. These findings provide proof of concept in multiple preclinical species.

Our Discovery and Preclinical Programs

We are also advancing several discovery and preclinical-stage programs for neurological diseases with significant unmet medical needs such as AD and amyotrophic lateral sclerosis (ALS). Our discovery and pre-clinical pipeline includes PRX123, our proprietary dual Aβ-Tau vaccine program, as well as two programs (TDP-43 and PRX019) that are the focus of our collaboration with BMS.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2022, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in our 2021 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2022, and 2021
Revenue

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Collaboration revenue	1,312	60,071	(98)%
Revenue from license and intellectual property	—	—	n/m
Total revenue	1,312	60,071	(98)%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Collaboration revenue	2,415	60,181	(96)%
Revenue from license and intellectual property	50	50	—%
Total revenue	2,465	60,231	(96)%
___________
n/m = not meaningful
Total revenue was $1.3 million and $60.1 million for the three months ended June 30, 2022, and 2021, respectively, and $2.5 million and $60.2 million for the six months ended June 30, 2022, and 2021, respectively.
Collaboration revenue for the three and six months ended June 30, 2022, included collaboration revenue of $1.3 million and $2.4 million, respectively, from BMS for US development services related to the Tau/PRX005 program. Collaboration revenue for the three and six months ended June 30, 2021, was related to reimbursements under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Consolidated Financial Statements for more information.
License and intellectual property revenue for the six months ended June 30, 2022, and 2021 included $50,000 in each period, respectively, in license fees paid under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Research and development	31,569	21,090	50%
General and administrative	12,952	11,032	17%
Total operating expenses	44,521	32,122	39%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Research and development	58,831	42,234	39%
General and administrative	24,787	22,157	12%
Total operating expenses	83,618	64,391	30%

Total operating expenses consist of R&D expenses and general and administrative (“G&A”) expenses. Our operating expenses were $44.5 million and $32.1 million for the three months ended June 30, 2022, and 2021, respectively, and $83.6 million and $64.4 million for the six months ended June 30, 2022, and 2021, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab (formerly NEOD001), prasinezumab, NNC6019/PRX004 (through July 8, 2021), PRX005, PRX012, our dual Aβ-tau vaccine/PRX123 and preclinical activities related to our discovery programs. Through May 28, 2021, pursuant to our License Agreement with Roche, we made payments to Roche for our share of the development expenses incurred by Roche related to the prasinezumab program, which is included in our R&D expenses. On May 28, 2021, we announced the exercise of our rights under the terms of the ongoing worldwide collaboration with Roche to receive potential U.S. commercial sales milestones and tiered royalties in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expense increased by $10.5 million or 50%, for the three months ended June 30, 2022, and increased by $16.6 million or 39% for the six months ended June 30, 2022 compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2022, compared to the same periods the prior year was primarily due to higher personnel related expenses (including share based compensation), higher clinical trial expenses primarily related to the PRX012 and birtamimab programs, higher manufacturing expense related to the birtamimab, PRX019 and PRX123 programs, and higher other R&D expense; offset in part by lower collaboration expenses related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 2021 and lower manufacturing expenses related to the PRX004 and PRX005 programs.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, PRX003, NNC6019/PRX004 (through July 8, 2021), PRX005 and PRX012) and other R&D expenses for the three and six months ended June 30, 2022, and 2021, and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2022	2021	2022	2021
Birtamimab (NEOD001) (1)	$12,067	$7,586	$24,499	$14,096	$378,673
Prasinezumab (PRX002/RG7935)(2)	$71	$3,060	$153	$7,936	$106,673
PRX003(3)	$(2)	$16	$—	$44	$59,010
NNC6019 (PRX004)(4)	$119	$1,822	$281	$3,263	$79,043
PRX005(5)	$3,595	$2,790	$6,643	$5,392	$39,499
PRX012(6)	$8,538	$2,679	$14,913	$4,924	$35,926
Other R&D(7)	$7,181	$3,137	$12,342	$6,579
	$31,569	$21,090	$58,831	$42,234
(1)Cumulative R&D costs to date for birtamimab include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Through May 28, 2021, Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs. For the three and six months ended June 30, 2022, nil and nil, respectively and three and six months ended June 30, 2021, $0.1 million and $0.2 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
(6)Cumulative R&D costs to date for PRX012 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(7)Other R&D is comprised of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial.
We continue to expect our R&D expenses to increase in 2022 over the prior year, primarily due to anticipated higher personnel costs including share-based compensation, increase in spending for our late stage program birtamimab and higher manufacturing expense associated with our pre-clinical programs.
General and Administrative Expenses
Our G&A expenses increased by $1.9 million, or 17%, for the three months ended June 30, 2022 and increased by $2.6 million or 12% for the six months ended June 30, 2022, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2022, compared to the prior year, was primarily due to higher personnel related expenses (including share based compensation) and higher consulting expenses; offset in part by lower legal expenses.

We continue to expect our G&A expenses to increase in 2022 compared to the prior year, primarily related to higher personnel costs including share-based compensation.

Other Income (Expense)

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Interest income	639	8	7,888%
Other expense, net	(2)	(61)	(97)%
Total other income (expense), net	637	(53)	n/m

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Interest income	692	19	3,542%
Other expense, net	(72)	(38)	89%
Total other income (expense), net	620	(19)	n/m
___________
n/m = not meaningful
Interest income increased by $631,000, or 7,888%, for the three months ended June 30, 2022, and increased by $673,000 or 3,542%, for the six months ended June 30, 2022, compared to the same periods in the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates and higher cash and money market balances. Other expense, net for the three and six months ended June 30, 2022, and 2021, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
(Benefit from) provision for income taxes	$(1,328)	$254	n/m

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
(Benefit from) provision for income taxes	$(2,999)	$4,914	n/m
___________
n/m = not meaningful

The (benefit from) and provision for income taxes for the three months ended June 30, 2022, and 2021, was $(1.3) million and $0.3 million, respectively. The (benefit from) provision for income taxes for the six months ended June 30, 2022, and 2021 was $(3.0) million and $4.9 million, respectively. The provision for income taxes decreased by $1.6 million for the three months ended June 30, 2022, compared to the same period in the prior year primarily due to an increase in deferred tax asset (DTA) related to Section 174 R&D Capitalization requirements, which became effective in 2022. The provision for income taxes decreased by $7.9 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to the increase in DTAs related to Section 174 Capitalization requirements noted above. Whereas in the same period of prior year the DTA decreased as a result of the February 12, 2021 option exchange program and a change in our share-based compensation 162(m) limitations associated with the increase in the number of covered employees under the American Rescue Plan Act.

The tax provisions for all periods presented reflect U.S. federal taxes associated with intercompany profits attributable to services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	June 30,	December 31,
	2022	2021
Working capital	$481,187	$551,357
Cash and cash equivalents	508,795	579,094
Total assets	549,589	609,366
Total liabilities	142,290	143,324
Total shareholders’ equity	407,299	466,042

Working capital was $481.2 million as of June 30, 2022, a decrease of $70.2 million from working capital of $551.4 million as of December 31, 2021. This decrease in working capital during the six months ended June 30, 2022, was primarily attributable to lower cash and cash equivalents balance resulting from cash use of $83.6 million for operating expenses (adjusted to exclude non-cash charges) offset in part by proceeds from stock option exercises of approximately $1.9 million.
As of June 30, 2022, we had $508.8 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the December 2021 Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of June 30, 2022, $193.9 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Six Months Ended June 30, 2022 and 2021
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(72,678)	$2,953
Net cash used in investing activities	(183)	(48)
Net cash provided by financing activities	2,562	101,546
Net increase (decrease) in cash, cash equivalents and restricted cash	$(70,299)	$104,451
Cash Used in Operating Activities
Net cash used in operating activities was $72.7 million for the six months ended June 30, 2022, primarily due to use of $83.6 million for operating expense (adjusted to exclude non-cash charges of approximately $14.3 million) and cash paid for prepaid expenses, other current liabilities, and operating lease payments.
Net cash provided in operating activities was $3.0 million for the six months ended June 30, 2021, primarily due to the $60.0 million milestone payment from Roche partially offset by use of $64.4 million for operating expense (adjusted to exclude non-cash charges of approximately $20.3 million) and cash paid for prepaid expenses, other current liabilities, and operating lease payments.
Cash Used in Investing Activities
Net cash used in investing activities was $183,000 and $48,000 for the six months ended June 30, 2022, and 2021, respectively. Net cash used in investing activities for the six months ended June 30, 2022, and 2021, was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $2.6 million for the six months ended June 30, 2022, primarily from proceeds from issuances of ordinary shares upon exercises of stock options of $1.9 million.

Net cash provided by financing activities was $101.5 million for the six months ended June 30, 2021, which was primarily from net proceeds from issuance of ordinary shares in public offering of $78.0 million, $13.9 million in net proceeds from an ATM, and to a lesser extent, proceeds from issuances of ordinary shares upon exercises of stock options of $9.6 million.
Off-Balance Sheet Arrangements
At June 30, 2022, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of June 30, 2022, consisted of minimum cash payments under operating leases of $9.9 million, purchase obligations of $12.8 million (of which $5.9 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.5 million, none of which is included in accrued current liabilities. Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $9.7 million remains outstanding as of June 30, 2022. We sub-sublease approximately 46,641 square feet of the office and laboratory in South San Francisco, California to Assembly Biosciences, Inc. See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for additional information regarding sub-sublease rental income.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and has a term of one year. This lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless cancelled by us. In May 2022, we renewed the lease for another one year term starting August 2022. As of June 30, 2022, we are obligated to make lease payments over the remaining term of the Dublin lease of approximately €151,000, or $158,000 as converted using an exchange rate as of June 30, 2022.
The following is a summary of our contractual obligations as of June 30, 2022 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases (1)	$9,907	$3,285	$6,622	$—	$—	$—	$—
Purchase obligations	12,793	12,793	—	—	—	—	—
Contractual obligations under license agreements	471	59	74	64	64	60	150
Total	$23,171	$16,137	$6,696	$64	$64	$60	$150

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
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros and other currencies. We recorded a loss on foreign currency exchange rate differences of approximately $72,000 and $38,000 during the six months ended June 30, 2022 and 2021, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of $67.0 million, ($111.1) million, and ($77.7) million for the years ended December 31, 2021, 2020, and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $793.6 million. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of June 30, 2022, we had cash and cash equivalents of $508.8 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for NNC6019/PRX004 being conducted by Novo Nordisk, the Phase 1 clinical trial for PRX005, and the Phase 1 clinical trial for PRX012;
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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019/PRX004, the Phase 1 clinical trial for PRX005, and the Phase 1 clinical trial for PRX012 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019/PRX004, the Phase 1 clinical trial for PRX005, the Phase 1 clinical trial for PRX012, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon Novo Nordisk with respect to further development of NNC6019/PRX004, including the Phase 2 clinical trial and any future clinical trial of that drug candidate.

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
We are dependent on Novo Nordisk, and its third party manufacturers if applicable, to manufacture clinical supplies of NNC6019/PRX004.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2022, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 13,691,546.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Third Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-3576	5/20/2022	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	August 8, 2022	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer