Form 10-Q
period 2022-09-30
PROTHENA CORP PUBLIC LTD CO
filed 2022-11-03
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 48,376,566 as of October 26, 2022.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2022

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$495,628	$579,094
Prepaid expenses and other current assets	28,934	5,715
Total current assets	524,562	584,809
Non-current assets:
Property and equipment, net	1,997	2,012
Operating lease right-of-use assets	7,808	12,123
Deferred tax assets	14,974	7,071
Restricted cash, non-current	1,352	1,352
Other non-current assets	3,747	1,999
Total non-current assets	29,878	24,557
Total assets	$554,440	$609,366
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,788	$3,691
Accrued research and development	11,593	6,351
Deferred revenue, current	9,665	7,657
Lease liability, current	6,385	5,940
Other current liabilities	13,167	9,813
Total current liabilities	50,598	33,452
Non-current liabilities:
Deferred revenue, non-current	96,992	102,933
Lease liability, non-current	1,649	6,386
Other liabilities	553	553
Total non-current liabilities	99,194	109,872
Total liabilities	149,792	143,324
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2022 and December 31, 2021
Issued and outstanding shares — none at September 30, 2022 and December 31, 2021
Ordinary shares, $0.01 par value:	479	466
Authorized shares — 100,000,000 at September 30, 2022 and December 31, 2021
Issued and outstanding shares — 47,885,755 and 46,660,294 at September 30, 2022 and December 31, 2021, respectively
Additional paid-in capital	1,243,521	1,181,630
Accumulated deficit	(839,352)	(716,054)
Total shareholders’ equity	404,648	466,042
Total liabilities and shareholders’ equity	$554,440	$609,366

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$1,517	$78,480	$3,932	$138,661
Revenue from license and intellectual property	—	60,694	50	60,744
Total revenue	1,517	139,174	3,982	199,405
Operating expenses:
Research and development	39,860	17,992	98,691	60,226
General and administrative	11,989	11,955	36,776	34,112
Total operating expenses	51,849	29,947	135,467	94,338
Income (loss) from operations	(50,332)	109,227	(131,485)	105,067
Other income (expense):
Interest income	1,913	11	2,605	30
Other income (expense), net	2	(42)	(70)	(80)
Total other income (expense), net	1,915	(31)	2,535	(50)
Income (loss) before income taxes	(48,417)	109,196	(128,950)	105,017
Provision for (benefit from) income taxes	(2,653)	(51)	(5,652)	4,863
Net income (loss)	$(45,764)	$109,247	$(123,298)	$100,154
Basic net income (loss) per ordinary share	$(0.97)	$2.39	$(2.63)	$2.31
Diluted net income (loss) per ordinary share	$(0.97)	$2.13	$(2.63)	$2.12
Shares used to compute basic net income (loss) per share	46,986	45,626	46,833	43,422
Shares used to compute diluted net income (loss) per share	46,986	51,205	46,833	47,196
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(123,298)	$100,154
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	548	875
Share-based compensation	23,889	17,771
Deferred income taxes	(7,903)	5,141
Amortization of right-of-use assets	4,466	4,244
Changes in operating assets and liabilities:
Accounts receivable	—	(64)
Prepaid and other assets	(4,997)	(6,291)
Accounts payable, accruals and other liabilities	11,826	(4,202)
Operating lease liabilities	(4,443)	(4,085)
Deferred revenues	(3,933)	1,520
Net cash provided by (used in) operating activities	(103,845)	115,063
Investing activities
Purchases of property and equipment	(313)	(256)
Net cash used in investing activities	(313)	(256)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	78,049
Proceeds from issuance of ordinary shares in at-the market offerings, net	14,482	96,816
Proceeds from issuance of ordinary shares upon exercise of stock options	6,210	13,694
Net cash provided by financing activities	20,692	188,559
Net increase (decrease) in cash, cash equivalents and restricted cash	(83,466)	303,366
Cash, cash equivalents and restricted cash, beginning of the year	580,446	298,084
Cash, cash equivalents and restricted cash, end of the period	$496,980	$601,450

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$2,374	$568

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$220	$11
Receivable from option exercises	$3,267	$—
Right-of-use assets obtained in exchange for lease obligations	$151	$—
Receivable from at-the market offering	$13,744	$—
At-the market offering costs included in accounts payable and accrued liabilities	$15	$19
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$495,628	$600,098
Restricted cash, current	—	—
Restricted cash, non-current	1,352	1,352
Total cash, cash equivalents and restricted cash, end of the period	$496,980	$601,450

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	46,660,294	$466	$1,181,630	$(716,054)	$466,042
Share-based compensation			7,660		7,660
Issuance of ordinary shares upon exercise of stock options	89,472	1	1,474		1,475
Net loss				(36,290)	(36,290)
Balances at March 31, 2022	46,749,766	$467	$1,190,764	$(752,344)	$438,887
Share-based compensation			8,263		8,263
Issuance of ordinary shares upon exercise of stock options	34,659	1	426		427
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $31 thousand	25,416	—	966		966
Net loss				(41,244)	(41,244)
Balances at June 30, 2022	46,809,841	$468	$1,200,419	$(793,588)	$407,299
Share-based compensation			7,966		7,966
Issuance of ordinary shares upon exercise of stock options	587,301	6	7,556		7,562
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $899 thousand	488,613	5	27,580		27,585
Net loss				(45,764)	(45,764)
Balances at September 30, 2022	47,885,755	$479	$1,243,521	$(839,352)	$404,648

	Nine Months Ended September 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	39,921,413	$399	$966,636	$(783,029)	$184,006
Share-based compensation			6,176		6,176
Issuance of ordinary shares upon exercise of stock options	229,379	3	3,080		3,083
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,014		78,054
Net loss				(36,735)	(36,735)
Balances at March 31, 2021	44,175,792	$442	$1,053,906	$(819,764)	$234,584
Share-based compensation			5,540		5,540
Issuance of ordinary shares upon exercise of stock options	425,236	4	6,475		6,479
Issuance of ordinary shares in at-the-market offering, net of issuance costs of $0.5 million	311,996	3	13,964		13,967
Adjustment related to March 2021 public offering			(5)		(5)
Net income				27,642	27,642
Balances at June 30, 2021	44,913,024	$449	$1,079,880	$(792,122)	$288,207

	Nine Months Ended September 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Share-based compensation			6,055		6,055
Issuance of ordinary shares upon exercise of stock options	292,045	3	4,129		4,132
Issuance of ordinary shares in at-the-market offering, net of issuance costs of $2.7 million	1,328,178	13	82,817		82,830
Net income				109,247	109,247
Balances at September 30, 2021	46,533,247	$465	$1,172,881	$(682,875)	$490,471
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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Aβ (Amyloid beta), and PRX123, a novel dual Aβ-Tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases. The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business.
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of September 30, 2022, the Company had an accumulated deficit of $839.4 million and cash and cash equivalents of $495.6 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at September 30, 2022, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, Bristol Myers Squibb, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans, and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2022, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

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
There were no trade accounts receivables recorded in the Condensed Consolidated Balance Sheet as of September 30, 2022. The Company's credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros and other foreign currencies. The Company recorded a loss on foreign currency exchange rate differences of approximately $70,000 and $80,000 during the nine months ended September 30, 2022 and 2021, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies strengthen against the U.S. dollar.
As of September 30, 2022, and December 31, 2021, approximately $2.0 million and $2.0 million, respectively, of the Company’s property and equipment, net were held in the U.S. and nominal amounts were in Ireland.
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
Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the three and nine months ended September 30, 2022 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $384.3 million and $480.5 million in money market funds included in cash and cash equivalents at September 30, 2022, and December 31, 2021, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid and Other Current Assets

	September 30,	December 31,
	2022	2021
Prepaid R&D expenses	$6,058	$3,859
Prepaid G&A expenses	2,395	1,077
Proceeds from At-the-Market Offering in-transit	13,744	—
Receivable from stock option exercises in-transit	3,267	13
Other	3,470	766
Prepaid and other current assets	$28,934	$5,715

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Machinery and equipment	$9,871	$9,758
Leasehold improvements	1,660	1,393
Purchased computer software	1,466	1,322
	12,997	12,473
Less: accumulated depreciation and amortization	(11,000)	(10,461)
Property and equipment, net	$1,997	$2,012

Depreciation expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2022 respectively, compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and related expenses	$11,792	$8,644
Professional services	661	764
Other	714	405
Other current liabilities	$13,167	$9,813

5.Net Income (Loss) Per Ordinary Share

Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2022, and therefore diluted net loss per share is equal to basic net loss per share. During the three and nine months ended September 30, 2021, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(45,764)	$109,247	$(123,298)	$100,154
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	46,986	45,626	46,833	43,422
Dilutive stock options outstanding	—	5,579	—	3,774
Weighted-average ordinary shares outstanding used in per share calculations - diluted	46,986	51,205	46,833	47,196
Net income (loss) per ordinary share:
Basic net income (loss) per share	$(0.97)	$2.39	$(2.63)	$2.31
Diluted net income (loss) per share	$(0.97)	$2.13	$(2.63)	$2.12
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase ordinary shares	10,019	70	10,019	602

6. Commitments and Contingencies
Lease Commitments
The Company currently has two leases relating to its facilities in South San Francisco and Dublin, Ireland.

Current SSF Facility
The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 1.25 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016.

Total operating lease cost was $1.6 million and $4.8 million for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2021, respectively. Total cash paid against the operating lease liability was $1.6 million and $4.7 million for the three and nine months ended September 30, 2022, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2021, respectively.

The discount rate used to determine the lease liability was 4.25%. As of September 30, 2022, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and have determined that, except for the nominal operating leases for office equipment and medical monitoring equipment, none of the Company’s contracts contain a lease.

The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of September 30, 2022, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three and nine months ended September 30, 2022, the Company recorded $0.7 million and $2.2 million respectively, and $0.7 million and $2.2 million, for the three and nine months ended September 30, 2021, respectively, of sub-lease rental income as an offset to its operating expenses.

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

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of September 30, 2022, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2022 (3 months)	$1,649	$779
2023	6,617	3,019
2024	—	—
2025	—	—
Total	$8,266	$3,798
Less: Present value adjustment	(232)
Lease liability	$8,034

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2022, and 2021.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2022, the Company had non-cancelable purchase commitments to suppliers for $12.4 million of which $6.9 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.5 million, none of which is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2022 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Purchase Obligations (1)	$12,365	$12,365	$—	$—	$—	$—	$—
Contractual obligations under license agreements	471	59	74	64	64	60	150
Total	$12,836	$12,424	$74	$64	$64	$60	$150
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

As of September 30, 2022, and December 31, 2021, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
Under ASC 606, the transaction price was allocated to the performance obligations as follows: $48.9 million to the Royalty Bearing License; $4.6 million to the IND and Development Services Obligations; $1.1 million to the Clinical Product

Supply Obligation; and $0.6 million to the Supply Services Obligation. As of September 30, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied is nil.
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
The Company concluded that Roche’s option to have the Company perform Research Services did not represent a “material right” to Roche that it would not have received without entering into the License Agreement. As a result, Roche’s option to acquire additional Research Services was not considered a performance obligation at the outset of the License Agreement under ASC 606. Accordingly, this deliverable will become new performance obligation for Prothena when Roche asks Prothena to conduct such Research Services. As of September 30, 2022, and December 31, 2021, there were no remaining Research Services performance obligations.

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

Revenue and Expense Recognition

No collaboration revenue from Roche was recognized for the three and nine months ended September 30, 2022 as compared to nil and $60.2 million for the three and nine months ended September 30, 2021, respectively. For the nine months ended September 30, 2021 collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. Cost sharing payments to Roche were recorded as R&D expenses. The Company recognized nil in R&D expenses for payments made to Roche during the three and nine months ended September 30, 2022, as compared to nil and $7.2 million for the three and nine months ended September 30, 2021, respectively. The Company had no accounts receivable from Roche at September 30, 2022, and December 31, 2021, respectively.
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
Collaboration Accounting

The Collaboration Agreement was evaluated under ASC 808, Collaborative Agreements. At the outset of the Collaboration Agreement, the Company concluded that it does not qualify as a collaboration under ASC 808 because the Company does not share significant risks due to economics of the collaboration.
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

Revenue and Expense Recognition

For the three and nine months ended September 30, 2022, collaboration revenue from BMS recognized based on the relative sales price method included $1.5 million and $3.9 million, respectively, for US Development Services Obligation recognized as collaboration revenue related to the Tau/PRX005 program. For the three and nine months ended September 30, 2021, collaboration revenue included $77.5 million in US License revenue and $1.0 million for US Development Services Obligation for a total of $78.5 million in collaboration revenue related to the Tau/PRX005 program. As of September 30, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $21.4 million. The Company had no accounts receivable from BMS at September 30, 2022, and December 31, 2021, respectively.

Deferred Revenue

The deferred revenue balance at the beginning of the quarter ended September 30, 2022, was $108.2 million. During the quarter ended September 30, 2022, $1.5 million was recognized as revenue related to the US Development Services Obligation related to the Tau/PRX005 program performed during such quarter. As of September 30, 2022, the deferred revenue balance was $106.7 million, of which $9.7 million was current and the balance of $97.0 million was long term deferred revenue. The deferred revenue balance as of September 30, 2022, includes amounts deferred related to outstanding US Rights and Global Rights of $85.3 million and unsatisfied performance obligations for the US Rights for the Tau/PRX005 program of $21.4 million.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the nine months ended September 30, 2022 and 2021.
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
Should Novo Nordisk achieve certain stages of development or commercialization for products or product candidates containing NNC6019 (formerly PRX004) or a derivative thereof in ATTR amyloidosis, PBL is entitled to receive certain milestone payments based on specified development and commercial milestones. The development and commercialization milestone payments will be discounted if the milestone events are achieved with respect to other indications. Should Novo Nordisk achieve specified thresholds of worldwide, annual net sales of the milestone products, regardless of indication, PBL will also be entitled to receive specified one-time net sales milestone payments. All milestone payments attributable to an achieved milestone will be paid to PBL, subject to Novo Nordisk’s offset right for indemnity claims or unpaid amounts in respect of any purchase price adjustment.
The upfront payment of $60.0 million was accounted for as revenue for the three and nine months ended September 30, 2021. In addition to the upfront payment, Novo Nordisk agreed to pay for certain out of pocket expenses under the Transition Services Agreement, which netted to $0.7 million after closing adjustments related to the sale of the ATTR amyloidosis program. No revenue was recognized during the three and nine months ended September 30, 2022, and $60.7 million total revenue was recognized in the three and nine months ended September 30, 2021, related to the transaction. The Company had no accounts receivable from Novo Nordisk as of September 30, 2022 and December 31, 2021, respectively.

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

The Company did not achieve any development and sales milestones under the share purchase agreement during the nine months ended September 30, 2022.
8. Shareholders' Equity
Ordinary Shares
As of September 30, 2022, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 47,885,755 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2022, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2022. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.
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
In December 2021, the Company entered into an Equity Distribution Agreement (the “December 2021 Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with entering into the December 2021 Distribution Agreement, on December 23, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $250.0 million of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement. For the three and nine months ended September 30, 2022, the Company sold and issued 488,613 and 514,029 ordinary shares, respectively, pursuant to the December 2021 Distribution Agreement. For the nine months ended September 30, 2022, total gross proceeds was approximately $29.5 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.9 million. Of the total gross proceeds, $13.7 million, which represents the amount of receivables from broker, was recorded as other current assets as of September 30, 2022.
The issuance and sale of the Company’s ordinary shares pursuant to the May 2021 Distribution Agreement and the December 2021 Distribution Agreement is deemed an “at-the-market” offering and is registered under the Securities Act of 1933, as amended.

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
In May 2022, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of September 30, 2022, the number of ordinary shares authorized under the 2018 LTIP was 12,614,183. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of September 30, 2022, the number of ordinary shares authorized under the 2020 EIIP was 1,470,000 and 43,750 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.
The Company granted 193,500 and 176,000 options during the three months ended September 30, 2022 and 2021 respectively, and 2,219,686 and 3,323,477 (1,372,587 of which were replacement options granted pursuant to the Option Exchange, as discussed below) during the nine months ended September 30, 2022 and 2021, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years. As of September 30, 2022, 3,170,580 ordinary shares remained available for grant under its equity plans and options to purchase 10,018,665 ordinary shares in aggregate under the Company’s equity plans were outstanding with a weighted-average exercise price of approximately $22.32 per share.
2020 Option Exchange Program
On May 19, 2020, the Company's shareholders approved a proposal to allow for a one-time option exchange program (the “Option Exchange”) designed to give its employees, including our named executive officers, and non-employee directors of the Company, who are employed by or providing services to the Company through the completion of the Option Exchange, the opportunity to exchange eligible options for new replacement options with an exercise price equal to the fair market value of the Company’s ordinary shares on the date the replacement options are granted. Any new replacement options would be subject to a new initial one-year vesting period from the replacement option grant date and after such initial one-year vesting period would vest in substantially equal installments on the remaining original vesting dates of each exchanged option. Additionally, any new replacement options would have a term equal to the remaining term of the applicable exchanged option.
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
Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2026 related to unvested share-based payment awards at September 30, 2022, is $74.1 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is 2.72 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate and/or increase any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards.
Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended September 30, 2022, and 2021 was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$4,176	$2,450	$11,268	$6,622
General and administrative	3,790	3,605	12,621	11,149
Total share-based compensation expense	$7,966	$6,055	$23,889	$17,771
The Company recognized tax benefits from share-based awards of $1.5 million and $1.1 million for the three months ended September 30, 2022, and 2021, and $4.5 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively.
With the exception of options granted pursuant to the Option Exchange, the fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2022, and 2021 respectively was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	82.3%	82.8%	82.2%	81.6%
Risk-free interest rate	2.9%	0.9%	2.1%	1.0%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$20.38	$45.53	$22.53	$18.60
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,684,322	$19.20	6.98	$269,182
Granted	2,219,686	31.97
Exercised	(711,432)	13.30
Forfeited	(173,911)	26.53
Expired	—	—
Outstanding at September 30, 2022	10,018,665	$22.32	6.88	$386,761
Vested and expected to vest at September 30, 2022	9,603,058	$21.96	6.79	$374,078
Vested at September 30, 2022	5,892,682	$17.59	5.53	$253,936
The total intrinsic value of options exercised was approximately $20.0 million and $14.6 million during the three months ended September 30, 2022, and 2021, respectively, and $22.6 million and $28.2 million during the nine months ended September 30, 2022 and 2021, respectively, determined as of the date of exercise.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of ($2.7) million and ($5.7) million for the three and nine months ended September 30, 2022, as compared to an income tax (benefit)/provision of $(51) thousand and $4.9 million for the three and nine months ended September 30, 2021, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to

Irish net operating losses for which a tax provision benefit is not recognized, exempt Irish income, U.S. income taxed at different rates, and adjustments to deferred taxes for the deductibility of stock compensation.
The Company has historically computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three and nine months ended September 30, 2022 using an actual year-to-date tax calculation.
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
For the nine months ended September 30, 2022, the Company recorded an increase in DTA of $7.9 million, primarily due to Section 174 R&D Capitalization requirements, which became effective in 2022.
No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries as the Company considers the U.S. earnings to be indefinitely reinvested.
11. Subsequent Events
On October 28, 2022, Prothena Biosciences Inc, a wholly owned subsidiary of the Company, entered into a noncancelable operating sublease (the "New Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “New Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The New Sublease became effective on October 28, 2022. The New Sublease provides that the Company's obligation to pay rent shall commence on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that is due upon execution of the New Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier.The New Sublease further provides that the Company is obligated to pay to the Sublandlord certain costs, including taxes and operating expenses.

The Company is entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the New Facility and to prepare for the Company's occupancy of the New Facility.
In conjunction with the New Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the New Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period.

As of the filing date, the term of the New Sublease has not commenced as the Company did not have the right to use or control physical access to the New Facility, and therefore no accounting relating to the New Sublease has been recorded in the Balance Sheet as of September 30, 2022.

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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Aβ (Amyloid beta), and PRX123, a novel dual Aβ-Tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), or other neurodegenerative diseases. We are also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business.

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

Prasinezumab for the Potential Treatment of Parkinson’s Disease and Other Synucleinopathies

Prasinezumab is an investigational humanized monoclonal antibody that targets alpha-synuclein, a protein found in neurons that can aggregate and spread from cell to cell, resulting in the neuronal dysfunction and loss that causes Parkinson’s disease and other synucleinopathies. Prasinezumab is the focus of our worldwide collaboration with Roche. Parkinson’s disease is a progressive degenerative disorder of the central nervous system (CNS) that affects approximately one in 100 people over the age of 60, with incidence increasing based on an aging population. With an estimated 10 million people living with Parkinson’s disease worldwide today, it is the most common neurodegenerative movement disorder and fastest growing neurological disorder. There are currently no treatments available that target the underlying cause of the disease. Prasinezumab is designed to block the cell-to-cell transmission of the aggregated, pathogenic forms of alpha-synuclein in Parkinson's disease, thereby slowing clinical decline. The goal of our approach is to slow the progressive neurodegenerative consequences of disease, a current unmet need.

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

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the delayed-start analysis of Phase 2 PASADENA study of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (AD/PD 2022). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with prasinezumab for one year (delayed-start group), further supporting a potential effect on delaying motor progression in patients.

NNC6019 (formerly PRX004) for the Potential Treatment of ATTR Amyloidosis

NNC6019 (formerly PRX004) is an investigational antibody designed to deplete amyloid associated with disease pathology in hereditary and wild type ATTR amyloidosis, without affecting the native, normal tetrameric form of the protein. NNC6019’s proposed mechanism of action is to deplete both circulating non-native TTR to prevent further deposition and deposited amyloid to improve organ function. NNC6019 has been shown in preclinical studies to inhibit amyloid fibril formation, neutralize soluble aggregate forms of non-native TTR, and promote clearance of insoluble amyloid fibrils through antibody-mediated phagocytosis. This differentiated depleter mechanism of action could be developed as a monotherapy approach to ATTR amyloidosis and might also complement existing therapeutic approaches which either stabilize or reduce production of the native TTR tetramer. Prothena completed a Phase 1 study with NNC6019 in patients with hereditary forms of ATTR, in which NNC6019 was found to be safe and well tolerated.

ATTR Amyloidosis Business Acquired by Novo Nordisk

On July 12, 2021, we announced that Prothena and Novo Nordisk entered into a definitive purchase agreement under which Novo Nordisk acquired Prothena’s clinical stage antibody NNC6019 (formerly PRX004) and broader ATTR amyloidosis business.

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

Monoclonal antibodies targeting key epitopes within the N-terminus of Aβ have demonstrated that reducing amyloid plaque burden is associated with the slowing of clinical decline in Alzheimer’s disease. To address the growing prevalence of AD with a therapeutic that can be made widely accessible to patients, we have developed highly potent anti-Aβ antibodies that retain or improve key attributes that are thought to underlie the observed efficacy of N-terminally directed therapeutics such as aducanumab, with the aim of offering similar or improved efficacy with convenient subcutaneous dosing regimens. In preclinical studies, our antibodies demonstrated a higher binding strength to amyloid than aducanumab; specifically, antibodies with as much as an 11-fold greater affinity/avidity for fibrillar Aβ than aducanumab that also neutralized soluble, toxic (i.e., oligomeric) Aβ species. Preclinical studies also showed that our antibodies recognize Aβ pathology to a greater extent than aducanumab, demonstrating more extensive plaque area binding at lower antibody concentrations, which are estimated to be clinically relevant exposures in the central nervous system following systemic dosing.

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

Our Discovery and Preclinical Programs

We are also advancing several discovery and preclinical-stage programs for neurological diseases with significant unmet medical needs such as AD and amyotrophic lateral sclerosis (ALS). Our discovery and pre-clinical pipeline includes PRX123, our proprietary dual Aβ-Tau vaccine program, as well as two programs (TDP-43 and an undisclosed target (PRX019)) that are the focus of our collaboration with BMS.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2022, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in our 2021 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2022, and 2021
Revenue

	Three Months Ended September 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Collaboration revenue	1,517	78,480	(98)%
Revenue from license and intellectual property	—	60,694	(100)%
Total revenue	1,517	139,174	(99)%

	Nine Months Ended September 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Collaboration revenue	3,932	138,661	(97)%
Revenue from license and intellectual property	50	60,744	(100)%
Total revenue	3,982	199,405	(98)%
Total revenue was $1.5 million and $139.2 million for the three months ended September 30, 2022, and 2021, respectively, and $4.0 million and $199.4 million for the nine months ended September 30, 2022, and 2021, respectively.
Collaboration revenue for the three and nine months ended September 30, 2022, included collaboration revenue of $1.5 million and $3.9 million, respectively, from BMS for US development services related to the Tau/PRX005 program. For the three and nine months ended September 30, 2021, collaboration revenue recognized from BMS was $78.5 million of the total transaction consideration of $104.9 million for the PRX005 US License and US development services, see Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
Collaboration revenue for the nine months ended September 30, 2021, also included a $60.0 million clinical milestone payment under our License Agreement with Roche recognized upon first patient dosed in the PADOVA study. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
License and intellectual property revenue for the nine months ended September 30, 2022, and 2021 included $50,000 in each period, respectively, in license fees paid under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.
In addition, for the three and nine months ended September 30, 2021, license and intellectual property revenue included $60.7 million in revenue from sale of intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline to Novo Nordisk. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information.

Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Research and development	39,860	17,992	122%
General and administrative	11,989	11,955	—%
Total operating expenses	51,849	29,947	73%

	Nine Months Ended September 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Research and development	98,691	60,226	64%
General and administrative	36,776	34,112	8%
Total operating expenses	135,467	94,338	44%
Total operating expenses consist of R&D expenses and general and administrative (“G&A”) expenses. Our operating expenses were $51.8 million and $29.9 million for the three months ended September 30, 2022, and 2021, respectively, and $135.5 million and $94.3 million for the nine months ended September 30, 2022, and 2021, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab (formerly NEOD001), prasinezumab, NNC6019 (through July 8, 2021), PRX005, PRX012, our dual Aβ-tau vaccine/PRX123 and preclinical activities related to our discovery programs. Through May 28, 2021, pursuant to our License Agreement with Roche, we made payments to Roche for our share of the development expenses incurred by Roche related to the prasinezumab program, which is included in our R&D expenses. On May 28, 2021, we announced the exercise of our rights under the terms of the ongoing worldwide collaboration with Roche to receive potential U.S. commercial sales milestones and tiered royalties in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease.
Our G&A expenses primarily consist of professional service expenses and personnel costs and related expenses, including share-based compensation.
Research and Development Expenses
Our R&D expense increased by $21.9 million or 122%, for the three months ended September 30, 2022, and increased by $38.5 million or 64% for the nine months ended September 30, 2022 compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2022, compared to the same periods the prior year was primarily due to higher manufacturing expense primarily related to the birtamimab, PRX012, PRX019, PRX123, and PRX005 programs, higher personnel related expenses (including share based compensation), higher clinical trial expenses primarily related to the PRX012 and birtamimab programs, higher other R&D expense and higher consulting expenses. For the nine months ended September 30, 2022, the higher costs were offset in part by lower collaboration expenses related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 2021 and lower manufacturing expenses related to the NNC6019 program.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, PRX003, NNC6019 (through July 8, 2021), PRX005 and PRX012) and other R&D expenses for the three and nine months ended September 30, 2022, and 2021, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2022	2021	2022	2021
Birtamimab (NEOD001) (1)	$13,853	$8,089	$38,352	$22,185	$392,526
Prasinezumab (PRX002/RG7935)(2)	$56	$151	$209	$8,087	$106,729
PRX003(3)	$18	$4	$18	$48	$59,028
NNC6019 (PRX004)(4)	$367	$284	$648	$3,547	$79,410
PRX005(5)	$4,746	$3,569	$11,389	$8,961	$44,245
PRX012(6)	$13,754	$2,980	$28,667	$7,904	$49,680
Other R&D(7)	$7,066	$2,915	$19,408	$9,494
	$39,860	$17,992	$98,691	$60,226
(1)Cumulative R&D costs to date for birtamimab include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.

(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Through May 28, 2021, Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs. For the three and nine months ended September 30, 2022, nil and nil, respectively, and three and nine months ended September 30, 2021, nil and $0.2 million, respectively, of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
(4)Cumulative R&D costs to date for NNC6019 (PRX004) include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody NNC6019 (PRX004). Expenses incurred in 2022 relate to certain transition services provided by Prothena to Novo Nordisk.
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
We continue to expect our R&D expenses to increase for the full year ended December 31, 2022 over the prior year, primarily due to anticipated higher personnel costs including share-based compensation, increase in spending for our late stage program birtamimab and higher manufacturing expense associated with our pre-clinical programs.
General and Administrative Expenses
Our G&A expenses increased by $34 thousand, or 0.3%, for the three months ended September 30, 2022 and increased by $2.7 million or 8% for the nine months ended September 30, 2022, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2022, compared to the prior year, was primarily due to higher personnel related expenses (including share based compensation); offset in part by lower legal expenses.

We continue to expect our G&A expenses to increase for the full year ended December 31, 2022 compared to the prior year, primarily related to higher personnel costs including share-based compensation.

Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Interest income	1,913	11	17,291%
Other income (expense), net	2	(42)	n/m
Total other income (expense), net	1,915	(31)	n/m

	Nine Months Ended September 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
Interest income	2,605	30	8,583%
Other income (expense), net	(70)	(80)	(13)%
Total other income (expense), net	2,535	(50)	n/m
___________
n/m = not meaningful

Interest income increased by $1.9 million, or 17,291%, for the three months ended September 30, 2022, and increased by $2.6 million or 8,583%, for the nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates. Other income (expense), net for the three and nine months ended September 30, 2022, and 2021, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
(Benefit from) income taxes	$(2,653)	$(51)	5,102%

	Nine Months Ended September 30,		Percentage Change
	2022	2021
	(Dollars in thousands)
(Benefit from) provision for income taxes	$(5,652)	$4,863	n/m
___________
n/m = not meaningful

The (benefit from) income taxes for the three months ended September 30, 2022, and 2021, was $(2.7) million and $(51,000), respectively. The (benefit from) income taxes for the nine months ended September 30, 2022 was $(5.7) million and the provision for income taxes for the nine months ended September 30, 2021 was $4.9 million. The benefit from income taxes increased by $2.6 million for the three months ended September 30, 2022, compared to the same period in the prior year primarily due to an increase in deferred tax asset (DTA) related to Section 174 R&D Capitalization requirements, which became effective in 2022. The provision for income taxes decreased by $10.5 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to the increase in DTAs related to Section 174 Capitalization requirements noted above. Whereas in the same period of prior year the DTA decreased as a result of the February 12, 2021 option exchange program and a change in our share-based compensation 162(m) limitations associated with the increase in the number of covered employees under the American Rescue Plan Act.

The tax provisions for all periods presented reflect U.S. federal taxes associated with intercompany profits attributable to services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	September 30,	December 31,
	2022	2021
Working capital	$473,964	$551,357
Cash and cash equivalents	495,628	579,094
Total assets	554,440	609,366
Total liabilities	149,792	143,324
Total shareholders’ equity	404,648	466,042

Working capital was $474.0 million as of September 30, 2022, a decrease of $77.4 million from working capital of $551.4 million as of December 31, 2021. This decrease in working capital during the nine months ended September 30, 2022, was primarily attributable to lower cash and cash equivalents balance resulting from cash use of $135.5 million for operating expenses (adjusted to exclude non-cash charges); offset in part by net proceeds from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement of approximately $14.5 million and proceeds received from stock option exercises of approximately $6.2 million.
As of September 30, 2022, we had $495.6 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the December 2021 Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of September 30, 2022, $199.6 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Nine Months Ended September 30, 2022 and 2021
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(103,845)	$115,063
Net cash used in investing activities	(313)	(256)
Net cash provided by financing activities	20,692	188,559
Net increase (decrease) in cash, cash equivalents and restricted cash	$(83,466)	$303,366
Cash Used in Operating Activities
Net cash used in operating activities was $103.8 million for the nine months ended September 30, 2022, primarily due to use of $135.5 million for operating expense (adjusted to exclude non-cash charges of approximately $21.0 million).
Net cash provided in operating activities was $115.1 million for the nine months ended September 30, 2021, primarily from option exercise fee of $80.0 million from BMS, milestone payment of $60.0 million from Roche, and upfront payment of $60.0 million from Novo Nordisk partially offset by use of $94.3 million for operating expense (adjusted to exclude non-cash charges of approximately $28.0 million) and cash paid for prepaid expenses, other current liabilities, and operating lease payments.
Cash Used in Investing Activities

Net cash used in investing activities was $313,000 and $256,000 for the nine months ended September 30, 2022, and 2021, respectively. Net cash used in investing activities for the nine months ended September 30, 2022, and 2021, was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $20.7 million for the nine months ended September 30, 2022, primarily from net proceeds from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement of $14.5 million and proceeds from issuances of ordinary shares upon exercises of stock options of $6.2 million.
Net cash provided by financing activities was $188.6 million for the nine months ended September 30, 2021, which was primarily from net proceeds from issuances of ordinary shares pursuant to the May 2021 Distribution Agreement of $96.8 million, net proceeds from issuance of ordinary shares in public offering of $78.0 million, and proceeds from issuances of ordinary shares upon exercises of stock options of $13.7 million.
Off-Balance Sheet Arrangements
At September 30, 2022, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of September 30, 2022, consisted of minimum cash payments under operating leases of $8.3 million, purchase obligations of $12.4 million (of which $6.9 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.5 million, none of which is included in accrued current liabilities. Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. Our obligation to pay rent commenced on August 1, 2016. Approximately $8.1 million of lease obligation remains outstanding as of September 30, 2022. We sub-sublease approximately 46,641 square feet of the office and laboratory in South San Francisco, California to Assembly Biosciences, Inc. See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for additional information regarding sub-sublease rental income.
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

In October 2022, Prothena Biosciences Inc, a wholly owned subsidiary of the Company, entered into a noncancelable operating sublease (the "New Sublease") to lease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “New Facility”) from Arcus Biosciences, Inc. (the "Sublandlord"). The New Sublease became effective on October 28, 2022. The New Sublease provides that the Company's obligation to pay rent shall commence on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that is due upon execution of the New Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The New Sublease further provides that the Company is obligated to pay to the Sublandlord certain costs, including taxes and operating expenses.

The Company is entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the New Facility and to prepare for the Company's occupancy of the New Facility.
In conjunction with the New Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the New Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period.

As of the filing date, the term of the New Sublease has not commenced as the Company did not have the right to use or control physical access to the New Facility, and therefore no accounting relating to the New Sublease has been recorded in the Balance Sheet as of September 30, 2022.
The following is a summary of our contractual obligations as of September 30, 2022 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases (1) (2)	$8,266	$1,649	$6,617	$—	$—	$—	$—
Purchase obligations	12,365	12,365	—	—	—	—	—
Contractual obligations under license agreements	471	59	74	64	64	60	150
Total	$21,102	$14,073	$6,691	$64	$64	$60	$150

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Does not include the New Sublease referenced above.
In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2022 net cash used in operating and investing activities to be approximately $108 million to $120 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros and other currencies. We recorded a loss on foreign currency exchange rate differences of approximately $70,000 and $80,000 during the nine months ended September 30, 2022 and 2021, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies strengthen against the U.S. dollar.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of ($123.3) million for the nine months ended September 30, 2022, and $67.0 million, ($111.1) million, and ($77.7) million for the years ended December 31, 2021, 2020, and 2019, respectively. As of September 30, 2022, we had an accumulated deficit of $839.4 million. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of September 30, 2022, we had cash and cash equivalents of $495.6 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for NNC6019 (formerly PRX004) being conducted by Novo Nordisk, the Phase 1 clinical trial for PRX005, and the Phase 1 clinical trial for PRX012;
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
In order to develop and obtain regulatory approval for our drug candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. Our ability to raise additional capital, including our ability to secure new collaborations, may also be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical turmoil, including the Russian invasion of Ukraine. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us or at all. If we raise additional funds by issuing equity securities, including pursuant to our December 2021 Distribution Agreement, substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures, or licensing arrangements.
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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for PRX005, and the Phase 1 clinical trial for PRX012 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for PRX005, the Phase 1 clinical trial for PRX012, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon Novo Nordisk with respect to further development of NNC6019, including the Phase 2 clinical trial and any future clinical trial of that drug candidate.

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
We are dependent on Novo Nordisk, and its third party manufacturers if applicable, to manufacture clinical supplies of NNC6019.
Catalent and Berkshire Sterile Manufacturing, LLC (“Berkshire”) are our third-party manufacturers of clinical supplies of PRX005. We are dependent on Catalent and Berkshire to manufacture these clinical supplies.
Catalent is our third-party manufacturer of clinical supplies of our drug candidate PRX012. We are dependent on Catalent to manufacture these clinical supplies.

In July 2021, the Company sold the equity interests of a subsidiary that owns and has exclusive licenses to intellectual property rights and other assets pertaining to the investigational humanized monoclonal antibody known as NNC6019 (formerly PRX004), and we might not realize the anticipated benefits of such transaction.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2022, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 13,189,245.
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
Under the Irish Takeover Panel Act, 1997, and Takeover Rules, 2022 (the “Irish Takeover Rules”), if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of the company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12 month period. Under the Irish Takeover Rules, certain separate concert parties are presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of our shares. The application of these presumptions may result in restrictions upon the ability of any of the concert parties and/or members of our board of directors to acquire more of our securities, including under the terms of any executive incentive arrangements. In the future, we may consult with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities, although we are unable to provide any assurance as to whether the Irish Takeover Panel will overrule this presumption. Accordingly, the application of the Irish Takeover Rules may restrict the ability of certain of our shareholders and directors to acquire our ordinary shares.
Irish law differs from the laws in effect in the United States with respect to defending unwanted takeover proposals and may give our board of directors less ability to control negotiations with hostile offerors.
We are subject to the Irish Takeover Rules, pursuant to which our Board is not permitted to take any action that might frustrate an offer for our ordinary shares once our Board has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of ordinary shares, options or convertible securities, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business, or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our Board has reason to believe an offer is or may be imminent. These provisions may give our Board less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the U.S.
Irish law requires that our shareholders renew every five years the authority of our Board of Directors to issue shares and to do so for cash without applying the statutory pre-emption right, and if our shareholders do not renew these authorizations by May 17, 2027 (or any renewal is subject to limitations), our ability to raise additional capital to fund our operations would be limited.
As an Irish incorporated company, we are governed by the Companies Act. The Companies Act requires that every five years our shareholders renew the separate authorities of our Board to (a) allot and issue shares, and (b) opt out of the statutory pre-emption right that otherwise applies to share issuances for cash (which pre-emption right would require that shares issued for cash be offered to our existing shareholders on a pro rata basis before the shares may be issued to new shareholders). At our shareholders' annual general meeting held on May 17, 2022, our shareholders authorized our Board to issue ordinary shares up to the amount of our authorized share capital, and to opt out of the statutory pre-emption right for such issuances. Under Irish law, these authorizations will expire on May 17, 2027, five years after our shareholders last renewed these authorizations. Irish law requires that our shareholders renew the authority for our Board to issue ordinary shares by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Irish law requires that our shareholders renew the authority of our Board to opt out of the statutory pre-emption right in share issuances for cash by a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. If these authorizations are not renewed before May 17, 2027, or are renewed with limitations, our Board would be limited in its ability to issue shares, which would limit our ability to raise additional capital to fund our operations, including the research, development and potential commercialization of our drug candidates.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Eleventh Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan	S-8	333-266744	8/10/2022	4.8

10.2#	Twelfth Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan	S-8	333-266744	8/10/2022	4.9

10.3#	Thirteenth Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan	S-8	333-266744	8/10/2022	4.10

10.4#	Consulting Agreement, dated October 1, 2022, between Prothena Biosciences Inc and Dennis J. Selkoe					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	November 3, 2022	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer