Form 10-K
period 2022-12-31
PROTHENA CORP PUBLIC LTD CO
filed 2023-02-28
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $955.8 million, based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
52,564,434 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 16, 2023, are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2022.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2022

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; plans for future clinical studies of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; our collaborations with F.Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline; and our anticipated need for additional capital.
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
Except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this Form 10-K, including without limitation:
•our ability to obtain additional financing in future offerings and/or obtain funding from future collaborations;
•our operating losses;
•our ability to successfully complete research and development of our drug candidates;
•our ability to develop, manufacture and commercialize products;
•our collaborations and other agreements with third parties, including Roche, BMS, and Novo Nordisk;
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
•We have entered into agreements to develop and bring to market drug candidates with Roche, BMS, and Novo Nordisk and may enter into additional agreements in the future, and we might not realize the anticipated benefits of such agreements including receiving anticipated milestone payments pursuant to these agreements.
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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases. We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business (NNC6019, formerly PRX004).

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

Our plan is to become a fully integrated research, development, and commercial biotechnology company. Three late-stage programs in our pipeline are ongoing, including AFFIRM-AL, a registration-enabling Phase 3 study of birtamimab in Mayo Stage IV patients with AL amyloidosis being conducted under a Special Protocol Assessment (SPA) agreement with FDA with significance level of p ≤ 0.10, a Phase 2b PADOVA study of prasinezumab in patients with early Parkinson’s disease being conducted by Roche, and a Phase 2 study of NNC6019 (formerly PRX004) in patients with ATTR cardiomyopathy being conducted by Novo Nordisk. In addition, we are advancing a robust portfolio of Alzheimer’s disease programs designed to target the underlying disease pathology. These programs include PRX012, an anti-Aβ antibody designed to be best-in-class and dosed subcutaneously; PRX005, an investigational antibody that specifically targets a key epitope within the microtubule binding region (MTBR) of tau, and a potential best-in-class treatment, which is partnered with BMS; and PRX123, a dual Aβ-tau vaccine for the treatment and prevention of Alzheimer’s disease.

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

Once we formulate a novel hypothesis or approach, we determine how to optimally intervene against a known target. We employ a combination of our understanding of normal protein structure, computational antibody design technologies, and an empirical and unbiased screening process to determine the optimal epitope to target on a pathogenic protein. Through our detailed screening process, we attempted to define critical regions of the protein involved in the pathological progression of a particular disease to elucidate key epitopes that are hidden when a protein is normally folded but exposed when a protein misfolds and remains exposed in all of its pathogenic aggregation states, inclusive of deposited amyloid. We engineer our molecules to interact with that epitope in a way that is most likely to intercept or halt the underlying disease process. We do this by designing molecules with a bias toward the pathogenic forms of the protein. We then develop a multitude of antibodies against the target, characterize specific and selective antibodies in vitro, and then use them to test the initial hypothesis in vivo using animal models of disease, assuming such models exist or can be successfully developed. We often rely on the use of preclinical models that have been extensively developed to establish early proof of concept for our programs. We leverage our insight of disease pathology and, when possible, employ biomarker endpoints as a way to detect signals of biological activity. We may elect to start clinical testing in indications that have well-established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, either by us or by potential partners.

Our biology-directed engine aims to produce molecules that specifically and selectively target the toxic, or pathogenic, protein species in order to alleviate their detrimental effects, while - to the furthest extent possible - leaving the native, or healthy, form of the protein unaffected.

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

Today, one of the elements that distinguishes Prothena is that our pipeline has matured beyond demonstrating target engagement via downstream biomarkers. Instead, our internally discovered pipeline has generated multiple proof points that our molecules have successfully influenced biology in a manner that translates into clinical benefit. We’ve most recently demonstrated this in AL amyloidosis, ATTR amyloidosis, and Parkinson’s disease where preclinical findings in our programs have translated to positive clinical data.

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

AL amyloidosis and ATTR amyloidosis are diseases caused by misfolded, pathogenic forms of light chain (AL) or transthyretin (ATTR) protein that deposit as amyloid in vital organs such as the heart. Current therapeutic approaches seek to reduce the production of new pathogenic AL or ATTR protein in order to slow the formation of new amyloid deposits. However, simply reducing new pathogenic protein production may not be adequate for patients who are at high risk of early mortality due to the substantial existing amyloid deposition in their vital organs. The therapeutic approaches we are developing with birtamimab for AL amyloidosis and NNC6019 (formerly PRX004) for ATTR amyloidosis, are investigational monoclonal antibodies designed to clear the pathogenic amyloid deposits. Birtamimab and NNC6019 are designed to target and clear amyloid deposited in organs in order to improve organ function. Current therapies do not adequately address the needs of patients with AL and ATTR amyloidosis who have advanced stages of cardiac disease due to amyloid deposition. Improving survival for these patients is an area of urgent need which directly aligns with birtamimab and NNC6019’s differentiated depleter mechanism that targets the amyloid that causes organ dysfunction and failure and puts patients at risk for early mortality.

Moving forward, we intend to advance new discovery-stage therapeutics for other diseases of protein dysregulation with unmet medical needs. Our discovery effort targeting TDP-43 for the potential treatment of amyotropic lateral sclerosis (ALS) is an example of this.

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

Our Research and Development Pipeline

Our clinical research and development pipeline includes five therapeutic antibody programs in clinical development: birtamimab for the potential treatment of AL amyloidosis; prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; NNC6019, which is being developed by Novo Nordisk, for the potential treatment of ATTR amyloidosis; PRX012 for the potential treatment of Alzheimer’s disease; and PRX005, in collaboration with BMS, for the potential treatment of Alzheimer’s disease.

In addition to our clinical development pipeline, we have a number of discovery- and late-preclinical-stage programs targeting proteins implicated in neurological diseases including Aβ and tau for the potential treatment and prevention of Alzheimer’s disease and other neurodegenerative disorders, and TDP-43 for the potential treatment of amyotrophic lateral sclerosis. TDP-43 and a third undisclosed neurodegenerative target are the focus of our collaboration with BMS. We have also prioritized and selected the lead candidate for our Alzheimer’s disease vaccine program, PRX123.

While we are modality agnostic, we have deep expertise in antibody targeting and have developed a diverse pipeline that includes antibody as well as small molecule and vaccine approaches. We believe a diverse portfolio positions us to make an impact on a broad spectrum of diseases and we may also pursue opportunities in other modalities such as gene and cell therapies.

The following table summarizes the status of our research and development pipeline:

Birtamimab for the Potential Treatment of AL Amyloidosis

About Birtamimab and AL Amyloidosis

Birtamimab is an investigational humanized antibody that targets toxic misfolded light chain that causes organ dysfunction and failure in patients with AL amyloidosis. AL amyloidosis is a rare, progressive, and typically fatal disease where immunoglobulin light chain proteins produced by clonal plasma cells misfold, aggregate, and deposit as amyloid in vital organs. These toxic aggregates and amyloid deposits cause progressive damage and failure of vital organs, including the heart.

Birtamimab binds to both soluble and insoluble amyloid aggregates in multiple organs and promotes the clearance of amyloid deposits via phagocytosis. This depleter mechanism of action broadly targets misfolded kappa and lambda light chain to clear deposited amyloid that causes organ dysfunction and failure in patients with AL amyloidosis. Birtamimab is the only investigational therapeutic that has demonstrated a significant survival benefit in patients with Mayo Stage IV AL amyloidosis. Birtamimab has been granted Fast Track Designation by the U.S. Food and Drug Administration (FDA) for the treatment of Mayo Stage IV patients with AL amyloidosis to reduce the risk of mortality and has been granted Orphan Drug Designation by both the FDA and European Medicines Agency (EMA).

It is estimated that 200,000 to 400,000 patients globally suffer from this rare disease, with approximately 60,000 to 120,000 (or 30%) of those patients being categorized as Mayo Stage IV. Patients categorized at diagnosis as Mayo Stage IV have poor outcomes with current standard-of-care that aims to reduce the production of new protein but does not directly target and clear the toxic amyloid that deposits in organs. There are currently no approved treatments for AL amyloidosis that have demonstrated a survival benefit, and there is an urgent unmet medical need for therapies that improve survival in patients at risk for early mortality due to amyloid deposition.

Clinical Development Program for Birtamimab

Early Development

Birtamimab reacts with a “cryptic” epitope that is exposed on misfolded kappa and lambda light chains that misfold and form amyloid. The epitope is well defined and highly conserved in light chains and exposed from early stages of aggregation throughout amyloid. Preclinical research has demonstrated that birtamimab binds to both soluble and insoluble aggregated kappa and lambda immunoglobulin light chain by recognizing this epitope that is exposed at the earliest stages of abnormal light chain misfolding and through aggregation of deposited amyloid. Our extensive preclinical findings and publications describe two proposed mechanisms of action for birtamimab: binding and neutralization of soluble toxic light chain aggregates, and clearance of amyloid deposits by phagocytosis.

In multiple clinical studies, birtamimab has been shown to be generally safe and well tolerated and has been evaluated in 302 patients receiving monthly intravenous infusions (including 294 patients who received the recommended 24 mg/kg dose), for an average of approximately 15 months.

On December 12, 2022, we presented in an oral presentation at the 64th American Society of Hematology Annual Meeting and Exposition in New Orleans, Louisiana, data from the completed VITAL study demonstrating that in a post hoc analysis of patients with Mayo Stage IV AL amyloidosis, a statistically significant survival benefit was observed through 9-months for those treated with birtamimab. The survival benefit of birtamimab in VITAL remained consistent when adjusted for key baseline variables in patients with Mayo Stage IV AL amyloidosis.

Confirmatory Phase 3 AFFIRM-AL Study Design under SPA Agreement with the FDA

Based on further analyses of data from the VITAL study and multiple in-depth discussions with the FDA, Prothena announced plans on February 1, 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL study in patients with Mayo Stage IV AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 study that is being conducted with a primary endpoint of all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA. Topline data from AFFIRM-AL is expected in 2024.

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

Phase 2b PADOVA Study

A Phase 2b study (PADOVA) to further assess the efficacy of prasinezumab in an expanded patient population is being conducted by Roche. PADOVA is a Phase 2b, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of prasinezumab in patients with early Parkinson’s disease who are on stable symptomatic (levodopa) medication. The study intends to enroll 575 patients randomized to receive either prasinezumab or placebo via intravenous infusion every 4 weeks. The primary endpoint is time to meaningful progression on motor signs of the disease, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (MDS-UPDRS) Part III score from baseline. Topline data from PADOVA is expected in 2024.

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA study of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab in the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients.

Phase 2 PASADENA Study

The results from the Phase 1 study further supported advancing prasinezumab into the Phase 2 PASADENA Study. PASADENA is a two-part Phase 2 clinical study in early Parkinson's disease patients that is being conducted by Roche. Part 1 was a randomized, double-blind, placebo-controlled, three-arm study and enrolled 316 patients to evaluate the efficacy and safety of prasinezumab in patients over 52 weeks. In part 1, patients were randomized on a 1:1:1 basis to receive one of two active doses (1500 mg or depending on body weight either 3500 mg or 4500 mg) of prasinezumab or placebo via intravenous infusion once every 4 weeks. Patients enrolled in the study must not have been on dopaminergic therapy and were not be expected to require dopaminergic therapy for at least 52 weeks. Part 2 of the study was a 52-week blinded extension phase in which patients from the placebo arm of the study were re-randomized onto one of two active doses on a 1:1 basis, so that all participants were on active treatment. Patients who were originally randomized to an active dose will continued at that dose level for the additional 52 weeks. In part 2, patients were allowed to use concomitant dopaminergic therapy. Any patient who medically required initiation of dopaminergic therapy during part 1 had their subsequent data censored for the primary endpoint analysis.

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

In October 2020, we announced that Roche and Prothena will advance prasinezumab into a late-stage Phase 2b study in patients with early Parkinson’s disease. The study is designed to further assess the efficacy of prasinezumab by expanding upon the patient population enrolled in PASADENA to include patients with early Parkinson’s disease on stable levodopa therapy.

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

Pursuant to the License Agreement, we are collaborating with Roche to develop antibody products targeting α-synuclein. Roche is primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing Licensed Products under the collaboration, including prasinezumab. Roche is responsible for the clinical and commercial manufacture and supply of Licensed Products within a defined time period following the effective date of the License Agreement.

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

ATTR amyloidosis is a rare, progressive and fatal disease characterized by deposition of abnormal, non-native forms of TTR protein (amyloid) in vital organs. ATTR amyloidosis can be hereditary (hATTR) when caused by a mutation in the TTR gene, or wild-type (wtATTR) when it occurs sporadically. In both forms of the disease, patients can experience a spectrum of clinical manifestations due to deposition of amyloid that can affect multiple organs, most commonly the heart and/or nervous system. The TTR protein is produced primarily in the liver and in its normal tetrameric form serves as a carrier for thyroxin and retinol binding protein (a transporter for vitamin A) and is also implicated in neuroprotective functions.

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

It is generally accepted that, at the time of diagnosis, affected organs in ATTR amyloidosis patients (both hATTR and wtATTR amyloidosis) contain extracellular amyloid deposits. These deposits, together with prefibrillar species, are believed to cause organ dysfunction and failure.

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

We completed a Phase 1 study with NNC6019 in patients with hereditary forms of ATTR amyloidosis, in which NNC6019 was demonstrated to be safe and well tolerated.

ATTR Amyloidosis Business Acquired by Novo Nordisk

On July 12, 2021, we announced that we and Novo Nordisk entered into a definitive purchase agreement under which Novo Nordisk acquired our clinical stage antibody NNC6019 (formerly PRX004) and broader ATTR amyloidosis business.

Under the terms of the definitive purchase agreement, Novo Nordisk acquired our wholly-owned subsidiary and gained full worldwide rights to the intellectual property and related rights of our ATTR amyloidosis business and pipeline. The aggregate purchase price consists of an upfront payment and development and sales milestone payments totaling up to $1.23 billion. We have earned approximately $100 million to date, including a $40 million clinical milestone payment that we announced on November 21, 2022.

A Phase 2 study of NNC6019 in patients with ATTR cardiomyopathy is being conducted by Novo Nordisk (NCT05442047). Topline data is expected in 2024.

PRX005 for the Potential Treatment of Alzheimer’s Disease

PRX005 is designed to be a best-in-class anti-tau antibody that specifically binds with high affinity the R1, R2, and R3 repeats within the microtubule binding region (“MTBR”) of tau and targets both 3R and 4R tau isoforms. MTBR-tau has been shown in preclinical studies to be involved in the pathological spread of tau. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease. Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with Alzheimer’s disease. Recent publications suggest that during the course of Alzheimer’s disease progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages and tau tangles in Alzheimer’s disease to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in relevant animal models. In these preclinical models, PRX005 demonstrated significant reduction of intraneuronal tau pathology and progression protection against behavioral deficit in a tau transgenic mouse model and complete blockade of neuronal tau internalization in vitro.

In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005. BMS paid Prothena $80 million for this option following the execution of a US License Agreement for PRX005 and transfer of the underlying license.

Phase 1 Studies

In this first-in-human, randomized, placebo controlled, single ascending dose (SAD) study, healthy volunteers (n=19) were enrolled into three PRX005 dose level cohorts (low, medium or high dose) and randomized in a 3:1 drug to placebo ratio. Study participants received a single dose of PRX0005 or placebo intravenously (IV) and were followed for up to two months. The results of the study found all three dose level cohorts of PRX005 to be generally safe and well tolerated, meeting the Phase 1 SAD study primary objective. None of the treatment emergent adverse events (TEAE) were serious. No clinically relevant changes were observed in other safety parameters. PRX005 also met key pharmacokinetic (PK) and immunogenicity secondary endpoints. Plasma drug concentrations of PRX005 increased in a dose-proportional manner. Furthermore, PRX005 exposure in cerebrospinal fluid (CSF) was measured in the high dose cohort and based on the robust exposure of PRX005 in the CSF (day 29 CSF:Plasma ratio=0.2%), substantial target engagement is expected in the CNS. PRX005 had a desirable immunogenicity profile with no persistent PRX005-induced antidrug antibodies (ADAs) observed. A multiple ascending dose portion of the Phase 1 study is ongoing. Topline data from the Phase 1 study is expected in 2023.

Global Neuroscience Research and Development Collaboration with Bristol Myers Squibb

This global neuroscience research and development collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, including tau, TDP-43, and an undisclosed target. PRX005 is designed to be a best-in-class anti-tau, MTBR-specific antibody for the potential treatment of AD and, with the initiation of the Phase 1 study, is the first program to advance to the clinic from this collaboration. After receiving the $80 million payment described above, we have received a total of $230 million pursuant to the collaboration and we are eligible to receive up to an additional $160 million for U.S. rights, up to $165 million for global rights, and up to $1.7 billion for regulatory and commercial milestone payments for a total of up to $2.2 billion plus potential tiered commercial sales royalties across multiple programs.

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

On a program-by-program basis, following Prothena’s filing of an investigational new drug application (IND) for the additional two collaboration programs, BMS may elect in its sole discretion to exercise its right to receive an exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US Rights”). If BMS exercises the US Rights for a collaboration program, it is obligated to pay Prothena an exercise fee of approximately $80 million per program. Thereafter, BMS would have decision making authority over development activities, and all regulatory, manufacturing and commercialization activities, for antibody products targeting the relevant Collaboration Target (the “Collaboration Products”) in the U.S.

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

Under the SSA, BMS is subject to certain transfer and standstill restrictions, including a restriction on acquiring more than 9.9% of the Company’s share capital for a specified period of time following the closing of the subscription of 1,174,536 of the Company’s ordinary shares (Shares), or earlier upon announcement of the intent to consummate a change of control of the Company by the Company or a third party, or expiration or termination of the Collaboration Agreement. In addition, BMS will be entitled to request the registration of the Shares on Form S-3ASR or Form S-3 following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

PRX012 for the Potential Treatment of Alzheimer’s Disease

PRX012 is an investigational antibody that targets Aβ, or Amyloid Beta, a protein implicated in Alzheimer’s disease. Our scientists have advanced the understanding of the biology of Alzheimer’s disease and made particularly impactful and fundamental discoveries that elucidated the role amyloid plays in the disease.

Monoclonal antibodies targeting key epitopes within the N-terminus of Aβ have demonstrated that reducing amyloid plaque burden is associated with the slowing of clinical decline in Alzheimer’s disease. To address the growing prevalence of Alzheimer’s disease with a therapeutic that can be made widely accessible to patients, we have developed highly potent anti-Aβ antibodies that retain or improve key attributes that are thought to underlie the observed efficacy of N-terminally directed therapeutics such as aducanumab, with the aim of offering similar or improved efficacy with convenient subcutaneous dosing regimens. In preclinical studies, our antibodies demonstrated a higher binding strength to amyloid than aducanumab; specifically, our lead candidate with an approximately 10-fold greater affinity/avidity for fibrillar Aβ than aducanumab that also neutralized soluble, toxic (i.e., oligomeric) Aβ species. Preclinical studies also showed that our antibodies recognize Aβ pathology to a greater extent than aducanumab, demonstrating more extensive plaque area binding at lower antibody concentrations, which are estimated to be clinically relevant exposures in the central nervous system following systemic dosing.

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to improve access for patients with Alzheimer’s disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose study to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with Alzheimer’s disease. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as Alzheimer’s disease, with evidence demonstrating the potential to address an unmet medical need. A multiple ascending dose portion of the Phase 1 study is ongoing. Topline data from the Phase 1 study is expected in 2023.

Our Discovery and Preclinical Programs

We are also advancing several discovery and preclinical-stage programs for neurological diseases with significant unmet medical needs such as Alzheimer's disease and amyotrophic lateral sclerosis (ALS). Our discovery and pre-clinical pipeline includes our proprietary dual Aβ-tau vaccine program, as well as two programs (TDP-43 and an undisclosed target (PRX019)) that are the focus of our collaboration with BMS.

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

PRX123 is being developed for the potential prevention and treatment of Alzheimer’s disease. In preclinical studies, PRX123 has generated polyclonal responses against key epitopes within the N-terminal of Aβ and a key region of tau to promote amyloid clearance and blockade of tau transmission. Immunohistochemistry using sera from immunized animals demonstrated an appropriate and balanced immune response with antibodies that react to both Aβ plaques and tau tangles at concentrations expected to be reached in CNS following immunization and resultant titer generation.

In March 2022, we delivered an oral presentation at AD/PD 2022 on preclinical data demonstrating that PRX123 generated anti-Aβ and anti-tau antibodies to enable phagocytosis of Aβ and to neutralize tau. These findings provided proof of concept in multiple preclinical species. We expect to file an IND for PRX123 with the FDA in 2023.

Regulation

We anticipate that if we commercialize any products, the U.S. market will ultimately be our most important market. For this reason, the laws and regulations discussed below focus on the requirements applicable to biologic products in the U.S.

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the development, testing, use, labeling, manufacturing, storage, record-keeping, reporting, marketing, advertising, promotion, tracking and tracing of pharmaceutical and biological products. The FDA does so under the U.S. Federal Food, Drug, and Cosmetic Act and its implementing regulations and guidance for industry, and the U.S. Public Health Service Act and its implementing regulations. Non-compliance with applicable requirements can result in warning and untitled letters, civil and criminal fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products, the refusal of the government to enter into supply contracts; or the refusal to approve pending applications for product approval until manufacturing or other alleged deficiencies are brought into compliance. The FDA and other comparable regulatory authorities also have the authority to cause the withdrawal of approval of a marketed product or to impose additional labeling or distribution restrictions.

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
•submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;
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
•submission to the FDA of a Biological License Application (“BLA”) for a new biologic, after completion of all required clinical trials;
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

Nonclinical tests assess the potential safety and pharmacologic effects of a product candidate in in vitro and/or in vivo studies. The results of these studies must be submitted to the FDA as part of an IND before human testing may proceed. An IND is a request for authorization from the FDA to manufacture and administer an investigational drug or biologic product to humans. The IND includes the proposed protocol(s) and general investigational plan for human studies. The IND also includes results of nonclinical studies and other human studies, as appropriate, as well as manufacturing information, analytical data and any other available data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may be initiated. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises full or partial concerns or questions related to initiation of the proposed clinical trial(s). In such a case, the IND may be placed on a full or partial clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial(s) may begin. Accordingly, submission of an IND may or may not result in the FDA allowing a clinical trial(s) to commence as planned.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent prior to their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board (“IRB”) before the trials may be initiated, and the IRB must provide oversight of the trials until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a pharmaceutical, including a biologic, is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:
•Phase 1. Phase 1 includes the initial introduction of an investigational product into humans. Phase 1 clinical trials are typically more closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, appropriate dosage, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled Phase 2 and Phase 3 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80;
•Phase 2. Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the efficacy and safety of the investigational product for a specific indication(s) in patients with the disease or condition under study, to determine dosage(s) for further studies, and to identify possible adverse side effects and safety risks associated with the product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a patient population, usually involving no more than several hundred participants; and
•Phase 3. Phase 3 clinical trials are generally well controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness and safety of the product has been obtained, and are intended to further evaluate efficacy and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval. Phase 3 clinical trials usually involve several hundred to several thousand participants.

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

The review process often may be significantly extended by the FDA’s requests for additional information or clarification. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective, which includes determining whether it is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer the application to an advisory committee for evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

In certain cases, the FDA may issue a SPA, which is a written agreement between a sponsor and the FDA that indicates concurrence between the parties regarding the adequacy and acceptability of specific design elements and planned analysis for a clinical trial intended to form the basis of a licensing application. An SPA does not indicate FDA concurrence on every detail in a particular trial protocol, and final marketing approval depends upon factors including the efficacy and safety results from the trial, the overall safety profile and an evaluation of the benefit/risk profile for the product candidate as demonstrated across clinical trials for the target patient population.

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

FDA may grant Accelerated Approval to a product for a serious or life-threatening condition, upon a determination that the product has an effect on a surrogate or intermediate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA has required the sponsor to conduct post-approval confirmatory trials to verify the clinical benefit. In addition, the FDA requires pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The FDA may also require a Risk Evaluation and Mitigation Strategy (“REMS”) plan as a condition of approval to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. A REMS or a separate medication guide, if required, must be submitted to the FDA for review and approval.

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

In addition to the centralized procedure, the EU also has: (i) national authorization procedures, which requires a separate application in and approval determination by each country; (ii) a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and (iii) a mutual recognition procedure, where applicants submit an application to one country for review and approval, and other countries may accept or reject the decision in the initial country. Regardless of the approval process employed, various regulatory authorities share responsibilities for the monitoring, detection, and evaluation of adverse events post-approval, including national authorities, the EMA, the EC, and the marketing authorization holder.

Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse events, and submitting product deviation reports to notify the FDA of unanticipated changes in distributed products. Additionally, any significant change in the approved product or in how it is manufactured, including changes in formulation or the site of manufacture, generally require prior FDA approval of a supplemental BLA. The packaging and labeling of all products developed by us are also subject to FDA approval and ongoing regulation and oversight.

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

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of drugs. While doctors are free to prescribe any product approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a product that are consistent with the FDA approved labeling, and the company is allowed to market a drug only for the particular use(s) approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in, among other things, adverse publicity, warning or untitled letters, corrective advertising, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which a company promotes or distributes drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities, have increased their scrutiny of the promotion and marketing of drugs.

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

Orphan Drugs

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for this type of disease or condition will be recovered from sales in the U.S. for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as demonstration of clinical superiority to the product with orphan exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. In addition, another company may obtain orphan exclusivity for the same drug for the same use before we do, which would block FDA from approving our product until the end of the exclusivity period unless we can demonstrate clinical superiority or the first-approved company is unable to assure supply. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state and other government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and other governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost- containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

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

We own or hold exclusive licenses to a number of issued patents and pending patent applications in the U.S. and other jurisdictions, including Patent Cooperation Treaty applications. As of December 31, 2022, our patent portfolio included the following families of patents or patent applications that we own or have exclusively licensed from other parties:
•Approximately 8 patent families related to AL or AA amyloidosis, including our birtamimab program, including a composition of matter patent anticipated to expire 2029 (subject to potential adjustments in patent term as described below);
•Approximately 16 patent families related to Parkinson’s disease and other synucleinopathies, including our prasinezumab program, including a composition of matter patent anticipated to expire in 2032 (subject to potential adjustments in patent term as described below);
•Approximately 10 patent families related to passive immunotherapy for Alzheimer's disease, including our PRX005 and PRX012 programs; and
•Approximately 17 patent families related to other potential targets of intervention and diseases, including PRX019, and other product candidates including vaccines.

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

NNC6019 (formerly PRX004) - Rentschler Biopharma SE (“Rentschler”) manufactured clinical supplies of our drug candidate NNC6019 for our completed Phase 1 clinical trial. On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including our drug candidate NNC6019. We are dependent on Novo Nordisk, and its third party manufacturers if applicable, to manufacture clinical supplies of NNC6019.

Birtamimab - BI manufactured clinical supplies of our drug candidate birtamimab for our prior Phase 1, Phase 2 (PRONTO) and Phase 3 (VITAL) clinical trials. Rentschler is our third-party manufacturer of drug substance for our Phase 3 (AFFIRM-AL) clinical trial. Such drug substance manufactured by Rentschler has been demonstrated to be comparable to the drug substance manufactured by BI. Catalent Pharma Solutions, LLC (“Catalent”) is our third-party manufacturer of drug product for our Phase 3 (AFFIRM-AL) clinical trial, and this drug product has been demonstrated to be comparable to the drug product produced by BI. We are dependent on Rentschler and Catalent to manufacture clinical supplies for our Phase 3 (AFFIRM-AL) clinical trial.

PRX005 - Catalent is our third-party manufacturer of drug substance and Berkshire Sterile Manufacturing, LLC (“Berkshire”) is our third-party manufacturer for drug product. We are dependent on Catalent and Berkshire to manufacture clinical supplies for our Phase 1 clinical trial and any subsequent clinical trials for PRX005.

PRX012 - Catalent is our third-party manufacturer of drug substance and Berkshire is our third-party manufacturer for drug product. We are dependent on Catalent and Berkshire to manufacture clinical supplies for our planned Phase 1 clinical trial and any subsequent clinical trials for PRX012.

Research and Development

Our research and development expenses totaled $135.6 million, $82.3 million, and $74.9 million in 2022, 2021, and 2020, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees and Human Capital Management

As of December 31, 2022, we had 127 employees, including 19 holding M.D. and/or Ph.D. degrees. Of our employees, 92 were engaged in research and development activities and the remainder were working in general and administrative areas.

To attract and retain qualified employees, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit and wellness package, and equity compensation for every employee. An objective of our equity incentive program has been, and continues to be, to align the interests of equity incentive plan participants with those of our shareholders. We benchmark and survey the market to ensure we maintain competitive compensation and benefits programs for our employees. We believe in a geographically-diverse workforce to ensure we can hire the best talent where they are located.

Our human capital management strategy also embraces diversity, equity, and inclusion. As of December 31, 2022, we employed approximately 63% women and 37% men, and approximately 45% of our employees are racially or ethnically diverse. Our executive team, including employees at or above the vice president level, includes approximately 45% women, and approximately 28% who are racially or ethnically diverse. These figures were estimated by our human resources department.

The well-being, health, and safety of our employees are integral to the success of our business. We utilize numerous policies and strategies to ensure a safe workplace and laboratory environment, and also provide programs for employee wellness. In addition, specifically in response to the COVID-19 pandemic, we implemented masking and social distancing policies, and other safety measures at our facilities. Additionally, because we enabled remote working arrangements, we have efforts focused on engagement and integration of our existing and new employees.

Our Board of Directors has delegated to the Nominating and Corporate Governance Committee the responsibility to oversee and monitor our strategies and policies related to human capital management within our workforce, including with respect to policies on diversity, equity, and inclusion; workplace environment and safety; and corporate culture.

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
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, together with all of the other information included in this Form 10-K, in considering our business and prospects. Set forth below and elsewhere in this Form 10-K and in other documents we file with the SEC are descriptions of certain risks, uncertainties, and other factors that could cause our actual results to differ materially from those anticipated. If any of the following risks, other unknown risks, or risks that we think are immaterial occur, our business, financial condition, results of operations, cash flows, or growth prospects could be adversely impacted, in which case, the market price of our ordinary shares could decline, and you may lose all or part of your investment in our ordinary shares. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital, and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of $(116.9) million, $67.0 million and $(111.1) million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $833.0 million. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 3 AFFIRM-AL clinical trial for birtamimab, the Phase 1 clinical trial for PRX005, the Phase 1 clinical trial for PRX012, and potential additional clinical trials for these and other programs;
•develop and possibly commercialize our drug candidates, including birtamimab, prasinezumab, PRX005, PRX012, and PRX123;
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
As of December 31, 2022, we had cash and cash equivalents of $710.4 million. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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
Our key facility and most of our operations are in the San Francisco Bay Area of Northern California, which in the past has experienced severe earthquakes. If an earthquake, other natural disaster, or similar event were to occur and prevent us from using all or a significant portion of those operations or local critical infrastructure, or that otherwise disrupts our operations, it could be difficult or impossible for us to continue our business for a substantial period of time. We have disaster recovery and business continuity plans, but they may prove to be inadequate in the event of a natural disaster or similar event. We may incur substantial expenses if our disaster recovery and business continuity plans prove to be inadequate. We do not carry earthquake insurance. Furthermore, third parties upon which we are materially dependent upon may be vulnerable to natural disasters or similar events. Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of adverse weather events. Any, such adverse weather event, natural disaster or similar occurrence could have an adverse effect on our business, financial condition, or results of operations.

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
We and our partners may be subject to federal, state, and foreign data privacy and security laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including state security breach notification laws, federal and state health information privacy laws (including U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations promulgated thereunder), and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. For example, the California Consumer Privacy Act (the “CCPA”) went into effect January 1, 2020. The CCPA, among other things, imposes new data privacy obligations on covered companies and provides expanded privacy rights to California residents, including the right to access, delete, and opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. Further, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

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
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies may impact review, inspection, and approval timelines for any of our development programs;
•the pandemic may adversely affect our collaboration partners, Roche, BMS, and/or Novo Nordisk, in ways that adversely impacts our collaborations with them;
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
•the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a an NDA or a BLA to the FDA, a Marketing Authorization Application (“MAA”) to the EMA, or similar applications to comparable regulatory authorities;
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
Birtamimab and PRX012 have been granted Fast Track Designation by the FDA for the treatment of AL amyloidosis and Alzheimer’s disease, respectively. In addition, we may seek Fast Track designation for one or more of our future drug candidates. If a drug candidate is intended for the treatment of a serious condition and demonstrates the potential to address an unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our drug candidates, but there is no assurance that the FDA will grant this status to any of our drug candidates. The FDA has broad discretion whether or not to grant Fast Track designation, and even if we consider a particular drug candidate to be eligible for this designation, there is no assurance that it will be granted by the FDA. Even if we do receive Fast Track designation, we may not experience a faster review or approval compared to other, non-expedited FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our applicable clinical development program. Marketing applications filed by sponsors of products granted Fast Track designation may qualify for priority review under FDA policies and procedures, but Fast Track designation does not assure any such review or ultimate marketing approval by the FDA.
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
•HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and making false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

On July 8, 2021, the Company, together with its wholly owned subsidiary, Prothena Biosciences Limited (“PBL”), entered into a Share Purchase Agreement with Novo Nordisk and NNRE (together with Novo Nordisk, “Buyer”), pursuant to which PBL sold and transferred to NNRE, all issued and outstanding ordinary shares of Neotope Neuroscience Limited, a wholly owned subsidiary of PBL, for an aggregate purchase price of up to $1.23 billion. The aggregate purchase price consists of an upfront payment of $60 million in cash, subject to customary purchase price adjustments, and an aggregate of $1.17 billion in cash, payable on Buyer’s achievement of certain development, commercialization and net sales-based milestones. On November 21, 2022, we earned a $40 million milestone payment. There can be no assurance that such remaining milestones will be met. If we do not receive additional milestone payments as a result of the transaction in anticipated amounts or at all, we may need to seek additional sources of capital to pursue further research, development, and/or commercialization of our drug candidates, and this could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such drug candidates are commercialized. Even if patents covering our drug candidates are obtained, once a patent covering a drug candidate has expired, we may be open to competition, including biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours. Our patents issued as of December 31, 2022, are anticipated to expire on dates ranging from 2023 to 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of December 31, 2022, the resulting patents are projected to expire on dates ranging from 2025 to 2042. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each first regulatory review period for a product, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.
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
•the execution of our agreements with third parties, including with Roche, BMS, and Novo Nordisk;
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2022, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 12,618,591.
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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2022. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for the current taxable year or any future taxable year.
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
Under the Irish Takeover Panel Act, 1997, Takeover Rules, 2022 (the “Irish Takeover Rules”), if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of the company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12 month period. Under the Irish Takeover Rules, certain separate concert parties are presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of our shares. The application of these presumptions may result in restrictions upon the ability of any of the concert parties and/or members of our board of directors to acquire more of our securities, including under the terms of any executive incentive arrangements. In the future, we may consult with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities, although we are unable to provide any assurance as to whether the Irish Takeover Panel will overrule this presumption. Accordingly, the application of the Irish Takeover Rules may restrict the ability of certain of our shareholders and directors to acquire our ordinary shares.
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

In Dublin, Ireland, we occupy approximately 700 square feet of office under a lease which expires in July 2023. In May 2022, the Company renewed the lease for another one year term starting August 2022.

In South San Francisco, California, we occupy approximately 82,000 square feet of office and laboratory space under a lease which expires in December 2023.

In October 2022, we entered into sublease with Arcus Biosciences, Inc. to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California. The sublease expires on September 30, 2028, unless terminated earlier. As of the filing date, the term of such sublease has not commenced as we did not have the right to use or control physical access to such new facility.

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
Holders
There were approximately 5,275 shareholders of record of our ordinary shares as of February 17, 2023. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividend Policy
We have not paid dividends in the past and do not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as our Board of Directors deems relevant.
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
Performance Graph(1)
The following graph shows a comparison from December 31, 2017, through December 31, 2022, of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Prothena Corporation plc	$100	$27	$42	$32	$132	$161
Nasdaq Composite Index	$100	$96	$130	$187	$227	$152
Nasdaq Biotechnology Index	$100	$91	$113	$142	$141	$126
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
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Irish Financial Transfers Act, 1992 (the “Transfers Act”) gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present, the Transfers Act prohibits financial transfers involving the late Slobodan Milosevic and associated persons, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, certain persons, entities, and activities in Burma (Myanmar), Belarus, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, Ukraine, Russia, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland.
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this Form 10-K contains forward-looking statements which may cause our actual results to differ materially from expectations, plans and anticipated results discussed in forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties set forth in the “Summary of Risks Affecting Our Business” at the beginning of this Form 10-K, Item 1A “Risk Factors” of this Form 10-K, and in our other filings with the SEC.
This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements presented in Item 8 of this Form 10-K.

Overview

Prothena is a late-stage clinical biotechnology company with expertise in protein dysregulation and a pipeline of investigational therapeutics with the potential to change the course of devastating neurodegenerative and rare peripheral amyloid diseases.

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with BMS for the potential treatment of Alzheimer’s disease, ALS, and other neurodegenerative diseases. We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business.

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

Revenue Recognition

Our collaboration revenue includes revenue recognized for milestone payments and reimbursements under our License Agreement with Roche as well as revenue recognized under our Collaboration Agreement with BMS. Our license and intellectual property revenue includes revenue from Novo Nordisk for the sale of intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline and milestones payments.

Revenue is recognized only when we satisfy an identified performance obligation by transferring a promised good or service to a customer.

Contracts with Multiple Performance Obligations

Our License Agreement with Roche and our Collaboration Agreement with BMS contain multiple performance obligations. We account for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of each of Roche and BMS and their respective sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.

Milestone Revenue

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

At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, we evaluate whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by Prothena) is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. In general, we consider such milestone payments as variable consideration with constraint and therefore we recognize the revenue from such milestone payments as collaboration revenue at point in time when we can conclude it is probable that a significant revenue reversal will not occur in future periods.

Research and Development
We expense R&D costs as incurred. R&D expenses include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing prior to FDA approval and third-party service fees, including clinical research organizations, investigative sites and contract manufacturing organizations. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. We recognize costs for contract manufacturing based on evaluation of the progress to completion of specific tasks. The objective of our accrual policy is to match the recording of the expenses in our Consolidated Financial Statements to the actual services we have received and efforts expended. As such, expense accruals related to clinical trials and contract manufacturing are recognized based on our estimate of the degree of completion of the events specified in the specific clinical study or trial contract or drug development and manufacturing contract, respectively. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in our Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.
The information contained in Note 2 to the Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.
Results of Operations
Comparison of Years Ended December 31, 2022, 2021 and 2020
Revenue

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022/2021	2021/2020
	(Dollars in thousands)
Collaboration revenue	$13,855	$139,833	$564	(90)%	24,693%
Revenue from license and intellectual property	40,050	60,744	289	(34)%	20,919%
Total revenue	$53,905	$200,577	$853	(73)%	23,414%
Total revenue was $53.9 million, $200.6 million, and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Collaboration revenue includes revenue recognized under our Collaboration Agreement with BMS. For the year ended December 31, 2022, collaboration revenue recognized from BMS was $13.9 million for US Development Services related to the Tau/PRX005 program. For the year ended December 31, 2021, collaboration revenue recognized from BMS was $79.7 million of the total transaction consideration of $104.9 million for the PRX005 US License and US Development Services, see Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
Collaboration revenue also includes milestone payments and reimbursements under our License Agreement with Roche. For the year ended December 31, 2021, collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the global Phase 2b for prasinezumab PADOVA study. For the years ended December 31, 2021 and 2020, collaboration revenue also included reimbursements under our License Agreement with Roche. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
License and intellectual property revenue for the year ended December 31, 2022 included $40.0 million in milestone payment from Novo Nordisk related to the continued advancement of NNC6019 (formerly PRX004) in a Phase 2 clinical study for the treatment of ATTR cardiomyopathy. For the year ended December 31, 2021, License and intellectual property revenue included $60.7 million in revenue from the sale of intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline to Novo Nordisk. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information. For the years ended December 31, 2022, 2021 and 2020, license revenue also included license fees recognized under a License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Roche License Agreement for more information.
Assuming no significant change in our business, we expect our 2023 revenue to decline over the prior year as our 2022 revenue was primarily comprised of nonrecurring intellectual property revenue.

Operating Expenses

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022/2021	2021/2020
	(Dollars in thousands)
Research and development	$135,562	$82,284	$74,884	65%	10%
General and administrative	49,900	46,318	38,703	8%	20%
Total operating expenses	$185,462	$128,602	$113,587	44%	13%

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $185.5 million, $128.6 million and $113.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab, prasinezumab, PRX004 (through July 8, 2021), PRX005, PRX012, PRX123 and preclinical activities related to our discovery programs. Through May 28, 2021, pursuant to our License Agreement with Roche, we made payments to Roche for our share of the development expenses incurred by Roche related to the prasinezumab program, which is included in our R&D expenses. On May 28, 2021, we announced the exercise of our rights under the terms of the ongoing worldwide collaboration with Roche to receive potential U.S. commercial sales milestones and tiered royalties in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and professional service expenses.
Research and Development Expenses
Our R&D expense increased by $53.3 million, or 65%, for the year ended December 31, 2022, compared to the prior year. The increase for year ended December 31, 2022, was primarily due to higher manufacturing expenses primary related to the birtamimab, PRX019, PRX012, and PRX123 programs, higher personnel expenses, higher clinical trial expenses primarily related to the PRX012 and birtamimab programs and higher R&D consulting and other expenses; offset in part by lower collaboration expenses related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 202l and lower manufacturing expense related to the NNC6019 program.
For the year ended December 31, 2021, our R&D expense increased by $7.4 million, or 10%, compared to the prior year. The increase for year ended December 31, 2021, was primarily due to higher personnel expenses, higher clinical trial expenses primarily related to the birtamimab and PRX005 programs (offset in part by lower PRX004 clinical trial expense) and higher R&D consulting expenses; offset in part by lower collaboration expenses related to the prasinezumab program with Roche as a result of the cost share opt-out exercised in May 202l and lower manufacturing expenses primary related to the PRX005 and birtamimab programs.
The following table sets forth the R&D expenses for our major programs (specifically, any program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, PRX003, NNC6019, PRX005, PRX012 and other R&D expenses for the years ended December 31, 2022, 2021 and 2020, and the cumulative amounts to date (in thousands):

	Year Ended December 31,			Cumulative to Date
	2022	2021	2020
Birtamimab (NEOD001)(1)	$49,312	$30,785	$13,113	$403,486
PRX002/RG7935(2)	261	8,181	18,937	106,781
PRX003(3)	25	52	(209)	59,035
NNC6019 (PRX004)(4)	1,038	3,800	11,354	79,800
PRX005(5)	14,444	12,617	13,571	47,300
PRX012(6)	41,990	13,748	5,655	63,003
Other R&D(7)	28,492	13,101	12,463
	$135,562	$82,284	$74,884

(1)Cumulative R&D costs to date for birtamimab include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(2)Cumulative R&D costs to date for prasinezumab and related antibodies include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. Through May 28, 2021, Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs. For the years ended December 31, 2022, 2021 and 2020, respectively, nil, $0.2 million and $0.6 million of reimbursements from Roche for development services were recorded as part of collaboration revenue.
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
(4)Cumulative R&D costs to date for NNC6019 (PRX004) include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody NNC6019 (PRX004). Expenses incurred in 2022 relate to certain close out activities and transition services provided to Novo Nordisk.
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
We expect our R&D expenses to increase in 2023 over the prior year, primarily due to anticipated higher personnel costs including share-based compensation and anticipated increase in spending for clinical trials and manufacturing related to our active clinical trials.
General and Administrative Expenses
Our G&A expenses increased by $3.6 million, or 8%, for the year ended December 31, 2022, compared to the prior year. The increase for the year ended December 31, 2022, compared to the prior year, was primarily due to higher personnel expense, and higher consulting expense; offset in part by lower legal fees and lower expense for our director and officer insurance premium.
For the year ended December 31, 2021, our G&A expenses increased by $7.6 million, or 20%, compared to the prior year. The increase for the year ended December 31, 2021, compared to the prior year, was primarily due to higher personnel expense, higher legal expenses, higher expense for our director and officer insurance premium and higher consulting expense.

We expect our G&A expenses to increase in 2023 compared to the prior year, primarily related to anticipated higher personnel costs including share-based compensation.

Other Income (Expense)

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022/2021	2021/2020
	(Dollars in thousands)
Interest income	$6,349	$42	$1,369	15,017%	(97)%
Other income (expense), net	(397)	(96)	(62)	314%	55%
Total other income (expense), net	$5,952	$(54)	$1,307	nm	nm
_________________________
nm = not meaningful

Interest income increased by $6.3 million, or 15,017%, for the year ended December 31, 2022, compared to the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates.
Interest income, decreased by $1.3 million, or 97%, for the year ended December 31, 2021, compared to the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates.
Other income (expense), net for the years ended December 31, 2022, 2021 and 2020, was primarily foreign exchange gains (losses) from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022/2021	2021/2020
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(8,656)	$4,946	$(283)	nm	nm
_________________________
nm = not meaningful

The provision for (benefit from) income taxes were $(8.7) million, $4.9 million and $(0.3) million for the years ended December 31, 2022, 2021 and 2020, respectively. The benefit from income taxes increased by $13.6 million for the year ended December 31, 2022, compared to the same period in the prior year primarily due to an increase in deferred tax asset (DTA) of $10.5 million related to Section 174 R&D Capitalization requirements, which became effective in 2022.
Whereas, for the year ended December 31, 2021, the provision for income taxes increased by $5.2 million, compared to the same period of the prior year, primarily due to a decrease in deferred tax asset related to our February 12, 2021 option exchange program and a change in our share-based compensation 162(m) limitations associated with the increase in the number of covered employees under the American Rescue Plan Act.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources
Overview

	December 31,
	2022	2021
	(Dollars in thousands)
Working capital	$668,951	$551,357
Cash and cash equivalents	$710,406	$579,094
Total assets	$758,035	$609,366
Total liabilities	$135,993	$143,324
Total shareholders’ equity	$622,042	$466,042
Working capital was $669.0 million as of December 31, 2022, an increase of $117.6 million from working capital of $551.4 million as of December 31, 2021. This increase in working capital during the year ended December 31, 2022, was primarily attributable to a higher cash and cash equivalents balance resulting from net proceeds of approximately $172.6 million from our public offering in December 2022, $51.0 million from our December 2021 Distribution Agreement, $40.0 million development milestone payment from Novo Nordisk, and proceeds from stock option exercises of approximately $17.8 million, partially offset by cash use of $185.5 million for operating expenses (adjusted to exclude non-cash charges).
As of December 31, 2022, we had $710.4 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the December 2021 Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of December 31, 2022, $204.2 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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

Our cash and cash equivalents may also be potentially supplemented in the future by proceeds from our collaboration partners and milestone payments from Novo Nordisk. Pursuant to the Collaboration Agreement with Roche, we are eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Roche License Agreement for more information. Pursuant to the Collaboration Agreement with BMS (formerly Celgene), we are eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information. Pursuant to the share purchase agreement with Novo Nordisk, we are eligible to receive development and sales milestone payments. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information.

Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$(108,821)	$92,605	$(80,362)
Net cash used in investing activities	(464)	(575)	(196)
Net cash provided by financing activities	241,457	190,332	215
Net increase (decrease) in cash, cash equivalents and restricted cash	$132,172	$282,362	$(80,343)
Cash Used in Operating Activities
Net cash used in operating activities was $108.8 million for the year ended December 31, 2022, primarily due to the use of $185.5 million for operating expense (adjusted to exclude non-cash charges of approximately $26.9 million) and partially offset by a $40.0 million development milestone payment from Novo Nordisk.
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
Cash Used in Investing Activities
Net cash used in investing activities was $0.5 million, $0.6 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net cash used in investing activities for the years ended December 31, 2022, 2021 and 2020 was primarily related to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $241.5 million for the year ended December 31, 2022, primarily from net proceeds from issuances of ordinary shares pursuant to the December 2022 public offering of $172.6 million, net proceeds from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement of $51.0 million, and proceeds from issuances of ordinary shares upon exercises of stock options of $17.8 million.
Net cash provided by financing activities was $190.3 million for the year ended December 31, 2021, primarily from net proceeds from issuance of ordinary shares pursuant to our May 2021 Distribution Agreement (as discussed below) of $96.7 million, net proceeds from issuance of ordinary shares in public offering of $78.0 million, and proceeds from issuances of ordinary shares upon exercises of stock options of $15.5 million.
Net cash provided by financing activities was $0.2 million and for the year ended December 31, 2020, which was proceeds from issuances of ordinary shares upon exercises of stock options.
Off-Balance Sheet Arrangements
At December 31, 2022, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of December 31, 2022, consisted of minimum cash payments under operating leases of $21.3 million, purchase obligations of $11.5 million (of which $5.6 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.4 million (of which $29 thousand is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $6.5 million remains outstanding as of December 31, 2022. We sub-sublease approximately 46,641 square feet of the office and laboratory in South San Francisco, California to Assembly Biosciences, Inc. See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements for additional information regarding sub-sublease rental income.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had a term of one year. This lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless cancelled by us. In May 2022, we renewed the lease for another one year term starting August 2022.
In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $14.7 million remains outstanding as of December 31, 2022.

As of the filing date, the term of the sublease has not commenced as we did not have the right to use or control physical access to the facility, and therefore no accounting relating to the sublease has been recorded in the Balance Sheet as of December 31, 2022. We expect to have the right to use or control the access to the facility in the second half of 2023.
The following is a summary of our contractual obligations as of December 31, 2022 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases (1)	$21,332	$6,624	$2,707	$3,051	$3,158	$3,269	$2,523
Purchase obligations	11,467	11,382	85	—	—	—	—
Contractual obligations under license agreements	431	89	64	64	64	60	90
Total	$33,230	$18,095	$2,856	$3,115	$3,222	$3,329	$2,613

(1) See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2023 net cash used in operating and investing activities to be approximately $213 million to $229 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $397,000, $96,000, and $62,000 during the years ended December 31, 2022, 2021 and 2020, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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

In the future, we anticipate that our exposure to interest rate risk will primarily be related to our investment portfolio. We may invest any surplus funds in accordance with a policy approved by our board of directors which will specify the categories, allocations, and ratings of securities we may consider for investment. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating requirements. Our investment policy also specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors Prothena Corporation plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of Accrued Research and Development Costs

As discussed in Note 2 to the consolidated financial statements, research and development costs are expensed by the Company as incurred. As of December 31, 2022, the Company recognized accrued research and development costs of $10.8 million. Costs for certain development activities, such as clinical trials and contract manufacturing, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors, including clinical research organizations, investigative sites, and contract manufacturing organizations, on their actual costs incurred. Expense accruals related to clinical trials and contract manufacturing are recognized based on the Company’s estimate of the degree of completion of the events specified in the specific clinical study, trial contract, or manufacturing contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development.

We identified the evaluation of accrued research and development costs relating to clinical research organizations, investigative sites, and contract manufacturing organizations as a critical audit matter. These estimates are based on certain assumptions and inputs that can be challenging to assess, including the evaluation of the status of and costs incurred for manufacturing activities, outsourced research and development programs and project milestones achieved. Complex and subjective auditor judgment was involved in evaluating the status of the clinical trials and progress of manufacturing activities used to determine accrued research and development costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to accrued research and development costs. This included a control related to the development of the key assumptions listed above. For a sample of accrued research and development costs, we agreed the amount, duration and any key terms to the underlying contract. We examined underlying documentation and third-party evidence from clinical research organizations and contract manufacturing organizations and compared them to the assumptions and inputs that are described above. We assessed the Company’s estimate of costs incurred as of December 31, 2022, which included examining invoices received after December 31, 2022, but prior to the issuance of the Company’s consolidated financial statements. In addition, we inquired of the individuals who are responsible for monitoring and tracking the status of the clinical trials and contract manufacturing to understand the progress of the activities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012

San Francisco, California
February 28, 2023

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$710,406	$579,094
Prepaid expenses and other current assets	8,692	5,715
Total current assets	719,098	584,809
Non-current assets:
Property and equipment, net	1,731	2,012
Operating lease right-of-use assets	6,277	12,123
Deferred tax assets	18,204	7,071
Restricted cash, non-current	2,212	1,352
Other non-current assets	10,513	1,999
Total non-current assets	38,937	24,557
Total assets	$758,035	$609,366
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,270	$3,691
Accrued research and development	10,794	6,351
Deferred revenue, current	11,442	7,657
Lease liability, current	6,473	5,940
Other current liabilities	12,168	9,813
Total current liabilities	50,147	33,452
Non-current liabilities:
Deferred revenue, non-current	85,293	102,933
Lease liability, non-current	—	6,386
Other liabilities	553	553
Total non-current liabilities	85,846	109,872
Total liabilities	135,993	143,324
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares,€22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2022 and 2021
Issued and outstanding shares — none at December 31, 2022 and 2021
Ordinary shares, $0.01 par value:	521	466
Authorized shares — 100,000,000 at December 31, 2022 and 2021
Issued and outstanding shares — 52,103,608 and 46,660,294 at December 31, 2022 and 2021, respectively
Additional paid-in capital	1,454,524	1,181,630
Accumulated deficit	(833,003)	(716,054)
Total shareholders’ equity	622,042	466,042
Total liabilities and shareholders’ equity	$758,035	$609,366

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$13,855	$139,833	$564
Revenue from license and intellectual property	40,050	60,744	289
Total revenue	53,905	200,577	853
Operating expenses:
Research and development	135,562	82,284	74,884
General and administrative	49,900	46,318	38,703
Total operating expenses	185,462	128,602	113,587
Income (loss) from operations	(131,557)	71,975	(112,734)
Other income (expense):
Interest income	6,349	42	1,369
Other expense, net	(397)	(96)	(62)
Total other income (expense), net	5,952	(54)	1,307
Income (loss) before income taxes	(125,605)	71,921	(111,427)
Provision for (benefit from) income taxes	(8,656)	4,946	(283)
Net income (loss)	$(116,949)	$66,975	$(111,144)
Basic net income (loss) per ordinary share	$(2.47)	$1.51	$(2.78)
Diluted net income (loss) per ordinary share	$(2.47)	$1.38	$(2.78)
Shares used to compute basic net income (loss) per share	47,369	44,228	39,915
Shares used to compute diluted net income (loss) per share	47,369	48,464	39,915

See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(116,949)	$66,975	$(111,144)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	744	1,115	1,514
Share-based compensation	31,322	24,658	22,014
Deferred income taxes	(11,133)	4,573	(1,688)
Reduction in the carrying amount of right-of-use assets	5,997	5,688	5,463
Loss on disposal of fixed assets	1	—	—
Changes in operating assets and liabilities:
Prepaid and other assets	(10,809)	(4,748)	852
Deferred revenue	(13,855)	348	—
Accounts payable, accruals and other liabilities	11,865	(492)	7,728
Operating lease liabilities	(6,004)	(5,512)	(5,101)
Net cash provided by (used in) operating activities	(108,821)	92,605	(80,362)
Investing activities
Purchases of property and equipment	(464)	(575)	(196)
Net cash used in investing activities	(464)	(575)	(196)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	172,583	78,049	—
Proceeds from issuance of ordinary shares in at-the market offering, net	51,033	96,739	—
Proceeds from issuance of ordinary shares upon exercise of stock options	17,841	15,544	215
Net cash provided by financing activities	241,457	190,332	215
Net increase (decrease) in cash, cash equivalents and restricted cash	132,172	282,362	(80,343)
Cash, cash equivalents and restricted cash, beginning of the year	580,446	298,084	378,427
Cash, cash equivalents and restricted cash, end of the period	$712,618	$580,446	$298,084

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$2,659	$580	$1,367

Supplemental disclosures of non-cash investing and financing activities
Receivable from option exercises	$62	$13	$—
Right-of-use assets obtained in exchange for lease obligations	$151	$—	$—
At-the market offering costs included in accounts payable and accrued liabilities	$13	$—	$—
Public offering costs included in accounts payable and accrued liabilities	$220	$—	$—

See accompanying Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$710,406	$579,094	$295,380
Restricted cash, current	—	—	1,352
Restricted cash, non-current	2,212	1,352	1,352
Total cash, cash equivalents and restricted cash, end of the period	$712,618	$580,446	$298,084

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	39,898,561	$399	$944,407	$(671,885)	$272,921
Share-based compensation	—	—	22,014	—	22,014
Issuance of ordinary shares upon exercise of stock options	22,852	—	215	—	215
Net loss	—	—	—	(111,144)	(111,144)
Balances at December 31, 2020	39,921,413	399	966,636	(783,029)	184,006
Share-based compensation	—	—	24,658	—	24,658
Issuance of ordinary shares upon exercise of stock options	1,073,707	11	15,546	—	15,557
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,009	—	78,049
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $3.2 million	1,640,174	16	96,781	—	96,797
Net income	—	—	—	66,975	66,975
Balances at December 31, 2021	46,660,294	466	1,181,630	(716,054)	466,042
Share-based compensation	—	—	31,322	—	31,322
Issuance of ordinary shares upon exercise of stock options	1,282,086	14	17,876	—	17,890
Issuance of ordinary shares in public offering, net of issuance costs of $11.3 million	3,250,000	32	172,331		172,363
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $1.7 million	911,228	9	51,365	—	51,374
Net loss				(116,949)	(116,949)
Balances at December 31, 2022	52,103,608	$521	$1,454,524	$(833,003)	$622,042

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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases. The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business.
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2022, the Company had an accumulated deficit of $833.0 million and cash and cash equivalents of $710.4 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at December 31, 2022, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, its collaborations with Roche and BMS, its agreement with Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
2.Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-K and Regulations S-X statements. The Consolidated Financial Statements of Prothena Corporation plc are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation. These reclassifications have not changed the results of operations of prior periods.
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
Restricted Cash
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2022, the Company had $2.2 million of restricted cash held by a bank in certificates of deposit as collateral to standby letters of credit under certain operating leases. See Note 6, "Commitments and Contingencies" for additional information regarding our operating lease.
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
There were no impairment charges recorded during the years ended December 31, 2022, 2021 and 2020.
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
Revenue Recognition
The Company’s collaboration revenue includes revenue recognized for milestone payments and reimbursements under the Company’s License Agreement with Roche as well as revenue recognized under the Company’s Collaboration Agreement with BMS. The Company’s license and intellectual property revenue includes revenue from Novo Nordisk for the sale of intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline and milestones payments.

License, Option and Collaboration Revenue

The terms of license, option and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; option exercise fees; development, regulatory and commercial milestone payments; payments for manufacturing supply and research and development services and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

For contracts that contain multiple performance obligations, such as the Company’s License Agreement with Roche and the Collaboration Agreement with BMS, the Company accounts for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of each of Roche and BMS and their respective sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.

Revenue is recognized only when the Company satisfies an identified performance obligation by transferring a promised good or service to a customer (in the Company’s case, Roche and BMS). An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer.
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

At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. The Company considers such milestone payments as variable consideration with constraint and therefore recognizes the revenue from such milestone payments as collaboration revenue at point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.

Profit Share Revenue
For agreements, with profit sharing arrangements, the Company will record its share of the pre-tax commercial profit as collaboration revenue when the profit sharing can be reasonably estimated and that a significant revenue reversal will not occur in future periods.
Royalty Revenue
The Company will recognize revenue from royalties based on licensees' sales of the Company's products or products using the Company's technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and that a significant revenue reversal will not occur in future periods. There were no royalties earned during the years ended December 31, 2022, 2021 and 2020.
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
Incremental Costs to Obtain or Fulfill a Contract
For costs to obtain a contract, the Company will capitalize such amounts if they are incremental and expected to be recovered. Sales commissions directly related to obtaining new contracts will be capitalized unless the amortization period is one year or less, at which these costs will be recorded within selling and general administrative expenses. As of December 31, 2022, the Company does not have such costs capitalized in its Consolidated Balance Sheet.

Research and Development
Research and development costs are expensed as incurred. Such costs include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing prior to FDA approval and third-party service fees, including clinical research organizations, investigative sites and contract manufacturing organizations. The Company recognizes costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by our vendors on their actual costs incurred. The Company recognizes costs for contract manufacturing based on evaluation of the progress to completion of specific tasks. The objective of the Company’s accrual policy is to match the recording of the expenses in the Consolidated Financial Statements to the actual services the Company has received and efforts expended. As such, expense accruals related to clinical trials and contract manufacturing are recognized based on the Company’s estimate of the degree of completion of the events specified in the specific clinical study or trial contract or drug development and manufacturing contract, respectively. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.
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
Share-based Compensation
Share-based payment awards, including stock options and restricted stock units (RSUs), are measured at fair value as of the grant date and share-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. To determine the fair value of stock options, the Company uses the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. Judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk-free interest rate, expected term, expected volatility and expected dividend yield. The fair value of RSUs is based on the closing market price of the Company’s ordinary shares on the date of grant. Further, share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated based on historical experience. If actual forfeitures differ from estimates at the time of grant they will be revised in subsequent periods. The Company uses its historical volatility for the Company's stock to estimate expected volatility. If factors change and different assumptions are employed in determining the fair value of share-based awards, the share-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period (see Note 9, "Share-Based Compensation" for further information).
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
The Company’s significant tax jurisdictions are Ireland and the United States. Estimates are required in determining the Company’s provision for income taxes. Some of these estimates are based on management’s interpretations of jurisdiction-specific tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on the future effective income tax rate of the business. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past and future levels of R&D spending, the impact of accounting for share-based compensation, and changes in overall levels of income before taxes.
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
Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2022 and 2020, and therefore diluted net loss per share is equal to basic net loss per share. During the year ended December 31, 2021, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company places its cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $397,000, $96,000 and $62,000 during the years ended December 31, 2022, 2021 and 2020, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of December 31, 2022, and 2021, $1.7 million and $2.0 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
Recent Accounting Pronouncements
The Company has evaluated all recently issued or enacted accounting pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the consolidated financial statements.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $599.1 million and $480.5 million in money market funds included in cash and cash equivalents at December 31, 2022, and 2021, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid R&D expenses	$5,325	$3,859
Prepaid G&A expenses	1,597	1,077
Receivable from stock option exercises in-transit	62	13
Other	1,708	766
Prepaid and other current assets	$8,692	$5,715
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$9,901	$9,758
Leasehold improvements	1,498	1,393
Purchased computer software	1,500	1,322
	12,899	12,473
Less: accumulated depreciation and amortization	(11,168)	(10,461)
Property and equipment, net	$1,731	$2,012
Depreciation expense was $0.7 million, $1.1 million, and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Payroll and related expenses	$11,060	$8,644
Professional services	605	764
Other	503	405
Other current liabilities	$12,168	$9,813

5.Net Income (Loss) Per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2022 and 2020, and therefore diluted net loss per share is equal to basic net loss per share. During the year ended December 31, 2021, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income ( loss)	$(116,949)	$66,975	$(111,144)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	47,369	44,228	39,915
Dilutive stock options outstanding	—	4,236	—
Weighted-average ordinary shares outstanding used in per share calculations - diluted	47,369	48,464	39,915
Net income (loss) per share:
Basic net income (loss) per ordinary share	$(2.47)	$1.51	$(2.78)
Diluted net income (loss) per ordinary share	$(2.47)	$1.38	$(2.78)
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options to purchase ordinary shares	9,480	382	8,745
Restricted Stock Units (RSU)	23	—	—
Total	9,503	382	8,745
6.Commitments and Contingencies
Lease Commitments
The Company currently has three leases relating to its facilities in South San Francisco and Brisbane, California, and Dublin, Ireland.

Current South San Francisco Facility
The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 1 year that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016.
Total operating lease cost was $6.3 million, $6.3 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total cash paid against the operating lease liability was $6.3 million, $6.2 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The discount rate used to determine the lease liability was 4.25%.
The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of December 31, 2022, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of Current SSF Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the years ended December 31, 2022, 2021, and 2020, the Company recorded $2.9 million, $2.9 million and $2.9 million, respectively, of sub-lease rental income as an offset to its operating expenses.

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
New Brisbane Facility
On October 28, 2022, Prothena Biosciences Inc, a wholly owned subsidiary of the Company, entered into a noncancelable operating sublease (the "New Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “New Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The New Sublease became effective on October 28, 2022. The New Sublease provides that the Company's obligation to pay rent shall commence on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that is due upon execution of the New Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The New Sublease further provides that the Company is obligated to pay to the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to expand the sublease to include additional space by providing written notice prior to April 30, 2023. Additionally, the Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term.

The Company is entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the New Facility and to prepare for the Company's occupancy of the New Facility.
In conjunction with the New Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the New Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of December 31, 2022, none of the standby letter of credit amount of $0.9 million has been used.

As of December 31, 2022, the term of the New Sublease has not commenced as the Company did not have the right to use or control physical access to the New Facility, and therefore no right-of-use asset and lease liability relating to the New Sublease has been recorded in the Balance Sheet as of December 31, 2022.
Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of December 31, 2022, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2023	6,624	3,019
2024	2,707	—
2025	3,051	—
2026	3,158	—
2027	3,269	—
Thereafter	2,523	—
Total	$21,332	$3,019
Less: Present value adjustment	(151)
Lease commitments on New Sublease that has not yet commenced	(14,708)
Lease liability	$6,473

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2022, and 2021.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2022, the Company had non-cancelable purchase commitments to suppliers for $11.5 million of which $5.6 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.4 million of which $29 thousand is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2022 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Purchase Obligations (1)	$11,467	$11,382	$85	$—	$—	$—	$—
Contractual obligations under license agreements	431	89	64	64	64	60	90
Total	$11,898	$11,471	$149	$64	$64	$60	$90
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

As of December 31, 2022, and December 31, 2021, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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

Revenue and Expense Recognition

No collaboration revenue from Roche was recognized for the year ended December 31, 2022 as compared to $60.2 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. Through May 28, 2021, cost sharing payments to Roche were recorded as R&D expenses. The Company recognized nil in R&D expenses for payments made to Roche during the year ended December 31, 2022, as compared to $7.2 million and $17.4 million for the years ended December 31, 2021 and 2020, respectively. The Company had accounts receivable from Roche of nil at December 31, 2022, and 2021, respectively.
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

The Tau US License Agreement includes the following distinct performance obligations: (1) the delivery of the US License for tau/PRX005 Collaboration Target (“Tau US License Obligation”); and (2) the Company’s obligation to provide development activities under the development plan during Phase 1 clinical trials (the “Tau US Development Services Obligation”). Revenue allocated to the Tau US License Obligation is recognized when the Company has satisfied its obligation at a point in time, while the revenue allocated to the Tau US Development Services Obligation are recognized over time using an input-based model.

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

Revenue and Expense Recognition

For the year ended December 31, 2022, collaboration revenue from BMS recognized based on an input-based model included $13.9 million for Tau US Development Services Obligation recognized as collaboration revenue. For the years ended December 31, 2021, collaboration revenue included $77.5 million in US License revenue and $2.2 million for Tau US Development Services Obligation for a total of $79.7 million in collaboration revenue. As of December 31, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $11.4 million. The Company had no accounts receivable from BMS at December 31, 2022, and December 31, 2021, respectively.
Deferred Revenue

The deferred revenue balance at the beginning of the fiscal year was $110.6 million of which $13.9 million was recognized as revenue related to the Tau US Development Services Obligation performed during the year ended December 31, 2022. As of December 31, 2022, the deferred revenue balance was $96.7 million, of which $11.4 million was current and the balance of $85.3 million was long term deferred revenue. The deferred revenue balance as of December 31, 2022, includes amounts deferred related to outstanding US Rights and Global Rights of $85.3 million and unsatisfied performance obligations for the US Rights for the tau/PRX005 program of $11.4 million.

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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the years ended December 31, 2022 and 2021.

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
The upfront payment of $60.0 million was accounted for as revenue for the year ended December 31, 2021. In addition to the upfront payment, Novo Nordisk agreed to pay for certain out of pocket expenses under the Transition Services Agreement, which netted to $0.7 million after closing adjustments related to the sale of the ATTR amyloidosis business and pipeline.

Contingent Consideration /Milestone Accounting
In December 2022, the Company received a $40.0 million development milestone payment related to the continued advancement of NNC6019 in a Phase 2 clinical study for the treatment of ATTR cardiomyopathy. This amount was accounted for as revenue from license and intellectual property for the year ended December 31, 2022.
The Company is eligible to receive additional development and sales milestone payments from Novo Nordisk totaling up to $1.13 billion upon achievement of certain specified development and commercial sales milestones under the share purchase agreement.
The Company excluded the milestone payments in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
Revenue Recognition
Total revenue recognized related to the transaction during the year ended December 31, 2022 and 2021 was $40.0 million and $60.7 million, respectively. The Company had no accounts receivable from Novo Nordisk as of December 31, 2022 and 2021, respectively.

8.Shareholders' Equity

Ordinary Shares

As of December 31, 2022, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 52,103,608 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.

Euro Deferred Shares

As of December 31, 2022, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2022. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

March 2021 Offering

In March 2021, the Company completed an underwritten public offering of an aggregate of 4,025,000 of its ordinary shares at a public offering price of $20.75 per ordinary share. The Company received aggregate net proceeds of approximately $78.0 million, after deducting the underwriting discount and offering costs.

December 2022 Offering

In December 2022, the Company completed an underwritten public offering of an aggregate of 3,250,000 of its ordinary shares at a public offering price of $56.50 per ordinary share. The Company received aggregate net proceeds of approximately $172.4 million, after deducting the underwriting discount and offering costs.

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
In December 2021, the Company entered into an Equity Distribution Agreement (the “December 2021 Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with entering into the December 2021 Distribution Agreement, on December 23, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $250.0 million of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement. For the year ended December 31, 2022, the Company sold and issued 911,228 ordinary shares, pursuant to the December 2021 Distribution Agreement, for total gross proceeds of approximately $53.1 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $1.7 million.
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

In May 2022, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of December 31, 2022, the number of ordinary shares authorized under the 2018 LTIP was 12,614,183. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of December 31, 2022, the number of ordinary shares authorized under the 2020 EIIP was 1,470,000 and 70,000 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company granted 2,309,436, 3,530,477 (1,372,587 of which were replacement options granted pursuant to the Option Exchange, as discussed below) and 2,108,950 options during the years ended December 31, 2022, 2021 and 2020, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years, while RSUs vest over two years. As of December 31, 2022, 3,104,093 ordinary shares remained available for grant under its equity plans, 23,000 RSUs were outstanding and unvested, and options to purchase 9,479,998 ordinary shares in aggregate under the Company’s equity plans were outstanding with a weighted-average exercise price of approximately $23.16 per share.

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

As share-based compensation expense recognized in the Consolidated Financial Statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures were estimated based on estimated future turnover and historical experience. The estimated forfeiture rate as of December 31, 2022 was 8%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

Share-based compensation expense will continue to have an adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The amount of unearned share-based compensation currently estimated to be expensed from now through the year 2026 related to unvested stock options at December 31, 2022, is $70.0 million. The weighted-average period over which the unearned share-based compensation related to stock options is expected to be recognized is 2.58 years.

Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020, respectively, was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$14,805	$9,514	$8,214
General and administrative	16,517	15,144	13,800
Total share-based compensation expense	$31,322	$24,658	$22,014
The Company recognized tax benefits from share-based awards of $5.8 million, $4.7 million, and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
With the exception of the options granted pursuant to the Option Exchange, the fair value of the options granted to employees and non-employee directors during the years ended December 31, 2022, 2021 and 2020, respectively was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	82.4%	81.7%	80.9%
Risk-free interest rate	2.2%	1.0%	0.9%
Expected dividend yield	—%	—%	—%
Expected life (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$23.43	$21.39	$8.12
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.
The following table summarizes the Company’s stock option activity during the year ended December 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,684,322	$19.20	6.98	$269,182
Granted	2,309,436	33.13
Exercised	(1,282,086)	13.95
Forfeited	(231,674)	25.20
Expired	—	—
Outstanding at December 31, 2022	9,479,998	$23.16	6.82	$354,856
Vested and expected to vest at December 31, 2022	9,129,523	$22.80	6.74	$344,875
Vested at December 31, 2022	5,639,807	$18.40	5.59	$236,928

The total intrinsic value of options exercised was $49.2 million, $33.9 million and $0.1 million during the years ended December 31, 2022, 2021 and 2020, respectively, determined as of the date of exercise.

The following table summarizes the activity and related information for RSUs during the year ended December 31, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	—	$—
Units Granted	23,000	60.89
Units Vested	—	—
Units Forfeited	—	—
Outstanding at December 31, 2022	23,000	$60.89	1.67	$1,386

In 2022, the Company granted RSUs covering an equal number of Prothena’s ordinary shares to employees with a weighted-average grant date fair value of $60.89. The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). The total fair value of shares vested during the year ended December 31, 2022 was nil. As of December 31, 2022, total compensation cost not yet recognized related to unvested RSUs was $1.3 million, which is expected to be recognized over a weighted-average period of 1.92 years. RSUs settle into ordinary shares upon vesting.

The following table summarizes information about the Company’s options outstanding as of December 31, 2022:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.41	$11.33	955,935	6.50	$10.35	697,556	$10.18
11.37	12.72	954,497	6.90	12.18	651,056	12.16
12.76	13.53	613,160	5.71	13.53	584,708	13.53
15.04	15.04	1,504,734	5.21	15.04	1,504,734	15.04
16.43	22.60	983,805	7.93	22.22	462,880	21.80
22.85	22.85	1,141,705	3.87	22.85	1,141,705	22.85
23.97	29.81	1,023,350	7.76	26.63	361,931	26.72
30.63	30.63	58,750	9.10	30.63	—	—
32.45	32.45	1,422,825	9.12	32.45	—	—
33.10	70.81	821,237	8.33	53.49	235,237	52.66
$6.41	$70.81	9,479,998	6.82	$23.16	5,639,807	$18.40

10. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Ireland	$(119,571)	$65,456	$(116,981)
Switzerland	—	—	8
U.S.	(6,034)	6,465	5,546
Income (loss) before provision for income taxes	$(125,605)	$71,921	$(111,427)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$2,422	$356	$1,402
U.S. State	55	16	2
Switzerland	—	—	1
Ireland	—	—	—
Total current provision	$2,477	$372	$1,405
Deferred:
U.S. Federal	$(11,039)	$4,581	$(1,688)
U.S. State	(94)	(7)	—
Switzerland	—	—	—
Ireland	—	—	—
Total deferred benefit	$(11,133)	$4,574	$(1,688)
Provision for (benefit from) income taxes	$(8,656)	$4,946	$(283)
The Company recorded a net tax shortfall (windfall) of $(3.2) million, $(2.3) million, and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, all of which were recorded as part of its income tax provision in the Consolidated Statements of Operations.
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

	Year Ended December 31,
	2022	2021	2020
Taxes at the Irish statutory tax rate of 12.5%	$(15,700)	$8,990	$(13,928)
Income tax at rates other than applicable statutory rate	(2,338)	(398)	(3,402)
Change in valuation allowance	22,681	4,108	16,266
Share-based payments	518	5,173	3,409
Tax credits	(8,949)	(5,355)	(2,786)
Income not subject to tax	(5,000)	(7,587)	—
Other	132	15	158
Provision for (benefit from) income taxes	$(8,656)	$4,946	$(283)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s net deferred tax assets as of December 31, 2022, and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$136,487	$115,424
Tax credits	23,193	17,552
Lease liability	1,398	2,670
Accruals and other	1,587	1,017
Capitalized R&D	10,544	—
Share-based compensation	7,628	7,114
Gross deferred tax assets	180,837	143,777
Valuation allowance	(161,098)	(133,845)
Net deferred tax assets	19,739	9,932
Deferred tax liability:
Operating lease right-of-use assets	(1,355)	(2,626)
Fixed Assets	(180)	(235)
Net deferred tax assets	$18,204	$7,071

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

For the year ended December 31, 2022, the Company recorded an increase in DTA of $11.1 million, primarily due to Section 174 R&D Capitalization requirements of $10.5 million, which became effective in 2022. For the year ended December 31, 2021, the Company recorded a reduction in DTA of $4.6 million, primarily due to changes in the Company’s 162(m) limitations of $3.5 million as a result of the Company’s option exchange program that closed on February 12, 2021, which was considered a material modification from a tax perspective, and a $1.0 million DTA reduction related to the American Rescue Plan Act, which expanded the list of covered employees.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that certain deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $161.1 million against its deferred tax assets as of December 31, 2022, primarily in relation to deferred tax assets arising from tax credits and net operating losses. The deferred tax assets recognized net of the valuation allowance, $18.2 million as of December 31, 2022, consisted predominantly of U.S. federal temporary differences. Due to expected future U.S. operating income, the Company expects to realize such deferred tax assets. The net increase of $27.3 million in the valuation allowance during the year ended December 31, 2022, was primarily due to Irish net operating losses.

As of December 31, 2022, certain of the Company’s Irish entities had trading loss carryovers of $956.9 million and non-trading loss carryovers of $32.9 million, each of which can be carried forward indefinitely. Trading losses are available against income from the same trade/trades while non-trading losses (excess management expenses) are available against future investment income in the company in which they arise. In addition, as of December 31, 2022, the Company had state net operating loss carryforwards of approximately $97.7 million, which are available to reduce future taxable income, if any, for the Company’s U.S. subsidiary. If not utilized, the state net operating loss carryforward begins expiring in 2032.

The Company also has federal and California research and development credit carryforwards of $17.8 million and $17.0 million, respectively, at December 31, 2022. The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities. The federal research and development credit carryforwards will expire starting in 2038 if not utilized. The California tax credits can be carried forward indefinitely.

Cumulative unremitted earnings of the Company’s U.S. subsidiaries total approximately $143.3 million at December 31, 2022. The Company's U.S. subsidiaries' cash balances at December 31, 2022, are committed for its working capital needs. No provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries as the Company considers the U.S. earnings to be indefinitely reinvested.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2022	2021
Gross Unrecognized Tax Benefits at January 1	$8,329	$7,252
Additions for tax positions taken in the current year	2,243	1,342
Additions for tax positions taken in the prior year	992	—
Reductions for tax positions taken in the prior year	—	(265)
Gross Unrecognized Tax Benefits at December 31	$11,564	$8,329
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2022, would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2022, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2013 to 2022 remain subject to examination by the U.S taxing authorities and the tax years 2017 to 2022 remain subject to examination by the Irish taxing authorities as of December 31, 2022.

11. Employee Retirement Plan

In the U.S., the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (the “IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit-sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions of $1.3 million, $0.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In Europe, the Company recorded total expense for employer contribution of $133,000, $73,000 and $32,000 in the years ended December 31, 2022, 2021 and 2020, respectively. In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee's eligible earnings.

12. Subsequent Event

In January 2023, the Company issued an additional 395,096 ordinary shares resulting from the underwriters partial exercise of their 30-day option to purchase up to an additional 487,500 ordinary shares of as part of the December 2022 underwritten public offering. The Company received approximately $21.0 million proceeds from the exercise, net of underwriting discount but before deducting any offering costs.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 16, 2023 (our “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:
•Proposal No. 1 - Election of Directors
•Corporate Governance and Board Matters
•Delinquent Section 16(a) Reports
Information about Our Executive Officers
Following is certain information regarding our executive officers.

Name	Age	Position(s)	Since
Gene G. Kinney	54	President and Chief Executive Officer, Director	2016
Hideki Garren	59	Chief Medical Officer	2021
Carol D. Karp	70	Chief Regulatory Officer	2016
Michael J. Malecek	57	Chief Legal Officer and Company Secretary	2019
Tran B. Nguyen	49	Chief Financial Officer	2013
		Chief Strategy Officer	2021
Brandon S. Smith	48	Chief Operating Officer	2021
Karin L. Walker	59	Chief Accounting Officer	2013
Wagner M. Zago	50	Chief Scientific Officer	2017
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
Hideki Garren, M.D., Ph.D., has served as our Chief Medical Officer since April 2021. Prior to joining Prothena, between 2013 and 2021, Dr. Garren was with F. Hoffmann-La Roche Ltd. (Roche) & Genentech Inc. and most recently served as Vice President, Global Head of Neuroimmunology with responsibility for leading Roche’s Neuroimmunology franchise team. Prior to Roche, between 2011 and 2013, Dr. Garren held the role of Executive Director, Translational Medicine Expert in Neuroscience with Novartis Pharma. Dr. Garren also served as Co-Founder, Executive Vice President, Chief Scientific Officer, and Chief Operating Officer of Bayhill Therapeutics, Inc., a company he started in 2002 based on a technology platform he co-invented while at Stanford University. He serves as a director of Coya Therapeutics, Inc. (a publicly traded biotechnology company). Dr. Garren earned his Bachelor of Science from the California Institute of Technology and his MD and PhD from the University of California, Los Angeles (UCLA). He completed his internship in internal medicine at UCLA, and his residency in neurology and fellowship in neuroimmunology at Stanford University.
Carol D. Karp has served as our Chief Regulatory Officer since 2016. Prior to joining Prothena, she was an independent regulatory consultant to biotechnology and pharmaceutical companies. From 2013 to 2014, Ms. Karp was Senior Vice President, Regulatory Affairs and Compliance at Esperion Therapeutics, Inc., and from 2010 to 2013, she was Vice President,

Head of Global Regulatory Affairs, Pharmacovigilance & Risk Management at Janssen Alzheimer Immunotherapy, a Johnson & Johnson Company. Previously, Ms. Karp held senior regulatory positions at CV Therapeutics, Inc., PowderJect Technologies, VIVUS, Inc., Cygnus, Inc., and Janssen Pharmaceutica. She earned her BA in Biology from the University of Rochester, where she is Vice Chair of the Board of Trustees.
Michael J. Malecek has served as our Chief Legal Officer since 2019. Prior to joining Prothena in 2019, he was Vice President, Deputy General Counsel, Intellectual Property and Litigation of Snowflake (a data warehouse company) from 2018. From 2010 to 2018, he was a Partner at Arnold & Porter Kaye Scholer LLP. From 2008 to 2010, Mr. Malecek was Partner at Dewey & LeBoeuf, LLP. From 2002-2008, he was Vice President and Chief Advocacy Counsel at Affymetrix. Mr. Malecek earned his BA in American Studies from Yale University and his JD from the University of Virginia School of Law.
Tran B. Nguyen has served as our Chief Strategy Officer since September 2021 and as our Chief Financial Officer since 2013. He served as our Chief Operating Officer from June 2018 to September 2021. He has over 20 years of finance experience in the biotechnology, banking, and private equity industries. Prior to joining Prothena in 2013, Mr. Nguyen was the Chief Financial Officer at Somaxon Pharmaceuticals, Inc. from 2010 until its sale in 2013. He was Chief Financial Officer at Metabasis Therapeutics, Inc. from 2009 until its sale in 2010. From 2007 to 2009, he was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc., and from 2004 to 2007 he served in various capacities as a healthcare investment banker at Lehman Brothers, Inc. Mr. Nguyen serves as a director of Rain Oncology Inc. (a publicly traded biotechnology company). He earned his BA in Economics and Psychology from Claremont McKenna College and his MBA from the Anderson School of Management at the University of California, Los Angeles.
Brandon S. Smith has served as our Chief Operating Officer since September 2021. He served as our Chief Business Officer from March 2020 to September 2021. Prior to joining Prothena in 2020, he was Chief Operating Officer at Iconic Therapeutics, Inc. (a biopharmaceutical company) from 2017 to 2020. From 2012 to 2017, Mr. Smith held senior positions at Impax Laboratories, LLC (a specialty pharmaceutical company), including Senior Vice President, and Vice President of Corporate Development and Strategy. Mr. Smith also held several positions of increasing responsibility at Amgen Inc. between 2005 and 2012, including Executive Director, Biosimilars Strategy, Director, Strategy and Corporate Development and Director Operations Strategy. Mr. Smith was also a Consultant and Project Leader at The Boston Consulting Group between 2002 and 2005. Mr. Smith earned his BS in Chemical Engineering at the University of Michigan and his MBA at The University of Texas at Austin McCombs Graduate School of Business.
Karin L. Walker has served as our Chief Accounting Officer since 2013. Prior to joining Prothena in 2013, she was Vice President, Finance and Chief Accounting Officer of Affymax, Inc., a position she held from 2012 to 2013. From 2009 to 2012, Ms. Walker was Vice President, Finance and Corporate Controller at Amyris Inc. From 2006 to 2009, she was Vice President, Finance and Corporate Controller for CV Therapeutics, Inc. Ms. Walker also held senior financial leadership positions at Knight Ridder Digital, Accellion, Niku Corporation, Financial Engines, Inc. and NeoMagic Corporation. Ms. Walker serves on the board of Cylcacel Pharmaceutical Inc. (a publicly traded clinical-stage oncology company) and served on the board of LifeSci Acquisition Corp. (a publicly traded special purpose acquisition company) in 2020. She earned her BS in business from the California State Polytechnic University, San Luis Obispo, and is a certified public accountant.
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
		10-Q	001-35676	5/6/2020	10.4(a)

10.7(b)+	License Agreement, dated as of March 1, 2020, between Prothena Biosciences Limited and F. Hoffmann-La Roche Ltd.	10-Q	001-35676	5/6/2020	10.4(b)

10.8†	Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q/A	001-35676	8/17/2018	10.3

10.9+	Share Subscription Agreement, dated as of March 20, 2018, between Celgene Switzerland LLC and Prothena Corporation plc	10-Q	001-35676	5/9/2018	10.4

10.10+	U.S. License Agreement, dated as of July 30, 2021, as amended on August 12, 2021 and September 8, 2021, by and between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	11/4/2021	10.5

10.11+	Share Purchase Agreement, dated as of July 8, 2021, by and among Novo Nordisk A/S, Novo Nordisk Region Europe A/S, Prothena Corporation plc, and Prothena Biosciences Limited	10-Q	001-35676	11/4/2021	10.4

10.12†	Master Process Development and Clinical Supply Agreement, dated as of June 23, 2010, as amended August 1, 2011, among Elan Pharma International Limited, Neotope Biosciences Limited and Boehringer Ingelheim Pharma GmbH & Co. KG	10-Q	001-35676	8/13/2013	10.3

10.13(a)	Sublease, dated as of March 22, 2016, between Prothena Biosciences Inc and Amgen Inc.	10-Q	001-35676	5/4/2016	10.2(a)

10.13(b)	Consent to Sublease Agreement, dated as of March 28, 2016, among Prothena Biosciences Inc, Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	5/4/2016	10.2(b)

10.14(a)	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences Inc and Assembly Biosciences, Inc.	10-Q	001-35676	11/6/2018	10.2(a)

10.14(b)	Consent to Sub-Sublease, dated as of September 19, 2018, among Prothena Biosciences Inc, Assembly Biosciences, Inc., Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	11/6/2018	10.2(b)

10.15(a)	Sublease, dated as of October 28, 2022, by and between Arcus Biosciences, Inc. and Prothena Biosciences Inc.					X

10.15(b)	Consent to Sublease Agreement, dated as of October 28, 2022, by and among HCP LS Brisbane, LLC, Arcus Biosciences, Inc., and Prothena Biosciences Inc.					X

10.16#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/23/2017	10.1

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.17#	Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/18/2018	10.1

10.18#	First Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/22/2020	10.1

10.19#	Second Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/21/2021	10.1

10.20#	Third Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/20/2022	10.1

10.21#	Prothena Corporation plc 2020 Employment Inducement Incentive Plan	10-Q	001-35676	5/6/2020	10.2

10.22#	First through Thirteenth Amendments to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

10.23#	Prothena Corporation plc Amended and Restated Incentive Compensation Plan	10-Q	001-35676	5/9/2017	10.1

10.24#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

10.25#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.26#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.27#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning May 16, 2018)	10-Q	001-35676	8/7/2018	10.2

10.28#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

10.29#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.30#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning June 21, 2018)	10-Q	001-35676	8/7/2018	10.3

10.31 #	Form of Option Award Agreement under the Prothena Corporation plc 2020 Employment Inducement Incentive Plan (used beginning March 2, 2020)	10-Q	001-35676	8/6/2020	10.3

10.32#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.33#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.34#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.35#	Offer letter, dated December 5, 2016, between Prothena Biosciences Inc and Carol D. Karp	10-K	001-35676	2/27/2017	10.28

10.36#	Promotion letter, dated June 9, 2017, between Prothena Biosciences Inc and Wagner M. Zago	10-Q	001-35676	8/9/2017	10.3

10.37#	Promotion letter, dated December 11, 2018, between Prothena Biosciences Inc and Radhika Tripuraneni	10-K	001-35676	3/15/2019	10.35

10.38#	Offer letter, dated June 4, 2019, between Prothena Biosciences Inc and Michael J. Malecek	10-Q	001-35676	8/6/2019	10.1

10.39#	Offer Letter, dated February 18, 2020, between Prothena Biosciences Inc and Brandon S. Smith	10-Q	001-35676	5/6/2020	10.1

10.40#	Offer Letter, dated March 18, 2021, between Prothena Biosciences Inc and Hideki Garren	10-Q	001-35676	5/11/2021	10.1

10.41#	Consulting Agreement, dated October 1, 2022, between Prothena Biosciences Inc and Dennis J. Selkoe	10-Q	001-35676	11/3/2022	10.4

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Dated:	February 28, 2023	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/ Gene G. Kinney	President and Chief Executive Officer	February 28, 2023
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/ Tran B. Nguyen	Chief Strategy Officer and Chief Financial Officer	February 28, 2023
Tran B. Nguyen	(Principal Financial Officer)

/s/ Karin L. Walker	Chief Accounting Officer	February 28, 2023
Karin L. Walker	(Principal Accounting Officer)

/s/ Lars G. Ekman	Chairman of the Board	February 28, 2023
Lars G. Ekman, M.D., Ph.D.

/s/ Paula K. Cobb	Director	February 28, 2023
Paula K. Cobb

/s/ Richard T. Collier	Director	February 28, 2023
Richard T. Collier

/s/ Shane M. Cooke	Director	February 28, 2023
Shane M. Cooke

/s/ K. Anders O. Härfstrand	Director	February 28, 2023
K. Anders O. Härfstrand, M.D., Ph.D.

/s/ Helen S. Kim	Director	February 28, 2023
Helen S. Kim

/s/ Oleg Nodelman	Director	February 28, 2023
Oleg Nodelman

/s/ Sanjiv K. Patel	Director	February 28, 2023
Sanjiv K. Patel, MBBS

/s/ Dennis J. Selkoe	Director	February 28, 2023
Dennis J. Selkoe, M.D.