Form 10-Q
period 2023-03-31
PROTHENA CORP PUBLIC LTD CO
filed 2023-05-04
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 52,751,775 as of April 28, 2023.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2023

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; plans for future clinical studies of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; our collaborations with F.Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline; and our anticipated need for additional capital.
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
Except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this Quarterly Report on Form 10-Q, including without limitation:
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

i

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$686,184	$710,406
Prepaid expenses and other current assets	14,159	8,692
Total current assets	700,343	719,098
Non-current assets:
Property and equipment, net	1,924	1,731
Operating lease right-of-use assets	4,719	6,277
Deferred tax assets	21,433	18,204
Restricted cash, non-current	2,212	2,212
Other non-current assets	10,955	10,513
Total non-current assets	41,243	38,937
Total assets	$741,586	$758,035
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,523	$9,270
Accrued research and development	14,156	10,794
Deferred revenue, current	9,323	11,442
Lease liability, current	4,885	6,473
Other current liabilities	7,997	12,168
Total current liabilities	48,884	50,147
Non-current liabilities:
Deferred revenue, non-current	85,293	85,293
Other liabilities	—	553
Total non-current liabilities	85,293	85,846
Total liabilities	134,177	135,993
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2023 and December 31, 2022
Issued and outstanding shares — none at March 31, 2023 and December 31, 2022
Ordinary shares, $0.01 par value:	527	521
Authorized shares — 100,000,000 at March 31, 2023 and December 31, 2022
Issued and outstanding shares 52,678,178 and 52,103,608 at March 31, 2023 and December 31, 2022, respectively
Additional paid-in capital	1,486,749	1,454,524
Accumulated deficit	(879,867)	(833,003)
Total shareholders’ equity	607,409	622,042
Total liabilities and shareholders’ equity	$741,586	$758,035

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$2,119	$1,103
Revenue from license and intellectual property	50	50
Total revenue	2,169	1,153
Operating expenses:
Research and development	44,756	27,262
General and administrative	13,738	11,835
Total operating expenses	58,494	39,097
Loss from operations	(56,325)	(37,944)
Other income (expense):
Interest income	6,690	53
Other expense, net	(141)	(70)
Total other income (expense), net	6,549	(17)
Loss before income taxes	(49,776)	(37,961)
Benefit from income taxes	(2,912)	(1,671)
Net loss	$(46,864)	$(36,290)
Basic net loss per ordinary share	$(0.89)	$(0.78)
Diluted net loss per ordinary share	$(0.89)	$(0.78)
Shares used to compute basic net loss per share	52,501	46,704
Shares used to compute diluted net loss per share	52,501	46,704
See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(46,864)	$(36,290)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	201	182
Share-based compensation	8,790	7,660
Deferred income taxes	(3,229)	(2,521)
Reduction in the carrying amount of right-of-use assets	1,558	1,459
Changes in operating assets and liabilities:
Prepaid and other assets	(5,935)	(7,104)
Deferred revenue	(2,119)	(1,104)
Accounts payable, accruals and other liabilities	1,728	1,745
Operating lease liabilities	(1,588)	(1,442)
Net cash used in operating activities	(47,458)	(37,415)
Investing activities
Purchases of property and equipment	(48)	(22)
Net cash used in investing activities	(48)	(22)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	20,722	—
Payment of issuance costs associated with ordinary shares issued in at-the market offering	(40)	(151)
Proceeds from issuance of ordinary shares upon exercise of stock options	2,602	1,488
Net cash provided by financing activities	23,284	1,337
Net decrease in cash, cash equivalents and restricted cash	(24,222)	(36,100)
Cash, cash equivalents and restricted cash, beginning of the year	712,618	580,446
Cash, cash equivalents and restricted cash, end of the period	$688,396	$544,346

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$—	$9

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$345	$13
At-the market offering costs included in accounts payable and accrued liabilities	$2	$—
Public offering costs included in accounts payable and accrued liabilities	$35	$—
 See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$686,184	$542,994
Restricted cash, current	—	—
Restricted cash, non-current	2,212	1,352
Total cash, cash equivalents and restricted cash, end of the period	$688,396	$544,346

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2023
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	52,103,608	$521	$1,454,524	$(833,003)	$622,042
Share-based compensation			8,790		8,790
Issuance of ordinary shares upon exercise of stock options	179,474	2	2,538		2,540
Issuance of ordinary shares from the underwriters partial exercise of their 30-day option to purchase additional shares as part of the December 2022 public offering, net of issuance costs of $1.4 million	395,096	$4	20,897	—	20,901
Net loss				(46,864)	(46,864)
Balances at March 31, 2023	52,678,178	$527	$1,486,749	$(879,867)	$607,409

	Three Months Ended March 31, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	46,660,294	$466	$1,181,630	$(716,054)	$466,042
Share-based compensation			7,660		7,660
Issuance of ordinary shares upon exercise of stock options	89,472	1	1,474		1,475
Net loss				(36,290)	(36,290)
Balances at March 31, 2022	46,749,766	$467	$1,190,764	$(752,344)	$438,887
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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases. The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business (NNC6019, formerly PRX004).
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of March 31, 2023, the Company had an accumulated deficit of $879.9 million and cash and cash equivalents of $686.2 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at March 31, 2023, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, Bristol Myers Squibb, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans, and other collaborative agreements with corporate partners or other arrangements.
2.Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 Form 10-K”). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2023, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

Concentration of Credit Risks and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company places its cash equivalents with multiple major and reputable financial institutions. To minimize our risk the Company and its subsidiaries invest pursuant to a Board approved investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The majority of cash and cash equivalents are invested in liquid money market funds. Cash deposits held with banks may exceed the amount of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $141,000 and $70,000 during the three months ended March 31, 2023 and 2022, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of March 31, 2023, and December 31, 2022, approximately $1.9 million and $1.7 million, respectively, of the Company’s property and equipment, net were held in the U.S. and nominal amount were in Ireland.
The Company is subject to a number of risks similar to other late-stage clinical biotechnology companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its drug candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s drug candidates, its right to develop and commercialize its drug candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, and the need to secure and maintain adequate clinical trial management, manufacturing, packaging, labeling, storage, testing, and distribution arrangements with third parties. The Company also relies on third party consultants to assist in managing these third parties and assist with its clinical trial operations and manufacturing. If the Company does not successfully commercialize or partner any of its drug candidates, it will be unable to generate product revenue or achieve profitability. Further, the Company is also subject to broad market risks and uncertainties resulting from recent events, such as the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, rising interest rates, and recession risks, as well as supply chain and labor shortages.
Segments
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews all financial information on a consolidated basis.

Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2023 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $664.7 million and $599.1 million in money market funds included in cash and cash equivalents at March 31, 2023, and December 31, 2022, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid and Other Current Assets

	March 31,	December 31,
	2023	2022
Prepaid R&D expenses	$6,828	$5,325
Prepaid G&A expenses	4,061	1,597
Receivable from stock option exercises in-transit	—	62
Other	3,270	1,708
Prepaid and other current assets	$14,159	$8,692

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Machinery and equipment	$10,179	$9,901
Leasehold improvements	1,498	1,498
Purchased computer software	1,615	1,500
	13,292	12,899
Less: accumulated depreciation and amortization	(11,368)	(11,168)
Property and equipment, net	$1,924	$1,731

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and related expenses	$5,638	$11,060
Professional services	534	605
Other	1,825	503
Other current liabilities	$7,997	$12,168

5.Net Income (Loss) Per Ordinary Share

Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2023 and 2022, and therefore diluted net loss per share is equal to basic net loss per share.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(46,864)	$(36,290)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	52,501	46,704
Weighted-average ordinary shares outstanding used in per share calculations - diluted	52,501	46,704
Net income (loss) per share:
Basic net loss per ordinary share	$(0.89)	$(0.78)
Diluted net loss per ordinary share	$(0.89)	$(0.78)

The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options to purchase ordinary shares	10,471	10,319
Restricted Stock Units (RSU)	23	—
Total	10,494	10,319

6. Commitments and Contingencies
Lease Commitments
The Company currently has three leases relating to its facilities in South San Francisco and Brisbane, California, and Dublin, Ireland.

Current South San Francisco Facility
The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 0.75 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016.

Total operating lease cost was $1.6 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. Total cash paid against the operating lease liability was $1.6 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.
The discount rate used to determine the lease liability was 4.25%
The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of March 31, 2023, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of Current South San Francisco Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three months ended March 31, 2023 and 2022, the Company recorded $0.7 million and $0.7 million, respectively, of sub-lease rental income as an offset to its operating expenses.

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
New Brisbane Facility
On October 28, 2022, Prothena Biosciences Inc, a wholly owned subsidiary of the Company, entered into a noncancelable operating sublease (the "New Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “New Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The New Sublease became effective on October 28, 2022. The New Sublease provides that the Company's obligation to pay rent shall commence on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the New Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The New Sublease further provides that the Company is obligated to pay to the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term.

The Company is entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the New Facility and to prepare for the Company's occupancy of the New Facility.
In conjunction with the New Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the New Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of March 31, 2023, none of the standby letter of credit amount of $0.9 million has been used.

As of March 31, 2023, the term of the New Sublease has not commenced as the Company did not have the right to use or control physical access to the New Facility, and therefore no right-of-use asset and lease liability relating to the New Sublease has been recorded in the Balance Sheet as of March 31, 2023.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of March 31, 2023, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2023 (9 months)	4,972	2,239
2024	2,707	—
2025	3,051	—
2026	3,158	—
2027	3,269	—
Thereafter	2,523	—
Total	$19,680	$2,239
Less: Present value adjustment	(87)
Lease commitments on New Sublease that has not yet commenced	(14,708)
Lease liability	$4,885

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2023, and 2022.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2023, the Company had non-cancelable purchase commitments to suppliers for $15.7 million of which $7.1 million is included in accrued current liabilities, and contractual obligations under license agreements of $0.4 million of which nil is included in accrued current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2023 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Purchase Obligations (1)	$15,746	$15,661	$85	$—	$—	$—	$—
Contractual obligations under license agreements	402	64	64	64	60	60	90
Total	$16,148	$15,725	$149	$64	$60	$60	$90
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
The Company initiated a Phase 1 study for prasinezumab in 2014. Following the Phase 1 studies, Roche became primarily responsible for developing, obtaining and maintaining regulatory approval for and commercializing Licensed Products. Roche also became responsible for the clinical and commercial manufacture and supply of Licensed Products.
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

As of March 31, 2023, and December 31, 2022, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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

The best estimate of selling price for the US License for tau/PRX005 was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the license included the market opportunity for commercialization of tau/PRX005, the probability of successfully developing/commercializing PRX005, the remaining development costs for tau/PRX005, and the estimated time to commercialization of tau/PRX005. Based on the relative selling price method, the amount that the Company allocated to the performance obligations is as follows: $77.5 million to the license to be recognized concurrent with the delivery of the license; and $27.5 million as development services to be recognized based on percentage of completion over the service period estimated to be from 2021-2024.

Significant Payment Terms

The upfront payment of $100.0 million was received in April 2018, while all option fees and milestone payments are due within 30 days after the achievement of the relevant milestone by BMS or receipt by BMS of an invoice for such an amount from the Company.

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

Revenue and Expense Recognition

For the three months ended March 31, 2023, and 2022 collaboration revenue from BMS of $2.1 million and $1.1 million, respectively, was recognized for Tau US Development Services Obligation based on an input-based model. As of March 31, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $9.3 million. The Company had no accounts receivable from BMS at March 31, 2023, and December 31, 2022, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended March 31, 2023 was $96.7 million of which $2.1 million was recognized as revenue related to the Tau US Development Services Obligation performed during the quarter ended March 31, 2023. As of March 31, 2023, the deferred revenue balance was $94.6 million, of which $9.3 million was current and the balance of $85.3 million was long term deferred revenue. The deferred revenue balance as of March 31, 2023, includes amounts deferred related to outstanding US Rights and Global Rights of $85.3 million and unsatisfied performance obligations for the US Rights for the tau/PRX005 program of $9.3 million.

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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three months ended March 31, 2023 and 2022.
Novo Nordisk Share Purchase Agreement
On July 8, 2021, the Company together with its wholly owned subsidiary, Prothena Biosciences Limited (“PBL”), entered into a definitive share purchase agreement with Novo Nordisk A/S and Novo Nordisk Region Europe A/S (each an unrelated party). Under the terms of such agreement, Novo Nordisk acquired PBL’s wholly-owned subsidiary, Neotope Neuroscience Limited (“NNL”) and gained full worldwide rights to the intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline. Upon consummation of the transaction, NNL ceased to be a related party of PBL. The aggregate purchase price consisted of an upfront payment of $60.0 million in cash, subject to customary purchase price adjustments.
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

The upfront payment of $60.0 million was accounted for as revenue in 2021. In addition to the upfront payment, Novo Nordisk agreed to pay for certain out of pocket expenses under the Transition Services Agreement, which netted to $0.7 million after closing adjustments related to the sale of the ATTR amyloidosis business and pipeline.
Contingent Consideration /Milestone Accounting
In December 2022, the Company received a $40.0 million development milestone payment related to the continued advancement of NNC6019 in a Phase 2 clinical study for the treatment of ATTR cardiomyopathy. This amount was accounted for as revenue from license and intellectual property in 2022.
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
Revenue Recognition
Total revenue recognized related to the transaction during the three months ended March 31, 2023 and 2022 was nil and nil, respectively. The Company had no accounts receivable from Novo Nordisk as of March 31, 2023 and December 31, 2022, respectively.
8. Shareholders' Equity
Ordinary Shares
As of March 31, 2023, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 52,678,178 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2023, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2023. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

December 2022 Offering

In December 2022, the Company completed an underwritten public offering of an aggregate of 3,250,000 of its ordinary shares at a public offering price of $56.50 per ordinary share. The Company received aggregate net proceeds of approximately $172.4 million, after deducting the underwriting discount and offering costs.

In January 2023, the Company issued an additional 395,096 ordinary shares resulting from the underwriter’s partial exercise of their 30-day option to purchase up to an additional 487,500 ordinary shares of as part of the December 2022 underwritten public offering. The Company received approximately $20.9 million proceeds from the exercise, net of underwriting discount but before deducting any offering costs.

At-the-Market Offering
In December 2021, the Company entered into an Equity Distribution Agreement (the “December 2021 Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with entering into the December 2021 Distribution Agreement, on December 23, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $250.0 million of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement. For the three months ended March 31, 2023, the Company sold and issued no ordinary shares, pursuant to the December 2021 Distribution Agreement. As of March 31, 2023, the Company has sold and issued 911,228 for total gross proceeds of approximately $53.1 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $1.7 million.
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
In May 2022, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of March 31, 2023, the number of ordinary shares authorized under the 2018 LTIP was 12,614,183. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.
As of March 31, 2023, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 8,750 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.
The Company granted 1,241,171 and 1,741,936 during the three months ended March 31, 2023 and 2022, in aggregate under its equity plans. The Company’s option awards generally vest over four years, while RSUs vest over two years. As of March 31, 2023, 1,948,849 ordinary shares remained available for grant under its equity plans, 23,000 RSUs were outstanding and unvested, and options to purchase 10,470,768 ordinary shares in aggregate under the Company’s equity plans were outstanding with a weighted-average exercise price of approximately $26.78 per share.

Share-based Compensation Expense
The Company estimates the fair value of share-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value share-based compensation, excluding RSUs, which the Company values using the fair market value of its ordinary shares on the date of grant. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the share price on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s share price, volatility over the expected life of the awards and actual and projected employee stock option exercise behaviors. The simplified method has been used to estimate the expected life of all options in previous years. However, starting January 1, 2023, expected term was estimated based on historical experience. Although the fair value of share options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer and seller market transaction.

As share-based compensation expense recognized in the Condensed Consolidated Financial Statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The estimated forfeiture rate as of March 31, 2023 was 8%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at March 31, 2023, is $104.0 million. The weighted-average period over which the unearned share-based compensation related to stock options is expected to be recognized is 2.78 years.

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022, was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,362	$3,311
General and administrative	4,428	4,349
Total share-based compensation expense	$8,790	$7,660
The Company recognized tax benefits from share-based awards of $1.6 million and $1.4 million for the three months ended March 31, 2023 and 2022 respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2023 and 2022 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2023	2022
Expected volatility	81.6%	82.1%
Risk-free interest rate	4.3%	1.9%
Expected dividend yield	—%	—%
Expected life (in years)	4.86	6.0
Weighted average grant date fair value	$35.37	$23.14
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,479,998	$23.16	6.82	$354,856
Granted	1,241,171	53.13
Exercised	(179,474)	14.15
Forfeited	(70,927)	35.98
Expired	—	—
Outstanding at March 31, 2023	10,470,768	$26.78	7.02	$240,912
Vested and expected to vest at March 31, 2023	10,001,226	$26.10	6.92	$236,036
Vested at March 31, 2023	6,155,015	$19.68	5.72	$179,910
The total intrinsic value of options exercised was $6.8 million, and $1.7 million during the three months ended March 31, 2023 and 2022 respectively, determined as of the date of exercise.
In 2022, the Company granted 23,000 RSUs covering an equal number of Prothena’s ordinary shares to employees with a weighted-average grant date fair value of $60.89. As of March 31, 2023, these RSUs have a weighted average remaining contractual term of 1.42 years and an aggregate intrinsic value of $1.1 million. The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). The total fair value of shares vested during the three months ended March 31, 2023 was nil. As of March 31, 2023, total compensation cost not yet recognized related to unvested RSUs was $1.2 million, which is expected to be recognized over a weighted-average period of 1.67 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $2.9 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, adjustments to deferred tax assets for the deductibility of stock compensation and capitalization of research and development costs.
The Company has historically computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three months ended March 31, 2023 using an actual year-to-date tax calculation.
The non-U.S. tax expense continues to be zero due to cumulative historic and year-to-date losses and a full valuation allowance on our deferred tax assets in our non-U.S. jurisdictions.
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
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2023 (the “2022 Form 10-K”).

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

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA study of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients.

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

PRX005 for the Potential Treatment of Alzheimer’s Disease

PRX005 is designed to be a best-in-class anti-tau antibody that specifically binds with high affinity the R1, R2, and R3 repeats within the microtubule binding region (“MTBR”) of tau and targets both 3R and 4R tau isoforms. MTBR-tau has been shown in preclinical studies to be involved in the pathological spread of tau. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease (AD). Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with AD. Recent publications suggest that during the course of AD progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages in and tau tangles in AD to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in relevant animal models. In these preclinical models, PRX005 demonstrated significant reduction of intraneuronal tau pathology and progression protection against behavioral deficit in a tau transgenic mouse model and complete blockade of neuronal tau internalization in vitro.
In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005. BMS paid Prothena $80.0 million for this option following the execution of a US License Agreement for PRX005 and transfer of the underlying license.

Phase 1 Study

In January 2023, we reported results from the single ascending dose (SAD) portion of a first-in-human, placebo controlled, Phase 1 study of PRX005 in the treatment of Alzheimer’s disease. In the SAD portion of the study, 19 healthy volunteers were randomized in a 3:1 drug to placebo into a low, medium or high does. Study participants received a single dose of PRX0005 or placebo intravenously (IV) and were followed for up to two months.

The results of the SAD portion of the study found that all three dose level cohorts of PRX005 were generally safe and well tolerated, meeting the primary objective of the SAD portion of the study. None of the treatment emergent adverse events (TEAE) were serious. No clinically relevant changes were observed in other safety parameters. PRX005 also met key pharmacokinetic (PK) and immunogenicity secondary endpoints. Plasma drug concentrations of PRX005 increased in a dose-proportional manner. Furthermore, PRX005 exposure in cerebrospinal fluid (CSF) was measured in the high dose cohort and based on the robust exposure of PRX005 in the CSF (day 29 CSF:Plasma ratio=0.2%), substantial target engagement is expected in the CNS. PRX005 had a desirable immunogenicity profile with no persistent PRX005-induced antidrug antibodies (ADAs) observed. A multiple ascending dose (MAD) portion of the Phase 1 study is ongoing. Topline data from the MAD portion of this Phase 1 study is expected in 2023.

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

Monoclonal antibodies targeting key epitopes within the N-terminus of Aβ have demonstrated that reducing amyloid plaque burden is associated with the slowing of clinical decline in AD. To address the growing prevalence of AD with a therapeutic that can be made widely accessible to patients, we have developed highly potent anti-Aβ antibodies that retain or improve key attributes that are thought to underlie the observed efficacy of N-terminally directed therapeutics such as aducanumab, with the aim of offering similar or improved efficacy with convenient subcutaneous dosing regimens. In preclinical studies, our antibodies demonstrated a higher binding strength to amyloid than aducanumab; specifically, our lead candidate with an approximately 10-fold greater affinity/avidity for fibrillar Aβ than aducanumab that also neutralized soluble, toxic (i.e., oligomeric) Aβ species. Preclinical studies also showed that our antibodies recognize Aβ pathology to a greater extent than aducanumab, demonstrating more extensive plaque area binding at lower antibody concentrations, which are estimated to be clinically relevant exposures in the central nervous system following systemic dosing.

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to improve access for patients with AD. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a first-in-human Phase 1 single ascending dose (SAD) study to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with AD. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of AD. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as AD, with evidence demonstrating the potential to address an unmet medical need.

In March 2023, we delivered an oral presentation at the 2023 International Conference on Alzheimer’s and Parkinson’s Diseases and related neurological disorders (AD/PD). To build a more in-depth understanding of PRX012’s binding profile to Aβ protofibrils and its ability to clear pyroglutamate-Aβ from AD brain tissue, nonclinical studies compared a PRX012-surrogate (PRX012s) to approved and investigational molecules. Findings demonstrated that PRX012s had superior binding of 20-fold higher affinity to Aβ protofibrils as compared to lecanemab and mediated more robust phagocytic clearance of pyroglutamate-modified Aβ when compared to donanemab.

    Both the SAD study and a Phase 1 multiple ascending dose study are currently ongoing. Topline data from the studies is expected in 2023.

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

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2023, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in our 2022 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three Months Ended March 31, 2023, and 2022
Revenue

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(Dollars in thousands)
Collaboration revenue	2,119	1,103	92%
Revenue from license and intellectual property	50	50	—%
Total revenue	2,169	1,153	88%
Total revenue was $2.2 million and $1.2 million for the three months ended March 31, 2023, and 2022, respectively.
Collaboration revenue includes revenue recognized under our Collaboration Agreement with BMS. Collaboration revenue was $2.1 million and $1.1 million for the three months ended March 31, 2023, and 2022 respectively, from BMS for US development services related to the Tau/PRX005 program, see Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the three months ended March 31, 2023, and 2022 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(Dollars in thousands)
Research and development	44,756	27,262	64%
General and administrative	13,738	11,835	16%
Total operating expenses	58,494	39,097	50%
Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $58.5 million and $39.1 million for the three months ended March 31, 2023, and 2022, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab, PRX005, PRX012, PRX123 and preclinical activities related to our discovery programs.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and professional service expenses.
Research and Development Expenses
Our R&D expense increased by $17.5 million or 64%, for the three months ended March 31, 2023, compared to the same period in the prior year. The increase for the three months ended March 31, 2023, compared to the same period the prior year was primarily due to higher clinical trial expenses primarily related to the PRX012 program, higher personnel related expenses (including share based compensation), higher consulting expenses, higher manufacturing expense primarily related to the PRX123 program and higher other R&D expense; offset in part by lower manufacturing expense related to the birtamimab program.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, NNC6019, PRX005, PRX012 and other R&D expenses for the three months ended March 31, 2023, and 2022, and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date
	2023	2022
Birtamimab (NEOD001)(1)	$13,828	$12,432	$417,314
PRX002/RG7935(2)	$(1)	$82	$106,780
NNC6019 (PRX004)(3)	$23	$162	$79,823
PRX005(4)	$2,983	$3,048	$50,283
PRX012(5)	$17,738	$6,375	$80,741
Other R&D(6)	$10,185	$5,163
	$44,756	$27,262
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
(3)Cumulative R&D costs to date for NNC6019 (PRX004) include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount. On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody NNC6019 (PRX004). Expenses incurred in 2023 and 2022 relate to certain close out activities and transition services provided to Novo Nordisk.
(4)Cumulative R&D costs to date for PRX005 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(5)Cumulative R&D costs to date for PRX012 include the costs incurred from the date when the program was separately tracked in nonclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
(6)Other R&D is comprised primarily of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial and close out costs for programs that we are no longer advancing.
We continue to expect our R&D expenses to increase for the full year ended December 31, 2023 over the prior year, primarily due to anticipated higher personnel costs including share-based compensation, and anticipated increase in spending for clinical trials and manufacturing related to our active clinical trials.
General and Administrative Expenses
Our G&A expenses increased by $1.9 million, or 16%, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase for the three months ended March 31, 2023, compared to the prior year, was primarily due to higher personnel related expenses (including share based compensation) and higher legal expenses.

We continue to expect our G&A expenses to increase for the full year ended December 31, 2023 compared to the prior year, primarily related to higher personnel costs including share-based compensation.

Other Income (Expense)

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(Dollars in thousands)
Interest income	6,690	53	12,523%
Other expense, net	(141)	(70)	101%
Total other income (expense), net	6,549	(17)	n/m
___________
n/m = not meaningful

Interest income increased by $6.6 million, or 12,523%, for the three months ended March 31, 2023 compared to the same periods in the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates and higher money market balances. Other expense, net for the three months ended March 31, 2023 and 2022, was primarily foreign exchange losses from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(Dollars in thousands)
Benefit from income taxes	$(2,912)	$(1,671)	74%

The benefit from income taxes for the three months ended March 31, 2023, and 2022, was $(2.9) million and $(1.7) million, respectively. The benefit from income taxes increased by $(1.2) million for the three months ended March 31, 2023, compared to the same period in the prior year primarily due to adjustments to deferred tax assets related to stock compensation and differences in our geographical mix of profits and losses before tax arising from changes to intra-group service agreements.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	March 31,	December 31,
	2023	2022
Working capital	$651,459	$668,951
Cash and cash equivalents	686,184	710,406
Total assets	741,586	758,035
Total liabilities	134,177	135,993
Total shareholders’ equity	607,409	622,042

Working capital was $651.5 million as of March 31, 2023, a decrease of $17.5 million from working capital of $669.0 million as of December 31, 2022. This decrease in working capital during the three months ended March 31, 2023, was primarily attributable to cash use of $58.5 million for operating expenses (adjusted to exclude non-cash charges) offset in part by net proceeds of approximately $20.7 million from the underwriters partial exercise of their 30-day option to purchase additional ordinary shares as part of the December 2022 public offering, interest income on investments of $6.7 million and proceeds received from stock option exercises of approximately $2.6 million.
As of March 31, 2023, we had $686.2 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the December 2021 Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of March 31, 2023, $198.6 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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

Our cash and cash equivalents may also be potentially supplemented in the future by proceeds from our collaboration partners and milestone payments from Novo Nordisk. Pursuant to the Collaboration Agreement with Roche, we are eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to our Condensed Consolidated Financial Statements regarding the Roche License Agreement for more information. Pursuant to the Collaboration Agreement with BMS (formerly Celgene), we are eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to our Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information. Pursuant to the share purchase agreement with Novo Nordisk, we are eligible to receive development and sales milestone payments. See Note 7, “Significant Agreements” to our Condensed Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information.
Cash Flows for the Three Months Ended March 31, 2023 and 2022
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(47,458)	$(37,415)
Net cash used in investing activities	(48)	(22)
Net cash provided by financing activities	23,284	1,337
Net decrease in cash, cash equivalents and restricted cash	$(24,222)	$(36,100)
Cash Used in Operating Activities
Net cash used in operating activities was $47.5 million for the three months ended March 31, 2023, primarily due to use of $58.5 million for operating expense (adjusted to exclude non-cash charges of approximately $7.3 million) and cash paid for prepaid expenses, other current liabilities and operating lease payments offset in part by interest income of $6.7 million.
Net cash used in operating activities was $37.4 million for the three months ended March 31, 2022, primarily due to use of $39.1 million for operating expense (adjusted to exclude non-cash charges of approximately $6.8 million) and cash paid for prepaid expenses, other current liabilities and operating lease payments.
Cash Used in Investing Activities
Net cash used in investing activities was $48,000 and $22,000 for the three months ended March 31, 2023, and 2022, respectively. Net cash used in investing activities for the three months ended March 31, 2023, and 2022, was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $23.3 million for the three months ended March 31, 2023, primarily from net proceeds of $20.7 million from issuances of 395,096 ordinary shares pursuant to underwriters partial exercise of their 30-day option to purchase 487,500 ordinary shares as part of the December 2022 public offering, and proceeds from issuances of ordinary shares upon exercises of stock options of $2.6 million.
Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2022, primarily from proceeds from issuances of ordinary shares upon exercises of stock options of $1.5 million.
Off-Balance Sheet Arrangements

At March 31, 2023, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2023, consisted of minimum cash payments under operating leases of $19.7 million, purchase obligations of $15.7 million (of which $7.1 million is included in accrued current liabilities), and contractual obligations under license agreements of $0.4 million (of which nil is included in accrued current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $4.9 million remains outstanding as of March 31, 2023. We sub-sublease approximately 46,641 square feet of the office and laboratory in South San Francisco, California to Assembly Biosciences, Inc. See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for additional information regarding sub-sublease rental income.
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
In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $14.7 million remains outstanding as of March 31, 2023.

As of the filing date, the term of the sublease has not commenced as we did not have the right to use or control physical access to the facility, and therefore no accounting relating to the sublease has been recorded in the Balance Sheet as of March 31, 2023. We expect to have the right to use or control the access to the facility in the second half of 2023.
The following is a summary of our contractual obligations as of March 31, 2023 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases (1)	$19,680	$4,972	$2,707	$3,051	$3,158	$3,269	$2,523
Purchase obligations	15,746	15,661	85	—	—	—	—
Contractual obligations under license agreements	402	64	64	64	60	60	90
Total	$35,828	$20,697	$2,856	$3,115	$3,218	$3,329	$2,613

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business including the effects of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $141,000 and $70,000 during the three months ended March 31, 2023 and 2022, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies strengthen against the U.S. dollar.
Interest Rate Risk
Our exposure to interest rate risk is limited to our cash equivalents, which consist of accounts maintained in money market funds. Our investments are subject to interest rate risk and could fluctuate in value with the prevailing interest rate. Accordingly, our interest income fluctuates with short-term market conditions. In the future, we anticipate that our exposure to interest rate risk will primarily be related to our investment portfolio. We may invest any surplus funds in accordance with a policy approved by our board of directors. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating requirements.
Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with multiple major and reputable financial institutions. To minimize our risk, the Company and its subsidiaries invest pursuant to an investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. We perform periodic evaluations of the relative credit standing of financial institutions to ensure their credit worthiness. The majority of cash and cash equivalents are invested in liquid money market funds. Cash deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents. Our credit risk exposure is up to the extent recorded on our Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2022 (filed with the SEC on February 28, 2023) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, in considering our business and prospects. If any of the following risks, other unknown risks, or risks that we think are immaterial occur, our business, financial condition, results of operations, cash flows, or growth prospects could be adversely impacted, in which case, the market price of our ordinary shares could decline, and you may lose all or part of your investment in our ordinary shares. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital, and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of $(46.9) million for the three months ended March 31, 2023, and ($116.9) million, $67.0 million, and ($111.1) million for the years ended December 31, 2022, 2021 and 2020, respectively. As of March 31, 2023, we had an accumulated deficit of $879.9 million. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 3 AFFIRM-AL clinical trial for birtamimab, the Phase 1 clinical trial for PRX005, the Phase 1 clinical trials for PRX012, and potential additional clinical trials for these and other programs;
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
As of March 31, 2023, we had cash and cash equivalents of $686.2 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for NNC6019 (formerly PRX004) being conducted by Novo Nordisk, the Phase 1 clinical trial for PRX005, and the Phase 1 clinical trials for PRX012;

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
We and our partners may be subject to federal, state, and foreign data privacy and security laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including state security breach notification laws, federal and state health information privacy laws (including U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations promulgated thereunder), and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. For example, the California Consumer Privacy Act (the “CCPA”) went into effect January 1, 2020. The CCPA, among other things, imposes new data privacy obligations on covered companies and provides expanded privacy rights to California residents, including the right to access, delete, and opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. Further, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.
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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for PRX005, and the Phase 1 clinical trials for PRX012 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for PRX005, the Phase 1 clinical trials for PRX012, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
•the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or a BLA to the FDA, a Marketing Authorization Application (“MAA”) to the EMA, or similar applications to comparable regulatory authorities;
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2023, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 12,442,617.
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
We are incorporated in Ireland and maintain subsidiaries or offices in Ireland and the U.S. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service agreements. However, changes in tax laws or interpretations thereof in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the IRS and the Irish Revenue Commissioners (“Irish Revenue”), actively audit and otherwise challenge these types of arrangements, and have done so in our industry. We are subject to reviews and audits by the IRS, Irish Revenue and other taxing authorities from time to time, and the IRS, Irish Revenue or other taxing authority may challenge our structure and inter-group arrangements. Responding to or defending against challenges from taxing authorities could be expensive and time consuming, and could divert management’s time and focus away from operating our business. We cannot predict whether and when taxing authorities will conduct an audit, challenge our tax structure or the cost involved in responding to any such audit or challenge. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, all of which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. In addition to the impact on changes in tax laws, our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes and accounting guidance and other regulatory, legislative or judicial developments changes in tax rates, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Fourteenth Amendment to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	May 4, 2023	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer