Form 10-Q
period 2023-06-30
PROTHENA CORP PUBLIC LTD CO
filed 2023-08-03
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 53,535,300 as of July 28, 2023.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2023

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$659,111	$710,406
Accounts Receivable	524	—
Prepaid expenses and other current assets	16,116	8,692
Restricted cash, current	1,352	—
Total current assets	677,103	719,098
Non-current assets:
Property and equipment, net	2,170	1,731
Operating lease right-of-use assets	3,307	6,277
Deferred tax assets	25,942	18,204
Restricted cash, non-current	860	2,212
Other non-current assets	11,267	10,513
Total non-current assets	43,546	38,937
Total assets	$720,649	$758,035
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,851	$9,270
Accrued research and development	18,927	10,794
Deferred revenue, current	25,123	11,442
Lease liability, current	3,448	6,473
Other current liabilities	10,216	12,168
Total current liabilities	71,565	50,147
Non-current liabilities:
Deferred revenue, non-current	67,405	85,293
Other liabilities	—	553
Total non-current liabilities	67,405	85,846
Total liabilities	138,970	135,993
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2023 and December 31, 2022
Issued and outstanding shares — none at June 30, 2023 and December 31, 2022
Ordinary shares, $0.01 par value:	535	521
Authorized shares — 100,000,000 at June 30, 2023 and December 31, 2022
Issued and outstanding shares 53,493,467 and 52,103,608 at June 30, 2023 and December 31, 2022, respectively
Additional paid-in capital	1,515,606	1,454,524
Accumulated deficit	(934,462)	(833,003)
Total shareholders’ equity	581,679	622,042
Total liabilities and shareholders’ equity	$720,649	$758,035

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$4,019	$1,312	$6,138	$2,415
Revenue from license and intellectual property	—	—	50	50
Total revenue	4,019	1,312	6,188	2,465
Operating expenses:
Research and development	56,011	31,569	100,767	58,831
General and administrative	14,512	12,952	28,250	24,787
Total operating expenses	70,523	44,521	129,017	83,618
Loss from operations	(66,504)	(43,209)	(122,829)	(81,153)
Other income (expense):
Interest income	7,700	639	14,390	692
Other expense, net	(97)	(2)	(238)	(72)
Total other income, net	7,603	637	14,152	620
Loss before income taxes	(58,901)	(42,572)	(108,677)	(80,533)
Benefit from income taxes	(4,306)	(1,328)	(7,218)	(2,999)
Net loss	$(54,595)	$(41,244)	$(101,459)	$(77,534)
Basic net loss per ordinary share	$(1.03)	$(0.88)	$(1.92)	$(1.66)
Diluted net loss per ordinary share	$(1.03)	$(0.88)	$(1.92)	$(1.66)
Shares used to compute basic net loss per share	53,121	46,805	52,812	46,755
Shares used to compute diluted net loss per share	53,121	46,805	52,812	46,755

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(101,459)	$(77,534)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	423	366
Share-based compensation	18,890	15,923
Deferred income taxes	(7,738)	(4,887)
Reduction in the carrying amount of right-of-use assets	3,137	2,934
Changes in operating assets and liabilities:
Prepaid and other assets	(8,614)	(8,274)
Deferred revenue	(4,207)	(2,416)
Accounts payable, accruals and other liabilities	10,375	4,110
Operating lease liabilities	(3,192)	(2,900)
Net cash used in operating activities	(92,385)	(72,678)
Investing activities
Purchases of property and equipment	(819)	(183)
Net cash used in investing activities	(819)	(183)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	20,689	—
Proceeds from issuance of ordinary shares in at-the market offering, net	3,032	647
Proceeds from issuance of ordinary shares upon exercise of stock options	18,188	1,915
Net cash provided by financing activities	41,909	2,562
Net decrease in cash, cash equivalents and restricted cash	(51,295)	(70,299)
Cash, cash equivalents and restricted cash, beginning of the year	712,618	580,446
Cash, cash equivalents and restricted cash, end of the period	$661,323	$510,147

Supplemental disclosures of cash flow information
Cash paid for income taxes	$334	$1,623

Supplemental disclosures of non-cash investing and financing activities
Receivable from option exercises	$73	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$43	$32
Right-of-use assets obtained in exchange for lease obligations	$167	$151
At-the market offering costs included in accounts payable and accrued liabilities	$20	$4

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$659,111	$508,795
Restricted cash, current	1,352	—
Restricted cash, non-current	860	1,352
Total cash, cash equivalents and restricted cash, end of the period	$661,323	$510,147

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2023
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	52,103,608	$521	$1,454,524	$(833,003)	$622,042
Share-based compensation			8,790		8,790
Issuance of ordinary shares upon exercise of stock options	179,474	2	2,538		2,540
Issuance of ordinary shares from the underwriters partial exercise of their 30-day option to purchase additional shares as part of the December 2022 public offering, net of issuance costs of $1.4 million	395,096	$4	20,897	—	20,901
Net loss				(46,864)	(46,864)
Balances at March 31, 2023	52,678,178	$527	$1,486,749	$(879,867)	$607,409
Share-based compensation			10,100		10,100
Issuance of ordinary shares upon exercise of stock options	772,928	8	15,651		15,659
Adjustment related to December 2022 public offering			2		2
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $119 thousand	42,361	—	3,104		3,104
Net loss				(54,595)	(54,595)
Balances at June 30, 2023	53,493,467	$535	$1,515,606	$(934,462)	$581,679

	Six Months Ended June 30, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	46,660,294	$466	$1,181,630	$(716,054)	$466,042
Share-based compensation			7,660		7,660
Issuance of ordinary shares upon exercise of stock options	89,472	1	1,474		1,475
Net loss				(36,290)	(36,290)
Balances at March 31, 2022	46,749,766	$467	$1,190,764	$(752,344)	$438,887
Share-based compensation			8,263		8,263
Issuance of ordinary shares upon exercise of stock options	34,659	$1	426		427
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of 31 thousand	25,416	$—	966		966
Net loss				(41,244)	(41,244)
Balances at June 30, 2022	46,809,841	$468	$1,200,419	$(793,588)	$407,299

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
Liquidity and Business Risks
As of June 30, 2023, the Company had an accumulated deficit of $934.5 million and cash and cash equivalents of $659.1 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2023, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, Bristol Myers Squibb, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans, and other collaborative agreements with corporate partners or other arrangements.
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
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition and research and development expenses. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates.
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2023, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $238,000 and $72,000 during the six months ended June 30, 2023 and 2022, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of June 30, 2023, and December 31, 2022, approximately $2.2 million and $1.7 million, respectively, of the Company’s property and equipment, net were held in the U.S. and nominal amount were in Ireland.
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

Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the three and six months ended June 30, 2023 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $641.9 million and $599.1 million in money market funds included in cash and cash equivalents at June 30, 2023, and December 31, 2022, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid and Other Current Assets

	June 30,	December 31,
	2023	2022
Prepaid R&D expenses	$6,046	$5,325
Prepaid G&A expenses	3,268	1,597
Receivable from stock option exercises in-transit	73	62
Other	6,729	1,708
Prepaid and other current assets	$16,116	$8,692

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Machinery and equipment	$10,553	$9,901
Leasehold improvements	1,498	1,498
Purchased computer software	1,710	1,500
	13,761	12,899
Less: accumulated depreciation and amortization	(11,591)	(11,168)
Property and equipment, net	$2,170	$1,731

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2023 respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and related expenses	$8,279	$11,060
Professional services	975	605
Other	962	503
Other current liabilities	$10,216	$12,168

5.Net Income (Loss) Per Ordinary Share

Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2023 and 2022, and therefore diluted net loss per share is equal to basic net loss per share.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(54,595)	$(41,244)	$(101,459)	$(77,534)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	53,121	46,805	52,812	46,755
Weighted-average ordinary shares outstanding used in per share calculations - diluted	53,121	46,805	52,812	46,755
Net income (loss) per share:
Basic net loss per ordinary share	$(1.03)	$(0.88)	$(1.92)	$(1.66)
Diluted net loss per ordinary share	$(1.03)	$(0.88)	$(1.92)	$(1.66)

The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase ordinary shares	9,928	10,563	9,928	10,563
Restricted Stock Units (RSU)	23	—	23	—
Total	9,951	10,563	9,951	10,563

6. Commitments and Contingencies
Lease Commitments
The Company currently has three leases relating to its facilities in South San Francisco and Brisbane, California, and Dublin, Ireland.

Current South San Francisco Facility
The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “Current SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 0.5 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016.

Total operating lease cost was $1.6 million and $3.2 million for the three and six months ended June 30, 2023 respectively and $1.6 million and $3.2 million for the three and six months ended June 30, 2022, respectively. Total cash paid against the operating lease liability was $1.6 million and $3.2 million for the three and six months ended June 30, 2023 respectively and $1.6 million and $3.1 million for the three and six months ended June 30, 2022, respectively.
The discount rate used to determine the lease liability was 4.25%
The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of June 30, 2023, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of Current South San Francisco Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the Current SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three and six months ended June 30, 2023, the Company recorded $0.7 million and $1.5 million respectively and $0.7 million, and $1.5 million for the three and six months ended June 30, 2022 respectively, of sub-lease rental income as an offset to its operating expenses.

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

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and has a term of one year. This lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by the Company. In April 2023, the Company renewed the lease for another one year with a termination date of July 2024. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which will commence in August 2023 and has a term of one year .

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
In conjunction with the New Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the New Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of June 30, 2023, none of the standby letter of credit amount of $0.9 million has been used.

As of June 30, 2023, the term of the New Sublease has not commenced as the Company did not have the right to use or control physical access to the New Facility, and therefore no right-of-use asset and lease liability relating to the New Sublease has been recorded in the Balance Sheet as of June 30, 2023.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of June 30, 2023, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2023 (6 months)	3,408	1,460
2024	2,831	—
2025	3,052	—
2026	3,158	—
2027	3,269	—
Thereafter	2,523	—
Total	$18,241	$1,460
Less: Present value adjustment	(48)
Lease commitments on leases that have not yet commenced	(14,745)
Lease liability	$3,448

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2023, and 2022.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2023, the Company had non-cancelable purchase commitments to suppliers for $15.6 million of which $7.3 million is included in current liabilities, and contractual obligations under license agreements of $0.4 million of which $15 thousand is included in current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2023 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Purchase Obligations (1)	$15,553	$15,395	$122	$36	$—	$—	$—
Contractual obligations under license agreements	402	64	64	64	60	60	90
Total	$15,955	$15,459	$186	$100	$60	$60	$90
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

Performance Obligations

As of June 30, 2023, and December 31, 2022, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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

The initial transaction price under the Collaboration Agreement, pursuant to ASC 606, was $110.2 million, including the $100.0 million upfront payment and $10.2 million premium on the ordinary shares purchased under the SSA. The Company allocated the initial transaction price across the US Rights and Global Rights for each program in a range of approximately $15-$25 million and $10-$18 million, respectively.

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

Revenue and Expense Recognition

For the three and six months ended June 30, 2023, collaboration revenue from BMS of $4.0 million and $6.1 million and for three and six months ended June 30, 2022, $1.3 million and $2.4 million, respectively, was recognized for Tau US Development Services Obligation. As of June 30, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $7.2 million. The Company had $0.5 million and nil accounts receivable from BMS at June 30, 2023, and December 31, 2022, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended June 30, 2023 was $94.6 million of which $2.1 million was recognized as revenue related to the Tau US Development Services Obligation performed during the quarter ended

June 30, 2023. As of June 30, 2023, the deferred revenue balance was $92.5 million, of which $25.1 million was current and the balance of $67.4 million was long term deferred revenue. The deferred revenue balance as of June 30, 2023, includes amounts deferred related to outstanding US Rights and Global Rights of $85.3 million and unsatisfied performance obligations for the US Rights for the tau/PRX005 program of $7.2 million.

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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three and six months ended June 30, 2023 and 2022.

In June 2023, BMS exercised its Global Rights with respect to the tau/PRX005 Collaboration Target and will receive a Global License to the tau/PRX005 Collaboration Target. BMS is obligated to pay the Company an exercise fee of $55.0 million for such collaboration program. Upon entering into a definitive agreement with respect to such Global License, the control of such Global License would be transferred to BMS, and $17.9 million of deferred revenue would be included as part of the initial transaction price. As a result, the Company has reclassified $17.9 million of its long term deferred revenue to current in the quarter ended June 30, 2023.
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
Revenue Recognition
Total revenue recognized related to the transaction during the six months ended June 30, 2023 and 2022 was nil and nil, respectively. The Company had no accounts receivable from Novo Nordisk as of June 30, 2023 and December 31, 2022, respectively.
8. Shareholders' Equity
Ordinary Shares
As of June 30, 2023, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,493,467 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2023, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2023. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
For the three and six months ended June 30, 2023, the Company sold and issued 42,361 and 42,361 ordinary shares, respectively, pursuant to the December 2021 Distribution Agreement. For the six months ended June 30, 2023, total gross proceeds was approximately $3.2 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.1 million. As of June 30, 2023, the Company has sold and issued 953,589 ordinary shares for total gross proceeds of approximately $56.3 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $1.8 million.
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
In May 2023, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of June 30, 2023, the number of ordinary shares authorized under the 2018 LTIP was 14,614,183. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.
As of June 30, 2023, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 8,750 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.
The Company granted 245,200 and 284,250 options during the three months ended June 30, 2023 and 2022, respectively, and 1,486,371 and 2,026,186 options during the six months ended June 30, 2023 and 2022, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years, while RSUs vest over two years. As of June 30, 2023, 3,718,343 ordinary shares remained available for grant under its equity plans, 23,000 RSUs were outstanding and unvested, and options to purchase 9,928,346 ordinary shares in aggregate under the Company’s equity plans were outstanding with a weighted-average exercise price of approximately $28.27 per share.

Share-based Compensation Expense
The Company estimates the fair value of share-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value share-based compensation, excluding RSUs, which the Company values using the fair market value of its ordinary shares on the date of grant. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the share price on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s share price, volatility over the expected life of the awards and actual and projected employee stock option exercise behaviors. The simplified method has been used to estimate the expected life of all options in previous years. Beginning January 1, 2023, expected term was estimated based on historical experience. Although the fair value of share options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer and seller market transaction.

As share-based compensation expense recognized in the Condensed Consolidated Financial Statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The estimated forfeiture rate as of June 30, 2023 was 8%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at June 30, 2023, is $104.7 million. The weighted-average period over which the unearned share-based compensation related to stock options is expected to be recognized is 2.67 years.

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022, was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$4,868	$3,781	$9,230	$7,092
General and administrative	5,232	4,482	9,660	8,831
Total share-based compensation expense	$10,100	$8,263	$18,890	$15,923
The Company recognized tax benefits from share-based awards of $1.8 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively and $3.4 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.
The fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2023 and 2022 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	84.2%	82.6%	82.0%	82.2%
Risk-free interest rate	3.6%	2.9%	4.2%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	4.93	6.00	4.87	6.00
Weighted average grant date fair value	$46.10	$20.30	$37.14	$22.73
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,479,998	$23.16	6.82	$354,856
Granted	1,486,371	55.45
Exercised	(952,402)	19.11
Forfeited	(85,621)	36.22
Expired	—	—
Outstanding at June 30, 2023	9,928,346	$28.27	7.01	$398,931
Vested and expected to vest at June 30, 2023	9,507,753	$27.59	6.92	$388,380
Vested at June 30, 2023	5,866,124	$20.11	5.81	$282,834
The total intrinsic value of options exercised was $38.6 million and $0.9 million during the three months ended June 30, 2023 and 2022, respectively, and $45.4 million and $2.6 million during the six months ended June 30, 2023 and 2022, respectively, determined as of the date of exercise.
In 2022, the Company granted 23,000 RSUs covering an equal number of Prothena’s ordinary shares to employees with a weighted-average grant date fair value of $60.89. As of June 30, 2023, these RSUs have a weighted average remaining contractual term of 1.17 years and an aggregate intrinsic value of $1.6 million. The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). The total fair value of shares vested during the six months ended June 30, 2023 was nil. As of June 30, 2023, total compensation cost not yet recognized related to unvested RSUs was $1.0 million, which is expected to be recognized over a weighted-average period of 1.42 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $4.3 million and $7.2 million for the three and six months ended June 30, 2023 as compared to $1.3 million and $3.0 million for the three and six months ended June 30, 2022, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, adjustments to deferred tax assets for the deductibility of stock compensation and capitalization of research and development costs.
The Company has historically computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three and six months ended June 30, 2023 using an actual year-to-date tax calculation.
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
11. Subsequent Events
On July 5, 2023, PBL entered into a Global License Agreement granting BMS the exclusive license to develop, manufacture and commercialize tau Collaboration Products globally for any and all uses or purposes with respect to any human or animal disease, disorder or condition. Such Global License Agreement supersedes and replaces the Tau US License Agreement in its entirety. The Company received the associated option exercise fee of $55.0 million in August 2023 and it will be eligible to receive regulatory and sales milestones up to $562.5 million upon achievement of certain developmental events, including regulatory approval of a tau Collaboration Product, and on BMS achieving certain annual net sales thresholds in the United States and worldwide. The Company also will be eligible to receive tiered royalties on net sales of tau Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds.

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

Confirmatory Phase 3 AFFIRM-AL Study Design under SPA Agreement with FDA

Based on further analyses of data from the VITAL study and multiple in-depth discussions with the FDA, Prothena announced plans in February 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL study in patients with Mayo Stage IV AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 study that is being conducted with a primary endpoint of all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA. Topline data from AFFIRM-AL is expected in 2024.

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

Phase 3 VITAL Study Results

In June 2023, we announced that results from the Phase 3 VITAL study were published in Blood, a journal of the American Society of Hematology (ASH). The published data demonstrate that in a post hoc analysis of patients with Mayo Stage IV AL amyloidosis, a statistically significant survival benefit of 74 percent was observed for those treated with birtamimab plus standard of care (SOC) versus 49 percent in patients on placebo plus SOC at 9 months (HR 0.413, p=0.021).

The article, entitled “Birtamimab plus standard of care in light chain amyloidosis: the phase 3 randomized placebo-controlled VITAL clinical trial”, also demonstrated that patients with Mayo Stage IV AL amyloidosis treated with birtamimab had statistically significant improvements over placebo in a post hoc assessment of two key secondary endpoints, quality of life (assessed with the Short Form-36 version 2 physical component score, SF-36v2 PCS) and cardiac function (assessed with the 6-minute walk test). Patients treated with birtamimab showed a slower decline in quality of life with a mean decrease of 0.75 in the SF-36v2 PCS at 9 months compared to a mean decrease of 5.40 in the SF-36v2 PCS for patients on placebo at 9 months (a mean difference of 4.65 favoring birtamimab; p=0.046). Patients treated with birtamimab after 9 months demonstrated an increase in mean distance of 15.22 meters in the 6-minute walk test, compared to a decrease in mean distance of 21.15 meters for patients on placebo (a mean difference of 36.37 meters favoring birtamimab; p=0.022).

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

Phase 2b PADOVA Study

A Phase 2b study (PADOVA) to further assess the efficacy of prasinezumab in an expanded patient population is being conducted by Roche. In the first quarter of 2023, Roche completed enrollment of the study.

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

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA study of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-

UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients.

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

ATTR Amyloidosis Business Acquired by Novo Nordisk

In July 2021, we announced that we and Novo Nordisk entered into a definitive purchase agreement under which Novo Nordisk acquired Prothena’s clinical stage antibody NNC6019 (formerly PRX004) and broader ATTR amyloidosis business.

Under the terms of the definitive purchase agreement, Novo Nordisk acquired our wholly-owned subsidiary and gained full worldwide rights to the intellectual property and related rights of our ATTR amyloidosis business and pipeline. The aggregate purchase price consists of an upfront payment and development and sales milestone payments totaling up to $1.23 billion. We have earned approximately $100 million to date, including a $40 million clinical milestone payment that we announced in November 2022.

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
In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005. BMS paid Prothena $80.0 million for this option following the execution of a US License Agreement for PRX005 and transfer of the underlying license. In July 2023, we announced that BMS exercised its option to enter into an exclusive worldwide license for PRX005 and Prothena received the associated option exercise fee of $55 million in August 2023. All program updates going forward, including results from ongoing and any future PRX005 clinical studies, will be reported by BMS.

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

Full results of the SAD portion of the study were presented at the Alzheimer’s Association International Conference 2023 (“AAIC”) in July 2023 in a poster presentation. All three dose level cohorts of PRX005 were generally safe and well tolerated, meeting the primary objective of the SAD portion of the study. None of the treatment emergent adverse events (TEAE) were serious. No clinically relevant changes were observed in other safety parameters. PRX005 also met key pharmacokinetic (PK) and immunogenicity secondary endpoints. Plasma drug concentrations of PRX005 increased in a dose-proportional manner. Furthermore, PRX005 exposure in cerebrospinal fluid (CSF) was measured in the high dose cohort and based on the robust exposure of PRX005 in the CSF (day 29 CSF:Plasma ratio=0.2%), substantial target engagement is expected in the CNS. PRX005 had a desirable immunogenicity profile with no persistent PRX005-induced antidrug antibodies (ADAs) observed.

A multiple ascending dose (MAD) portion of the Phase 1 study is ongoing. All program updates going forward, including results from ongoing and any future PRX005 clinical studies, will be reported by BMS.

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

In July 2023, we presented preclinical results at AAIC 2023 that demonstrated that a PRX123 vaccine surrogate elicited robust antibody responses that bound with high avidity to Aβ plaques in Alzheimer’s disease brain ex vivo and significantly reduced Aβ brain plaques in a transgenic mouse model of Alzheimer’s disease pathology. Furthermore, in March 2022, we delivered an oral presentation at AD/PD 2022 on preclinical data demonstrating that PRX123 generated anti-Aβ and anti-tau antibodies to enable phagocytosis of Aβ and to neutralize tau. These findings provided proof of concept in multiple preclinical species. We expect to file an IND for PRX123 with the FDA in 2023.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2023, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in our 2022 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three and six months ended June 30, 2023, and 2022
Revenue

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Collaboration revenue	$4,019	$1,312	206%
Revenue from license and intellectual property	—	—	n/m
Total revenue	$4,019	$1,312	206%
___________
n/m = not meaningful

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Collaboration revenue	$6,138	$2,415	154%
Revenue from license and intellectual property	50	50	—%
Total revenue	$6,188	$2,465	151%
Total revenue was $4.0 million and $1.3 million for the three months ended June 30, 2023, and 2022, respectively, and $6.2 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively.
Collaboration revenue includes revenue recognized under our Collaboration Agreement with BMS. Collaboration revenue was $4.0 million and $6.1 million for the three and six months ended June 30, 2023, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2022, respectively, from BMS for US development services related to the Tau/PRX005 program. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the six months ended June 30, 2023, and 2022 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Research and development	$56,011	$31,569	77%
General and administrative	14,512	12,952	12%
Total operating expenses	$70,523	$44,521	58%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Research and development	$100,767	$58,831	71%
General and administrative	28,250	24,787	14%
Total operating expenses	$129,017	$83,618	54%

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $70.5 million and $44.5 million for the three months ended June 30, 2023, and 2022, respectively, and $129.0 million and $83.6 million for the six months ended June 30, 2023, and 2022, respectively.
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
Research and Development Expenses
Our R&D expense increased by $24.4 million or 77%, for the three months ended June 30, 2023, and increased by $41.9 million or 71% for the six months ended June 30, 2023 compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2023, compared to the same periods in the prior year was primarily due to higher clinical trial expenses primarily related to the PRX012 and birtamimab programs, higher personnel related expenses (including share based compensation), higher consulting expenses, and higher manufacturing expenses.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, NNC6019, PRX005, PRX012 and other R&D expenses for the three and six months ended June 30, 2023, and 2022, and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date
	2023	2022	2023	2022
Birtamimab (NEOD001)(1)	$17,952	$12,067	$31,780	$24,499	$435,266
PRX002/RG7935(2)	$7	$71	$5	$153	$106,786
NNC6019 (PRX004)(1)(3)	$18	$119	$41	$281	$79,841
PRX005(1)	$5,049	$3,595	$8,032	$6,643	$55,332
PRX012(1)	$24,675	$8,538	$42,413	$14,913	$105,416
Other R&D(4)	$8,310	$7,179	$18,496	$12,342
	$56,011	$31,569	$100,767	$58,831
(1)Cumulative R&D costs to date include the costs incurred from the date when the program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from this cumulative amount.
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
(3)On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody NNC6019 (PRX004). Expenses incurred in 2023 and 2022 relate to certain close out activities and transition services provided to Novo Nordisk.
(4)Other R&D is comprised primarily of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial and close out costs for programs that we are no longer advancing.
We continue to expect our R&D expenses to increase for the full year ended December 31, 2023 over the prior year, primarily due to anticipated higher personnel costs including share-based compensation, and anticipated increase in spending for clinical trials and manufacturing related to our active clinical trials.
General and Administrative Expenses
Our G&A expenses increased by $1.6 million, or 12%, for the three months ended June 30, 2023 and increased by $3.5 million, or 14% for the six months ended June 30, 2023 compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2023, compared to the prior year, was primarily due to higher personnel related expenses (including share based compensation).

We continue to expect our G&A expenses to increase for the full year ended December 31, 2023 compared to the prior year, primarily related to higher personnel costs including share-based compensation.

Other Income (Expense)

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Interest income	7,700	639	1,105%
Other expense, net	(97)	(2)	4,750%
Total other income (expense), net	7,603	637	1,094%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Interest income	14,390	692	1,979%
Other expense, net	(238)	(72)	231%
Total other income (expense), net	14,152	620	2,183%
Interest income increased by $7.1 million, or 1,105%, for the three months ended June 30, 2023 and increased by $13.7 million, or 1,979%, for the six months ended June 30, 2023 compared to the same periods in the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates and higher cash balances. Other expense, net for the six months ended June 30, 2023 and 2022, was primarily foreign exchange losses from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Benefit from income taxes	$(4,306)	$(1,328)	224%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Benefit from income taxes	$(7,218)	$(2,999)	141%

The benefit from income taxes increased by $3.0 million, or 224%, for the three months ended June 30, 2023, and increased $4.2 million, or 141% for the six months ended June 30, 2023 compared to the same periods in the prior year. The increase in benefit from income taxes for the three and six months ended June 30, 2023, compared to the same periods in the prior year, was primarily due to adjustments to deferred tax assets related to Section 174 R&D Capitalization and differences in our geographical mix of profits and losses before tax arising from changes to intra-group service agreements.

The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	June 30,	December 31,
	2023	2022
Working capital	$605,538	$668,951
Cash and cash equivalents	659,111	710,406
Total assets	720,649	758,035
Total liabilities	138,970	135,993
Total shareholders’ equity	581,679	622,042

Working capital was $605.5 million as of June 30, 2023, a decrease of $63.4 million from working capital of $669.0 million as of December 31, 2022. This decrease in working capital during the six months ended June 30, 2023, was primarily attributable to cash use of $129.0 million for operating expenses (adjusted to exclude non-cash charges) offset in part by net proceeds of approximately $20.7 million from the underwriters partial exercise of their 30-day option to purchase additional ordinary shares as part of the December 2022 public offering, net proceeds received from stock option exercises of approximately $18.2 million, interest income on investments of $14.4 million and proceeds of approximately $3.0 million from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement,.
As of June 30, 2023, we had $659.1 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the December 2021 Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of June 30, 2023, $197.3 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Six Months Ended June 30, 2023 and 2022
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(92,385)	$(72,678)
Net cash used in investing activities	(819)	(183)
Net cash provided by financing activities	41,909	2,562
Net decrease in cash, cash equivalents and restricted cash	$(51,295)	$(70,299)
Cash Used in Operating Activities
Net cash used in operating activities was $92.4 million for the six months ended June 30, 2023, primarily due to use of $129.0 million for operating expense (adjusted to exclude non-cash charges of approximately $14.7 million) and cash paid for prepaid expenses, other current liabilities and operating lease payments offset in part by interest income of $14.4 million.
Net cash used in operating activities was $72.7 million for the six months ended June 30, 2022, primarily due to use of $83.6 million for operating expense (adjusted to exclude non-cash charges of approximately $14.3 million) and cash paid for prepaid expenses, other current liabilities and operating lease payments.
Cash Used in Investing Activities
Net cash used in investing activities was $819,000 and $183,000 for the six months ended June 30, 2023, and 2022, respectively. Net cash used in investing activities for the six months ended June 30, 2023, and 2022, was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $41.9 million for the six months ended June 30, 2023, primarily from net proceeds of approximately $20.7 million from the underwriters partial exercise of their 30-day option to purchase additional ordinary shares as part of the December 2022 public offering, proceeds from issuances of ordinary shares upon exercises of stock options of $18.2 million and net proceeds of $3.0 million from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement.
Net cash provided by financing activities was $2.6 million for the six months ended June 30, 2022, primarily from proceeds from issuances of ordinary shares upon exercises of stock options of $1.9 million.
Off-Balance Sheet Arrangements
At June 30, 2023, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of June 30, 2023, consisted of minimum cash payments under operating leases of $18.2 million, purchase obligations of $15.6 million (of which $7.3 million is included in current liabilities), and contractual obligations under license agreements of $0.4 million (of which $15 thousands is included in current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $3.3 million remains outstanding as of June 30, 2023. We sub-sublease approximately 46,641 square feet of the office and laboratory in South San Francisco, California to Assembly Biosciences, Inc. See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for additional information regarding sub-sublease rental income.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had a term of one year. This lease has an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless cancelled by us. In April 2023, the Company renewed the lease for another one year with a termination date of July 2024. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which will commence in August 2023 and has a term of one year.
In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $14.7 million remains outstanding as of June 30, 2023.

As of the filing date, the term of the sublease has not commenced as we did not have the right to use or control physical access to the facility, and therefore no accounting relating to the sublease has been recorded in the Balance Sheet as of June 30, 2023. We expect to have the right to use or control the access to the facility in the second half of 2023.
The following is a summary of our contractual obligations as of June 30, 2023 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases (1)	$18,241	$3,408	$2,831	$3,052	$3,158	$3,269	$2,523
Purchase obligations (2)	15,553	15,395	122	36	—	—	—
Contractual obligations under license agreements	402	64	64	64	60	60	90
Total	$34,196	$18,867	$3,017	$3,152	$3,218	$3,329	$2,613

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) As of the filing date, there is $1.0M of additional purchase commitments to suppliers.
In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2023 net cash used in operating and investing activities to be approximately $148 million to $161 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business including the effects of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $238,000 and $72,000 during the six months ended June 30, 2023 and 2022, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies strengthen against the U.S. dollar.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of $(54.6) million for the six months ended June 30, 2023, and ($116.9) million, $67.0 million, and ($111.1) million for the years ended December 31, 2022, 2021 and 2020, respectively. As of June 30, 2023, we had an accumulated deficit of $934.5 million. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of June 30, 2023, we had cash and cash equivalents of $659.1 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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
Our business is increasingly dependent on critical, complex, and interdependent information technology systems to support business processes as well as internal and external communications. Despite the implementation of security measures, our internal computer systems, and those of our current and any future CROs and other contractors, consultants, and collaborators, have been subject to and remain vulnerable to damage from cyberattacks, “phishing” attacks, ransomware, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication or electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any breakdown, malicious intrusion, or computer virus could result in the impairment of key business processes or breach of data security, which could result in a material disruption of our development programs and cause interruptions in our business operations, whether due to a loss of our trade secrets or other intellectual property or lead to unauthorized disclosure of personal data of our employees, third parties with which we do business, clinical trial participants, or others. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media, or individuals pursuant to applicable data privacy and security law and regulations. Such an event could have an adverse effect on our business, financial condition, or results of operations.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2023, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 13,669,689.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On May 23, 2023, Shane M. Cooke, director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 17,500 shares of the Company’s ordinary shares until September 5, 2024.

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

Dated:	August 3, 2023	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer