Form 10-Q
period 2023-09-30
PROTHENA CORP PUBLIC LTD CO
filed 2023-11-02
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 53,665,349 as of October 26, 2023.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2023

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; plans for future clinical trials of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; our collaborations with F. Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline; and our anticipated need for additional capital.
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$670,897	$710,406
Accounts Receivable	5,159	—
Prepaid expenses and other current assets	13,196	8,692
Restricted cash, current	1,352	—
Total current assets	690,604	719,098
Non-current assets:
Property and equipment, net	2,433	1,731
Operating lease right-of-use assets	12,629	6,277
Deferred tax assets	29,916	18,204
Restricted cash, non-current	860	2,212
Other non-current assets	10,478	10,513
Total non-current assets	56,316	38,937
Total assets	$746,920	$758,035
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,458	$9,270
Accrued research and development	18,003	10,794
Deferred revenue, current	316	11,442
Lease liability, current	1,817	6,473
Other current liabilities	13,776	12,168
Total current liabilities	53,370	50,147
Non-current liabilities:
Deferred revenue, non-current	67,405	85,293
Lease liability, non-current	8,918	—
Other liabilities	—	553
Total non-current liabilities	76,323	85,846
Total liabilities	129,693	135,993
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2023 and December 31, 2022
Issued and outstanding shares — none at September 30, 2023 and December 31, 2022
Ordinary shares, $0.01 par value:	536	521
Authorized shares — 100,000,000 at September 30, 2023 and December 31, 2022
Issued and outstanding shares 53,638,615 and 52,103,608 at September 30, 2023 and December 31, 2022, respectively
Additional paid-in capital	1,529,246	1,454,524
Accumulated deficit	(912,555)	(833,003)
Total shareholders’ equity	617,227	622,042
Total liabilities and shareholders’ equity	$746,920	$758,035

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$84,866	$1,517	$91,004	$3,932
Revenue from license and intellectual property	—	—	50	50
Total revenue	84,866	1,517	91,054	3,982
Operating expenses:
Research and development	57,913	39,860	158,680	98,691
General and administrative	16,645	11,989	44,895	36,776
Total operating expenses	74,558	51,849	203,575	135,467
Income (loss) from operations	10,308	(50,332)	(112,521)	(131,485)
Other income (expense):
Interest income	8,522	1,913	22,912	2,605
Other income (expense), net	(15)	2	(253)	(70)
Total other income, net	8,507	1,915	22,659	2,535
Income (loss) before income taxes	18,815	(48,417)	(89,862)	(128,950)
Benefit from income taxes	(3,092)	(2,653)	(10,310)	(5,652)
Net income (loss)	$21,907	$(45,764)	$(79,552)	$(123,298)
Basic net income (loss) per ordinary share	$0.41	$(0.97)	$(1.50)	$(2.63)
Diluted net income (loss) per ordinary share	$0.38	$(0.97)	$(1.50)	$(2.63)
Shares used to compute basic net income (loss) per share	53,559	46,986	53,064	46,833
Shares used to compute diluted net income (loss) per share	58,004	46,986	53,064	46,833

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(79,552)	$(123,298)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	652	548
Share-based compensation	29,834	23,889
Deferred income taxes	(11,712)	(7,903)
Reduction in the carrying amount of right-of-use assets	5,221	4,466
Changes in operating assets and liabilities:
Accounts receivable	(5,159)	—
Prepaid and other assets	(6,824)	(4,997)
Accounts payable, accruals and other liabilities	18,496	11,826
Deferred revenue	(29,014)	(3,933)
Operating lease liabilities	(4,810)	(4,443)
Net cash used in operating activities	(82,868)	(103,845)
Investing activities
Purchases of property and equipment	(1,261)	(313)
Net cash used in investing activities	(1,261)	(313)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	20,689	—
Proceeds from issuance of ordinary shares in at-the market offering, net	2,959	14,482
Proceeds from issuance of ordinary shares upon exercise of stock options	20,972	6,210
Net cash provided by financing activities	44,620	20,692
Net decrease in cash, cash equivalents and restricted cash	(39,509)	(83,466)
Cash, cash equivalents and restricted cash, beginning of the year	712,618	580,446
Cash, cash equivalents and restricted cash, end of the period	$673,109	$496,980

Supplemental disclosures of cash flow information
Cash paid for income taxes	$384	$2,374

Supplemental disclosures of non-cash investing and financing activities
Receivable from option exercises	$—	$3,267
Acquisition of property and equipment included in accounts payable and accrued liabilities	$93	$220
Right-of-use assets obtained in exchange for lease obligations	$3,810	$151
Reclassification of prepaid lease payments to right-of-use assets upon lease commencement	7,522	—
Receivable from at-the-market offering	$—	$13,744
At-the market offering costs included in accounts payable and accrued liabilities	$8	$15

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$670,897	$495,628
Restricted cash, current	1,352	—
Restricted cash, non-current	860	1,352
Total cash, cash equivalents and restricted cash, end of the period	$673,109	$496,980

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2023
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	52,103,608	$521	$1,454,524	$(833,003)	$622,042
Share-based compensation			8,790		8,790
Issuance of ordinary shares upon exercise of stock options	179,474	2	2,538		2,540
Issuance of ordinary shares from the underwriters partial exercise of their 30-day option to purchase additional shares as part of the December 2022 public offering, net of issuance costs of $1.4 million	395,096	$4	20,897	—	20,901
Net loss				(46,864)	(46,864)
Balances at March 31, 2023	52,678,178	$527	$1,486,749	$(879,867)	$607,409
Share-based compensation			10,100		10,100
Issuance of ordinary shares upon exercise of stock options	772,928	8	15,651		15,659
Adjustment related to December 2022 public offering			2		2
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $119 thousand	42,361	—	3,104		3,104
Net loss				(54,595)	(54,595)
Balances at June 30, 2023	53,493,467	$535	$1,515,606	$(934,462)	$581,679
Share-based compensation			10,944		10,944
Adjustment related to the at-the-market offering program			(14)		(14)
Issuance of ordinary shares upon exercise of stock options	145,148	1	2,710		2,711
Net income				21,907	21,907
Balances at September 30, 2023	53,638,615	$536	$1,529,246	$(912,555)	$617,227

	Nine Months Ended September 30, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	46,660,294	$466	$1,181,630	$(716,054)	$466,042
Share-based compensation			7,660		7,660
Issuance of ordinary shares upon exercise of stock options	89,472	1	1,474		1,475
Net loss				(36,290)	(36,290)
Balances at March 31, 2022	46,749,766	$467	$1,190,764	$(752,344)	$438,887
Share-based compensation			8,263		8,263
Issuance of ordinary shares upon exercise of stock options	34,659	1	426		427
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $31 thousand	25,416	—	966		966
Net loss				(41,244)	(41,244)
Balances at June 30, 2022	46,809,841	$468	$1,200,419	$(793,588)	$407,299
Share-based compensation			7,966		7,966
Issuance of ordinary shares upon exercise of stock options	587,301	6	7,556		7,562
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $899 thousand	488,613	5	27,580		27,585
Net loss				(45,764)	(45,764)
Balances at September 30, 2022	47,885,755	$479	$1,243,521	$(839,352)	$404,648

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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (BMS-986446/PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases. The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business (including NNC6019, formerly PRX004).
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of September 30, 2023, the Company had an accumulated deficit of $912.6 million and cash and cash equivalents of $670.9 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at September 30, 2023, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, Bristol Myers Squibb, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans, and other collaborative agreements with corporate partners or other arrangements.
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
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, leases and research and development expenses. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates.
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2023, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $253,000 and $70,000 during the nine months ended September 30, 2023 and 2022, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of September 30, 2023, and December 31, 2022, approximately $2.4 million and $1.7 million, respectively, of the Company’s property and equipment, net were held in the U.S. and nominal amount were in Ireland.
The Company is subject to a number of risks similar to other late-stage clinical biotechnology companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its drug candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s drug candidates, its right to develop and commercialize its drug candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, and the need to secure and maintain adequate clinical trial management, manufacturing, packaging, labeling, storage, testing, and distribution arrangements with third parties. The Company also relies on third-party consultants to assist in managing these third parties and assist with its clinical trial operations and manufacturing. If the Company does not successfully commercialize or partner any of its drug candidates, it will be unable to generate product revenue or achieve profitability. Further, the Company is also subject to broad market risks and uncertainties resulting from recent events, such as the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, rising interest rates, and recession risks, as well as supply chain and labor shortages.
Segments
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews all financial information on a consolidated basis.

Recent Accounting Pronouncements
There were no new accounting pronouncements or changes to accounting pronouncements during the three and nine months ended September 30, 2023 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $647.1 million and $599.1 million in money market funds included in cash and cash equivalents at September 30, 2023, and December 31, 2022, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid and Other Current Assets

	September 30,	December 31,
	2023	2022
Prepaid R&D expenses	$7,927	$5,325
Prepaid G&A expenses	2,218	1,597
Receivable from stock option exercises in-transit	—	62
Other	3,051	1,708
Prepaid and other current assets	$13,196	$8,692

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Machinery and equipment	$10,863	$9,901
Leasehold improvements	1,498	1,498
Purchased computer software	1,892	1,500
	14,253	12,899
Less: accumulated depreciation and amortization	(11,820)	(11,168)
Property and equipment, net	$2,433	$1,731

Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2023 respectively, compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and related expenses	$10,670	$11,060
Professional services	1,259	605
Other	1,847	503
Other current liabilities	$13,776	$12,168

5.Net Income (Loss) Per Ordinary Share

Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Shares used in diluted net income per ordinary share would include the dilutive effect of ordinary shares potentially issuable upon the exercise of stock options outstanding. However, potentially issuable ordinary shares are not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the nine months ended September 30, 2023 and three and nine months ended September 30, 2022, and therefore diluted net loss per share is equal to basic net loss per share. During the three months ended September 30, 2023, diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options.
Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$21,907	$(45,764)	$(79,552)	$(123,298)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	53,559	46,986	53,064	46,833
Weighted-average ordinary shares outstanding used in per share calculations - diluted	58,004	46,986	53,064	46,833
Net income (loss) per share:
Basic net income (loss) per ordinary share	$0.41	$(0.97)	$(1.50)	$(2.63)
Diluted net income (loss) per ordinary share	$0.38	$(0.97)	$(1.50)	$(2.63)

The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase ordinary shares	2,110	10,019	9,939	10,019
Restricted Stock Units (RSU)	27	—	27	—
Total	2,137	10,019	9,966	10,019

6. Commitments and Contingencies
Lease Commitments
The Company currently has four leases relating to its facilities in South San Francisco and Brisbane, California, and Dublin, Ireland.

South San Francisco Facility
The Company has a noncancelable operating sublease (the “Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “SSF Facility”). The Lease includes a free rent period and escalating rent payments and has a remaining lease term of 0.25 years that expires on December 31, 2023, unless terminated earlier. The Company's obligation to pay rent commenced on August 1, 2016.

Total operating lease cost was $1.6 million and $4.8 million for the three and nine months ended September 30, 2023 respectively and $1.6 million and $4.8 million for the three and nine months ended September 30, 2022, respectively. Total cash paid against the operating lease liability was $1.6 million and $4.9 million for the three and nine months ended September 30, 2023 respectively and $1.6 million and $4.7 million for the three and nine months ended September 30, 2022, respectively.
The discount rate used to determine the lease liability was 4.25%
The Company obtained a standby letter of credit in April 2016 in the initial amount of $4.1 million, which may be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. The Company was entitled to a $1.4 million reduction in the face amount of the standby letter of credit on the third anniversary of the contractual rent commencement, which was received in 2019, and another $1.4 million on the fifth anniversary of the contractual rent commencement, which was received in September 2021. As a condition to the reduction of the standby letter of credit amount, no uncured default by the Company shall then exist under the Lease. As of September 30, 2023, none of the remaining standby letter of credit amount of $1.4 million has been used.

Sub-Sublease of South San Francisco Facility

On July 18, 2018, the Company entered into a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. (the “Sub-Subtenant”) to sub-sublease approximately 46,641 square feet of office and laboratory space of the SSF Facility to the Sub-Subtenant. The Sub-Sublease is considered an operating lease under ASC 842. For the three and nine months ended September 30, 2023, the Company recorded $0.7 million and $2.2 million respectively and $0.7 million, and $2.2 million for the three and nine months ended September 30, 2022 respectively, of sub-lease rental income as an offset to its operating expenses.

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

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In April 2023, the Company renewed the lease for another one year with a termination date of July 2024. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and has an initial term of one year. Both of these leases have an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by the Company.

Brisbane Facility
On October 28, 2022, Prothena Biosciences Inc, a wholly owned subsidiary of the Company, entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay to the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of September 30, 2023, the Brisbane Sublease has a remaining lease term of 5.0 years.

The Brisbane Sublease is considered an operating lease and the accounting lease commencement date was on July 31, 2023 when the Company gained control over physical access to the Brisbane Facility. The Company recorded a right-of-use asset of approximately $11.4 million and lease liability of approximately $3.6 million relating to the Brisbane Sublease on the lease commencement date. The discount rate used to determine the lease liability was 5.76%. The initial measurement of right-of-use asset for the Brisbane Sublease includes the tenant improvement added by the Company wherein the lessor was deemed the accounting owner.

The Company is entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the Brisbane Facility and to prepare for the Company's occupancy of the Brisbane Facility. As of September 30, 2023, $5.5 million has been received from the Sublandlord and the Company is obligated to fund construction costs incurred in excess of the improvement allowance.

Total operating lease cost for the Brisbane Sublease was $0.5 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. Total cash paid against the operating lease liability was $0.2 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of September 30, 2023, none of the standby letter of credit amount of $0.9 million has been used.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets, and future minimum rentals to be received under the Sub-Sublease as of September 30, 2023, are as follows (in thousands):

Year Ended December 31,	Operating Leases	Sub-Sublease Rental
2023 (3 months)	1,713	672
2024	2,828	—
2025	3,052	—
2026	3,158	—
2027	3,269	—
Thereafter	2,523	—
Total	$16,543	$672
Less: Present value adjustment	(5,808)
Lease liability	$10,735

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2023, and 2022.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2023, the Company had non-cancelable purchase commitments to suppliers for $14.6 million of which $8.3 million is included in current liabilities, and contractual obligations under license agreements of $0.4 million of which $15,000 is included in current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2023 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Purchase Obligations (1)	$14,584	$14,426	$122	$36	$—	$—	$—
Contractual obligations under license agreements	402	64	64	64	60	60	90
Total	$14,986	$14,490	$186	$100	$60	$60	$90
________________
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers and contract research organizations.

7. Significant Agreements
Roche License Agreement
In December 2013, the Company through its wholly owned subsidiary Prothena Biosciences Limited and Prothena Biosciences Inc entered into a License, Development, and Commercialization Agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab, which are referred to collectively as “Licensed Products.” Upon the effectiveness of the License Agreement in January 2014, the Company granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The Company retained certain rights to conduct development of the Licensed Products and an option to co-promote prasinezumab in the U.S. During the term of the License Agreement, the Company and Roche will work exclusively with each other to research and develop antibody products targeting alpha-synuclein (or α-synuclein) potentially including incorporation of Roche’s proprietary Brain Shuttle™ technology to potentially increase delivery of therapeutic antibodies to the brain. The License Agreement provided for Roche making an upfront payment to the Company of $30.0 million, which was received in February 2014; making a clinical milestone payment of $15.0 million upon initiation of the Phase 1 clinical trial for prasinezumab, which was received in May 2014; making a clinical milestone payment of $30.0 million upon dosing of the first patient in the Phase 2 clinical trial for prasinezumab, which was achieved in June 2017; and making a clinical milestone payment of $60.0 million upon dosing of the first patient in the global Phase 2b PADOVA study for prasinezumab, which was achieved in May 2021.
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
The Company initiated a Phase 1 clinical trial for prasinezumab in 2014. Following the Phase 1 clinical trial, Roche became primarily responsible for developing, obtaining and maintaining regulatory approval for and commercializing Licensed Products. Roche also became responsible for the clinical and commercial manufacture and supply of Licensed Products.
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

Performance Obligations

As of September 30, 2023, and December 31, 2022, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
As discussed below, BMS exercised its US Rights for the tau/BMS-986446 (formerly PRX005) Collaboration Target and on July 30, 2021, PBL entered into a U.S. License Agreement granting BMS the exclusive license to develop, manufacture and commercialize antibody products in the United States targeting tau (the “Tau US License Agreement”). Subsequently, BMS exercised its Global Rights for the tau/BMS-986446 Collaboration Target and on July 5, 2023, PBL entered into a Global License Agreement granting BMS the exclusive license to develop, manufacture and commercialize tau Collaboration Products globally for any and all uses or purposes with respect to any human or animal disease, disorder or condition (the “Tau Global License Agreement”). The Tau Global License Agreement supersedes and replaces the Tau US License Agreement in its entirety.
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

The discovery, preclinical and clinical development activities performed by the Company are to be performed at the Company’s discretion and are not promised goods or services and therefore are not considered performance obligations under ASC 606, unless and until the Company agrees to perform the Phase 1 clinical trials (after the IND option exercise) that are determined to be performance obligations at the time the option is exercised. Per the terms of the Collaboration Agreement, the Company may conduct discovery activities to characterize, identify and generate antibodies to become collaboration candidates that target such Collaboration Target, and thereafter may pre-clinically develop collaboration candidates to identify lead candidates that target such Collaboration Target and file an IND with the U.S. Food and Drug Administration (the “FDA”) for a Phase 1 clinical trial for such lead candidates. In the event the Company agrees to be involved in a Phase 1 clinical trial, the Company will further evaluate whether any such promise represents a performance obligation at the time the option is exercised. If it is concluded that the Company has obligated itself to an additional performance obligation besides the license granted at IND option exercise, then the effects of the changes in the arrangement will be evaluated under the modification guidance of ASC 606.

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

There were a total of six options at inception including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs, with four options remaining as of September 30, 2023. Per ASC 606, the US Rights and Global Rights are material rights and therefore are performance obligations. The goods and services underlying the options are not accounted for as separate performance obligations, but rather become performance obligations, if and when, an option is exercised.

US License Agreement for the Tau/BMS-986446 Collaboration Target

On July 30, 2021, the Company entered into the Tau US License Agreement. The Tau US License Agreement included an upfront payment of $80.0 million.
The Tau US License Agreement included the following distinct performance obligations: (1) the delivery of the US License for tau/BMS-986446 Collaboration Target (“Tau US License Obligation”); and (2) the Company’s obligation to provide development activities under the development plan during any Phase 1 clinical trials (the “Tau US Development Services Obligation”). Revenue allocated to the Tau US License Obligation is recognized when the Company has satisfied its obligation at a point in time, while the revenue allocated to the Tau US Development Services Obligation are recognized over time using an input-based model.

Global License Agreement for the Tau/BMS-986446 Collaboration Target

On July 5, 2023, the Company entered into the Tau Global License Agreement, which as discussed above supersedes and replaces the Tau US License Agreement in its entirety. The Company received the associated option exercise fee of $55.0 million in August 2023 and it will be eligible to receive regulatory and sales milestones up to $562.5 million upon achievement of certain developmental events, including regulatory approval of a tau Collaboration Product, and on BMS achieving certain annual net sales thresholds in the United States and worldwide. The Company also will be eligible to receive tiered royalties on net sales of tau Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds.

The Company’s distinct performance obligation under the Tau Global License Agreement was limited to the delivery of the Global License for tau/BMS-986446 Collaboration Target (“Tau Global License Obligation”). Revenue allocated to the Tau Global License Obligation is recognized when the Company has satisfied its obligation at a point in time.

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
Upon entering into the Tau US License Agreement, the Company granted BMS a US License for the tau/BMS-986446 Collaboration Target, which transferred control of such underlying US License to BMS. Following execution of the Tau US License Agreement, BMS paid the Company a $80.0 million option exercise fee. Under the continuation of the original contract method, the Company computed the relative sales price after the Company transferred control of the US License for tau/BMS-986446. The Company used the original allocated consideration for the US Right for tau/BMS-986446 of $24.9 million (computed at the inception of the contract) plus the $80.0 million option exercise fee to arrive at the total transaction price of approximately $104.9 million. This total transaction price was further allocated using the relative sales price method between the Tau US License Obligation and the Tau US Development Services Obligation.

The best estimate of selling price for the US License for tau/BMS-986446 was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the license included the market opportunity for commercialization of tau/BMS-986446, the probability of successfully developing/commercializing BMS-986446, the remaining development costs for tau/BMS-986446, and the estimated time to commercialization of tau/BMS-986446. Based on the relative selling price method, the amount that the Company allocated to the performance obligations is as follows: $77.5 million to the license to be recognized concurrent with the delivery of the license; and $27.5 million as development services to be recognized based on percentage of completion over the service period estimated to be from 2021-2024.

Upon entering into the Tau Global License Agreement, the Company granted BMS a Global License for the tau/BMS-986446 Collaboration Target, which transferred control of such underlying Global License to BMS. Following execution of the Tau Global License Agreement, BMS paid the Company a $55.0 million option exercise fee. Under the continuation of the original contract method, the Company computed the relative sales price after the Company transferred control of the Global License for tau/BMS-986446. The Company used the original allocated consideration for the Global Right for tau/BMS-986446 of $17.9 million (computed at the inception of the contract) plus the $55.0 million option exercise fee to arrive at the total transaction price of approximately $72.9 million. Given that the Company’s distinct performance obligation under the Tau Global License Agreement was limited to the Tau Global License Obligation no further allocation was required.

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

Revenue and Expense Recognition

For the three and nine months ended September 30, 2023, collaboration revenue from BMS of $84.9 million and $91.0 million and for three and nine months ended September 30, 2022, $1.5 million and $3.9 million, respectively. Collaboration revenue for the three and nine months ended September 30, 2023 included $72.9 million recognized for the tau Global License Obligation ($55.0 million tau global option exercise fee and $17.9 million of deferred revenue recognized for the Global Right for the tau Collaboration Product), $4.7 million under a supply agreement with BMS and the remainder was primarily recognized for tau US Development Services Obligation. As of September 30, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $0.3 million. The Company had $5.2 million and nil accounts receivable from BMS at September 30, 2023, and December 31, 2022, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended September 30, 2023 was $92.5 million of which $17.9 million was recognized as revenue for the Global Right for the tau Collaboration Product and $6.9 million was recognized as revenue related to the Tau US Development Services Obligation performed during the quarter ended September 30, 2023. As of September 30, 2023, the deferred revenue balance was $67.7 million, of which $0.3 million was current and the balance of $67.4 million was long term deferred revenue. The deferred revenue balance as of September 30, 2023, includes amounts deferred related to outstanding US Rights and Global Rights of $67.4 million and unsatisfied performance obligations for the US Rights for the tau/BMS-986446 program of $0.3 million.

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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three and nine months ended September 30, 2023 and 2022.
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
Contingent Consideration /Milestone Accounting
In December 2022, the Company received a $40.0 million development milestone payment related to the continued advancement of NNC6019 in a Phase 2 clinical trial for the treatment of ATTR cardiomyopathy. This amount was accounted for as revenue from license and intellectual property in 2022.
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
Revenue Recognition
Total revenue recognized related to the transaction during the nine months ended September 30, 2023 and 2022 was nil and nil, respectively. The Company had no accounts receivable from Novo Nordisk as of September 30, 2023 and December 31, 2022, respectively.

8. Shareholders' Equity
Ordinary Shares
As of September 30, 2023, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,638,615 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2023, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2023. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
For the three and nine months ended September 30, 2023, the Company sold and issued nil and 42,361 ordinary shares, respectively, pursuant to the December 2021 Distribution Agreement. For the nine months ended September 30, 2023, total gross proceeds was approximately $3.2 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.1 million. As of September 30, 2023, the Company has sold and issued 953,589 ordinary shares for total gross proceeds of approximately $56.3 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $1.8 million.
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
In May 2023, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of September 30, 2023, the number of ordinary shares authorized under the 2018 LTIP was 14,614,183. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.
As of September 30, 2023, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 35,834 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.
The Company granted 245,250 and 193,500 options during the three months ended September 30, 2023 and 2022, respectively, and 1,731,621 and 2,219,686 options during the nine months ended September 30, 2023 and 2022, respectively, in aggregate under its equity plans. The Company’s option awards generally vest over four years, while RSUs vest over two years. As of September 30, 2023, 3,556,448 ordinary shares remained available for grant under its equity plans, 27,000 RSUs were outstanding and unvested, and options to purchase 9,939,093 ordinary shares in aggregate under the Company’s equity plans were outstanding with a weighted-average exercise price of approximately $29.15 per share.

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

As share-based compensation expense recognized in the Condensed Consolidated Financial Statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The estimated forfeiture rate as of September 30, 2023 was 8%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at September 30, 2023, is $100.4 million. The weighted-average period over which the unearned share-based compensation related to stock options is expected to be recognized is 2.58 years.

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022, was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,948	$4,176	$14,178	$11,268
General and administrative	5,996	3,790	15,656	12,621
Total share-based compensation expense	$10,944	$7,966	$29,834	$23,889
The Company recognized tax benefits from share-based awards of $1.9 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively and $5.3 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively.
The fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2023 and 2022 was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	76.8%	82.3%	81.3%	82.2%
Risk-free interest rate	4.3%	2.9%	4.2%	2.1%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	4.42	6.00	4.81	6.00
Weighted average grant date fair value	$40.83	$20.38	$37.67	$22.53
The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,479,998	$23.16	6.82	$354,856
Granted	1,731,621	56.94
Exercised	(1,097,550)	19.05
Forfeited	(174,976)	43.04
Expired	—	—
Outstanding at September 30, 2023	9,939,093	$29.15	6.84	$212,009
Vested and expected to vest at September 30, 2023	9,562,960	$28.48	6.75	$209,155
Vested at September 30, 2023	6,095,330	$20.52	5.68	$172,377
The total intrinsic value of options exercised was $5.7 million and $20.0 million during the three months ended September 30, 2023 and 2022, respectively, and $51.1 million and $22.6 million during the nine months ended September 30, 2023 and 2022, respectively, determined as of the date of exercise.
The following table summarizes the activity and related information for RSUs during the nine months ended September 30, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	23,000	$60.89	1.67	$1,386
Units Granted	4,000	68.71
Units Vested	—	—
Units Forfeited	—	—
Outstanding at September 30, 2023	27,000	$62.05	1.01	$1,303
The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). The total fair value of shares vested during the nine months ended September 30, 2023 was nil. As of September 30, 2023, total compensation cost not yet recognized related to unvested RSUs was $1.1 million, which is expected to be recognized over a weighted-average period of 1.26 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $3.1 million and $10.3 million for the three and nine months ended September 30, 2023 as compared to $2.7 million and $5.7 million for the three and nine months ended September 30, 2022, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, adjustments to deferred tax assets for the deductibility of stock compensation and capitalization of research and development costs.
The Company has historically computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three and nine months ended September 30, 2023 using an actual year-to-date tax calculation.
The non-U.S. tax expense continues to be zero due to cumulative historic and year-to-date losses and a full valuation allowance on our deferred tax assets in our non-U.S. jurisdictions.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets (“DTA”) are composed primarily of its Irish subsidiaries' net operating loss carryforwards, California net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiaries, federal and California tax credit carryforwards, share-based compensation, capitalized R&D, and other temporary differences. The Company maintains a valuation allowance against certain U.S. federal and state and Irish deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on its deferred tax assets by jurisdiction.
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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets Amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (BMS-986446, formerly PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases. We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business.

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

Birtamimab binds to both soluble and insoluble amyloid aggregates in multiple organs and promotes the clearance of amyloid deposits via phagocytosis. This depleter mechanism of action broadly targets misfolded kappa and lambda light chain to clear deposited amyloid that causes organ dysfunction and failure in patients with AL amyloidosis. Birtamimab is the only investigational therapeutic that has demonstrated a significant survival benefit within a randomized clinical trial in patients with Mayo Stage IV AL amyloidosis. Birtamimab has been granted Fast Track Designation by the U.S. Food and Drug Administration (FDA) for the treatment of Mayo Stage IV patients with AL amyloidosis to reduce the risk of mortality and has been granted Orphan Drug Designation by both the FDA and European Medicines Agency (EMA).

It is estimated that 200,000 to 400,000 patients globally suffer from this rare disease, with approximately 60,000 to 120,000 (or 30%) of those patients being categorized as Mayo Stage IV. Patients categorized at diagnosis as Mayo Stage IV have poor outcomes with current standard-of-care that aims to reduce the production of new protein but does not directly target and clear the toxic amyloid that deposits in organs. There are currently no approved treatments for AL amyloidosis that have demonstrated a survival benefit within randomized clinical trials, and there is an urgent unmet medical need for therapies that improve survival in patients at risk for early mortality due to amyloid deposition.

Confirmatory Phase 3 AFFIRM-AL Clinical Trial Design under SPA Agreement with FDA

Based on further analyses of data from the VITAL clinical trial and multiple in-depth discussions with the FDA, Prothena announced plans in February 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL clinical trial in patients with Mayo Stage IV AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 clinical trial that is being conducted with a primary endpoint of all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA. Topline data from AFFIRM-AL is expected in 2024.

AFFIRM-AL is an ongoing global, multi-center, double-blind, placebo-controlled, 2:1 randomized, time-to-event clinical trial expected to enroll approximately 150 newly diagnosed, treatment naïve patients with AL amyloidosis categorized as Mayo Stage IV. It has been designed to evaluate the primary endpoint of all-cause mortality with a significance level of p<0.10. Secondary endpoints will assess change from baseline to month 9 in quality of life as measured by SF-36v2 PCS and functional capacity as measured by 6MWT distance.

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

Phase 3 VITAL Clinical Trial Results

In June 2023, we announced that results from the Phase 3 VITAL clinical trial were published in Blood, a journal of the American Society of Hematology (ASH). The published data demonstrate that in a post hoc analysis of patients with Mayo Stage IV AL amyloidosis, a statistically significant survival benefit of 74 percent was observed for those treated with birtamimab plus standard of care (SOC) versus 49 percent in patients on placebo plus SOC at 9 months (HR 0.413, p=0.021).

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

NNC6019’s proposed mechanism of action is to deplete both circulating non-native TTR to prevent further deposition and deposited amyloid to improve organ function. NNC6019 has been shown in preclinical studies to inhibit amyloid fibril formation, neutralize soluble aggregate forms of non-native TTR, and promote clearance of insoluble amyloid fibrils through antibody-mediated phagocytosis. This differentiated depleter mechanism of action could be developed as a monotherapy approach to ATTR amyloidosis and might also complement existing therapeutic approaches which either stabilize or reduce production of the native TTR tetramer. Prothena completed a Phase 1 clinical trial with NNC6019 in patients with hereditary forms of ATTR, in which NNC6019 was found to be safe and well tolerated.

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

A Phase 2 clinical trial of NNC6019 in patients with ATTR cardiomyopathy is being conducted by Novo Nordisk (NCT05442047). Topline data is expected in 2024.

BMS-986446 (formerly PRX005) for the Potential Treatment of Alzheimer’s Disease

BMS-986446 is designed to be a best-in-class anti-tau antibody that specifically binds with high affinity the R1, R2, and R3 repeats within the microtubule binding region (“MTBR”) of tau and targets both 3R and 4R tau isoforms. MTBR-tau has been shown in preclinical studies to be involved in the pathological spread of tau. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease (AD). Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with AD. Recent publications suggest that during the course of AD progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages in and tau tangles in AD to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in relevant animal models. In these preclinical models, BMS-986446 demonstrated significant reduction of intraneuronal tau pathology and progression protection against behavioral deficit in a tau transgenic mouse model and complete blockade of neuronal tau internalization in vitro.
In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for BMS-986446. BMS paid Prothena $80.0 million for this option following the execution of a US License Agreement for BMS-986446 and transfer of the underlying license. In July 2023, we announced that BMS exercised its option to enter into an exclusive worldwide license for BMS-986446 and Prothena received the associated option exercise fee of $55 million in August 2023. All program updates going forward, including results from ongoing and any future BMS-986446 clinical trials, will be reported by BMS.

Phase 1 Clinical Trial

In January 2023, we reported results from the single ascending dose (SAD) portion of a first-in-human, placebo controlled, Phase 1 clinical trial of BMS-986446 in the treatment of Alzheimer’s disease. In the SAD portion of the trial, 19 healthy volunteers were randomized in a 3:1 drug to placebo into a low, medium or high does. Trial participants received a single dose of PRX0005 or placebo intravenously (IV) and were followed for up to two months.

Full results of the SAD portion of the trial were presented at the Alzheimer’s Association International Conference 2023 (“AAIC”) in July 2023 in a poster presentation. All three dose level cohorts of BMS-986446 were generally safe and well tolerated, meeting the primary objective of the SAD portion of the trial. None of the treatment emergent adverse events (TEAE) were serious. No clinically relevant changes were observed in other safety parameters. BMS-986446 also met key pharmacokinetic (PK) and immunogenicity secondary endpoints. Plasma drug concentrations of BMS-986446 increased in a dose-proportional manner. Furthermore, BMS-986446 exposure in cerebrospinal fluid (CSF) was measured in the high dose cohort and based on the robust exposure of BMS-986446 in the CSF (day 29 CSF:Plasma ratio=0.2%), substantial target engagement is expected in the CNS. BMS-986446 had a desirable immunogenicity profile with no persistent BMS-986446 induced antidrug antibodies (ADAs) observed.

A multiple ascending dose (MAD) portion of the Phase 1 clinical trial is ongoing. In September 2023, BMS reported that Phase 1 data supports rapidly moving BMS-986446 into a Phase 2 clinical trial in first half of 2024. All program updates going forward, including results from ongoing and any future BMS-986446 clinical trials, will be reported by BMS.

Global Neuroscience Research and Development Collaboration with Bristol Myers Squibb

This global neuroscience research and development collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, including tau, TDP-43, and an undisclosed target. BMS-986446 is designed to be a best-in-class anti-tau, MTBR-specific antibody for the potential treatment of AD and, with the initiation of the Phase 1 clinical trial, is the first program to advance to the clinic from this collaboration. After receiving the $55 million payment described above, we have received a total of $285 million pursuant to the collaboration and we are eligible to receive up to an additional $160 million for U.S. rights, up to $110 million for global rights, and up to $1.7 billion for regulatory and commercial milestone payments for a total of up to $2.2 billion plus potential tiered commercial sales royalties across multiple programs.

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

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to improve access for patients with AD. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a first-in-human Phase 1 single ascending dose (SAD) clinical trial to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with AD. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of AD. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as AD, with evidence demonstrating the potential to address an unmet medical need.

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

    Both the SAD clinical trial and a Phase 1 multiple ascending dose clinical trial are currently ongoing. Initial topline data from both clinical trials is expected by year-end 2023.

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

In July 2023, we presented preclinical results at AAIC 2023 that demonstrated that a PRX123 vaccine surrogate elicited robust antibody responses that bound with high avidity to Aβ plaques in Alzheimer’s disease brain ex vivo and significantly reduced Aβ brain plaques in a transgenic mouse model of Alzheimer’s disease pathology. Furthermore, in March 2022, we delivered an oral presentation at AD/PD 2022 on preclinical data demonstrating that PRX123 generated anti-Aβ and anti-tau antibodies to enable phagocytosis of Aβ and to neutralize tau. These findings provided proof of concept in multiple preclinical species. We expect an IND for PRX123 with the FDA by year-end 2023.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2023, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in our 2022 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three and nine months ended September 30, 2023, and 2022
Revenue

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Collaboration revenue	$84,866	$1,517	5,494%
Total revenue	$84,866	$1,517	5,494%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Collaboration revenue	$91,004	$3,932	2,214%
Revenue from license and intellectual property	50	50	—%
Total revenue	$91,054	$3,982	2,187%
Total revenue was $84.9 million and $1.5 million for the three months ended September 30, 2023, and 2022, respectively, and $91.1 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Collaboration revenue includes revenue recognized under our Collaboration Agreement with BMS. Collaboration revenue from BMS was $84.9 million and $91.0 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $3.9 million for the three and nine months ended September 30, 2022, respectively. The increase in BMS collaboration revenue for the three and nine months ended September 30, 2023, compared to the same periods in the prior year was primarily due to $72.9 million recognized for the Tau Global License Agreement ($17.9 million of deferred revenue recognized for the Global Right and $55 million for the option exercise fee), $4.7 million under a Supply Agreement and higher revenue recognized for the Tau US Development Services Obligation. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the nine months ended September 30, 2023, and 2022 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Research and development	$57,913	$39,860	45%
General and administrative	16,645	11,989	39%
Total operating expenses	$74,558	$51,849	44%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Research and development	$158,680	$98,691	61%
General and administrative	44,895	36,776	22%
Total operating expenses	$203,575	$135,467	50%
Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $74.6 million and $51.8 million for the three months ended September 30, 2023, and 2022, respectively, and $203.6 million and $135.5 million for the nine months ended September 30, 2023, and 2022, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab, BMS-986446/PRX005, PRX012, PRX123 and preclinical activities related to our discovery programs.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and professional service expenses.
Research and Development Expenses
Our R&D expenses increased by $18.1 million or 45%, for the three months ended September 30, 2023, and increased by $60.0 million or 61% for the nine months ended September 30, 2023 compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2023, compared to the same periods in the prior year was primarily due to higher clinical trial expenses primarily related to the PRX012 and birtamimab programs, higher personnel related expenses (including share-based compensation), higher consulting expenses, offset in part by lower manufacturing expenses.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, NNC6019, BMS-986446/PRX005, PRX012 and other R&D expenses for the three and nine months ended September 30, 2023, and 2022, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date
	2023	2022	2023	2022
Birtamimab (NEOD001)(1)	$18,508	$13,853	$50,288	$38,352	$453,774
PRX002/RG7935(2)	$3	$56	$8	$209	$106,789
NNC6019 (PRX004)(1)(3)	$22	$367	$63	$648	$79,863
BMS-986446/PRX005(1)	$1,826	$4,746	$9,858	$11,389	$57,158
PRX012(1)	$27,553	$13,754	$69,966	$28,667	$132,969
Other R&D(4)	$10,001	$7,084	$28,497	$19,426
	$57,913	$39,860	$158,680	$98,691
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
We continue to expect our R&D expenses to increase for the full year ended December 31, 2023 over the prior year, primarily due to increase in spending for clinical trials related to our active clinical trials and higher personnel costs including share-based compensation.
General and Administrative Expenses
Our G&A expenses increased by $4.7 million, or 39%, for the three months ended September 30, 2023 and increased by $8.1 million, or 22% for the nine months ended September 30, 2023 compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2023, compared to the prior year, was primarily due to higher personnel related expenses (including share-based compensation).

We continue to expect our G&A expenses to increase for the full year ended December 31, 2023 compared to the prior year, primarily related to higher personnel costs including share-based compensation.

Other Income (Expense)

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Interest income	8,522	1,913	345%
Other income (expense), net	(15)	2	n/m
Total other income (expense), net	8,507	1,915	344%
___________
n/m = not meaningful

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Interest income	22,912	2,605	780%
Other expense, net	(253)	(70)	261%
Total other income (expense), net	22,659	2,535	794%
Interest income increased by $6.6 million, or 345%, for the three months ended September 30, 2023 and increased by $20.3 million, or 780%, for the nine months ended September 30, 2023 compared to the same periods in the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates and higher cash balances. Other expense, net for the three and nine months ended September 30, 2023 and 2022, was primarily foreign exchange losses from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Benefit from income taxes	$(3,092)	$(2,653)	17%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(Dollars in thousands)
Benefit from income taxes	$(10,310)	$(5,652)	82%

The benefit from income taxes increased by $0.4 million, or 17%, for the three months ended September 30, 2023, and increased $4.7 million, or 82% for the nine months ended September 30, 2023 compared to the same periods in the prior year. The increase in benefit from income taxes for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, was primarily due to adjustments to deferred tax assets related to Section 174 R&D Capitalization and differences in our geographical mix of profits and losses before tax arising from changes to intra-group service agreements.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	September 30,	December 31,
	2023	2022
Working capital	$637,234	$668,951
Cash and cash equivalents	670,897	710,406
Total assets	746,920	758,035
Total liabilities	129,693	135,993
Total shareholders’ equity	617,227	622,042

Working capital was $637.2 million as of September 30, 2023, a decrease of $31.7 million from working capital of $669.0 million as of December 31, 2022. This decrease in working capital during the nine months ended September 30, 2023, was primarily attributable to cash use of $203.6 million for operating expenses (adjusted to exclude non-cash charges) offset in part by $55.0 million in cash from BMS related to global option exercise fee, net proceeds of approximately $20.7 million from the underwriters partial exercise of their 30-day option to purchase additional ordinary shares as part of the December 2022 public offering, interest income on investments of $22.9 million, net proceeds received from stock option exercises of approximately $21.0 million and proceeds of approximately $3.0 million from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement.
As of September 30, 2023, we had $670.9 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the December 2021 Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of September 30, 2023, $207.0 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Cash Flows for the Nine Months Ended September 30, 2023 and 2022
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(82,868)	$(103,845)
Net cash used in investing activities	(1,261)	(313)
Net cash provided by financing activities	44,620	20,692
Net decrease in cash, cash equivalents and restricted cash	$(39,509)	$(83,466)

Cash Used in Operating Activities
Net cash used in operating activities was $82.9 million for the nine months ended September 30, 2023, primarily due to use of $203.6 million for operating expense (adjusted to exclude non-cash charges of approximately $24.0 million) and cash paid for prepaid expenses, other current liabilities and operating lease payments offset in part by $55.0 million in cash from BMS related to Global option License fee and interest income of $22.9 million.
Net cash used in operating activities was $103.8 million for the nine months ended September 30, 2022, primarily due to use of $135.5 million for operating expense (adjusted to exclude non-cash charges of approximately $21.0 million).
Cash Used in Investing Activities
Net cash used in investing activities was $1.3 million and $0.3 million for the nine months ended September 30, 2023, and 2022, respectively. Net cash used in investing activities for the nine months ended September 30, 2023, and 2022, was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $44.6 million for the nine months ended September 30, 2023, primarily from net proceeds of approximately $20.7 million from the underwriters partial exercise of their 30-day option to purchase additional ordinary shares as part of the December 2022 public offering, proceeds from issuances of ordinary shares upon exercises of stock options of $21.0 million and net proceeds of $3.0 million from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement.
Net cash provided by financing activities was $20.7 million for the nine months ended September 30, 2022, primarily from net proceeds from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement of $14.5 million and proceeds from issuances of ordinary shares upon exercises of stock options of $6.2 million.
Off-Balance Sheet Arrangements
At September 30, 2023, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of September 30, 2023, consisted of minimum cash payments under operating leases of $16.5 million, purchase obligations of $14.6 million (of which $8.3 million is included in current liabilities), and contractual obligations under license agreements of $0.4 million (of which $15,000 is included in current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
In March 2016, we entered into a noncancelable operating sublease to lease 128,751 square feet of office and laboratory space in South San Francisco, California. We are obligated to make lease payments totaling approximately $39.2 million over the lease term. Of this obligation, approximately $1.7 million remains outstanding as of September 30, 2023. We sub-sublease approximately 46,641 square feet of the office and laboratory in South San Francisco, California to Assembly Biosciences, Inc. See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for additional information regarding sub-sublease rental income.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In April 2023, the Company renewed the lease for another one year with a termination date of July 2024. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and has an initial term of one year. Both of these leases have an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by us.
In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $14.7 million remains outstanding as of September 30, 2023.

The following is a summary of our contractual obligations as of September 30, 2023 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases (1)	$16,543	$1,713	$2,828	$3,052	$3,158	$3,269	$2,523
Purchase obligations	14,584	14,426	122	36	—	—	—
Contractual obligations under license agreements	402	64	64	64	60	60	90
Total	$31,529	$16,203	$3,014	$3,152	$3,218	$3,329	$2,613

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we continue to expect the full year 2023 net cash used in operating and investing activities to be approximately $148 million to $161 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business including the effects of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $253,000 and $70,000 during the nine months ended September 30, 2023 and 2022, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies strengthen against the U.S. dollar.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of $(79.6) million for the nine months ended September 30, 2023, and ($116.9) million, $67.0 million, and ($111.1) million for the years ended December 31, 2022, 2021 and 2020, respectively. As of September 30, 2023, we had an accumulated deficit of $912.6 million. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 3 AFFIRM-AL clinical trial for birtamimab, the Phase 1 clinical trials for PRX012, and potential additional clinical trials for these and other programs;
•develop and possibly commercialize our drug candidates, including birtamimab, PRX012, and PRX123;
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
As of September 30, 2023, we had cash and cash equivalents of $670.9 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for NNC6019 (formerly PRX004) being conducted by Novo Nordisk, the Phase 1 clinical trial for BMS-986446/PRX005 being conducted by BMS, and the Phase 1 clinical trials for PRX012;

•the timing, initiation, progress, results, and costs of these and our other research, development, and possible commercialization activities;
•the results of our research, nonclinical studies, and clinical trials;
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
In order to develop and obtain regulatory approval for our drug candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. Our ability to raise additional capital, including our ability to secure new collaborations, may also be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical turmoil, including the Russian invasion of Ukraine and ongoing conflict in Israel. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us or at all. If we raise additional funds by issuing equity securities, including pursuant to our December 2021 Distribution Agreement, substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures, or licensing arrangements.
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
Our key facility and most of our operations are in the San Francisco Bay Area of Northern California, which in the past has experienced severe earthquakes. If an earthquake, other natural disaster, or similar event were to occur and prevent us from using all or a significant portion of those operations or local critical infrastructure, or that otherwise disrupts our operations, it could be difficult or impossible for us to continue our business for a substantial period of time. We have disaster recovery and business continuity plans, but they may prove to be inadequate in the event of a natural disaster or similar event. We may incur substantial expenses if our disaster recovery and business continuity plans prove to be inadequate. We do not carry earthquake insurance. Furthermore, third parties upon which we are materially dependent upon may be vulnerable to natural disasters or similar events. Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of adverse weather events. Any such adverse weather event, natural disaster or similar occurrence could have an adverse effect on our business, financial condition, or results of operations.

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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for BMS-986446/PRX005, and the Phase 1 clinical trials for PRX012 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for BMS-986446/PRX005, the Phase 1 clinical trials for PRX012, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon BMS with respect to further development of BMS-986446/PRX005, including the Phase 1 clinical trial and any future clinical trial of that drug candidate.
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
Although we have obtained agreement with the FDA on a special protocol assessment (“SPA”) with regard to our Phase 3 AFFIRM-AL clinical trial of birtamimab, an SPA does not guarantee approval of birtamimab or any other particular outcome from regulatory review.
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
We do not own or operate facilities for the manufacture, packaging, labeling, storage, testing, or distribution of nonclinical or clinical supplies of any of our drug candidates. We instead contract with and rely on third parties to manufacture, package, label, store, test, and distribute nonclinical and clinical supplies of our drug candidates, and we plan to continue to do so for the foreseeable future. We also rely on third-party consultants to assist us with managing these third parties and with our manufacturing strategy. If any of these third parties fail to perform these activities for us, nonclinical or clinical development of our drug candidates could be delayed, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.
If the FDA, the EMA, or any other comparable regulatory authority approves any of our drug candidates for commercial sale, we expect to continue to rely, at least initially, on third parties to manufacture, package, label, store, test, and distribute commercial supplies of such approved drug product. Significant scale-up of manufacturing may require additional comparability validation studies, which the FDA, the EMA, or other comparable regulatory authorities must review and approve. Our third-party manufacturers might not be able to successfully establish such comparability or increase their manufacturing capacity in a timely or economic manner, or at all. If our third-party manufacturers are unable to successfully establish comparability or increase their manufacturing capacity for any drug product, and we are unable to timely establish our own manufacturing capabilities, the commercial launch of that drug candidate could be delayed or there could be a shortage in supply, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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
We are dependent on Novo Nordisk, and its third-party manufacturers if applicable, to manufacture clinical supplies of NNC6019.
We are dependent on BMS, and its third-party manufacturers if applicable, to manufacture clinical supplies of BMS-986446/PRX005.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our drug candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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
Our drug candidates may also require specific components to work effectively and efficiently, and rights to those components may be held by others. We may be unable to in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. If we fail to obtain licenses to necessary third-party intellectual property rights, we may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Any delays in entering into new collaborations or strategic partnership agreements related to our drug candidates could delay the development and commercialization of our drug candidates in certain geographies, which could harm our business prospects, financial condition, and results of operations.
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
In addition, third parties may challenge our existing or future patents. Competitors may also infringe our patents or other intellectual property or the intellectual property of our licensors. To cease such infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:
•the patentability of our inventions relating to our drug candidates; and/or
•the enforceability, validity or scope of protection offered by our patents relating to our drug candidates; and/or
•findings that our drug candidates, products, or activities infringe third-party patents or other intellectual property rights.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2023, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 13,522,541.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On August 10, 2023, Dennis J. Selkoe, director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,000 shares of the Company’s ordinary shares until November 15, 2024.
On August 8, 2023, Michael J. Malecek, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 88,000 shares of the Company’s ordinary shares until November 30, 2024.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1	Consulting Agreement, October 1, 2023, between Prothena Biosciences Inc and Dennis J. Selkoe					X

10.2	Global License Agreement, dated as of July 5, 2023, by and between Prothena Biosciences Limited and Celgene Switzerland LLC					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	November 2, 2023	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer