Form 10-K
period 2023-12-31
PROTHENA CORP PUBLIC LTD CO
filed 2024-02-22
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023

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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2.9 billion based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
53,720,455 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 14, 2024, are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2023.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2023

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; potential indications and attributes of epitopes and antibodies we have identified in our programs; plans for ongoing and future clinical studies of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; the expected timing of reporting data from clinical trials of our drug candidates, including any topline study results for our Phase 3 AFFIRM-AL clinical trial between 4Q 2024 and 2Q 2025; our collaborations with F. Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline and completion of our ongoing clinical trials; and our anticipated need for additional capital.
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
•potential disruptions in the U.S. and global capital and credit markets, including by geopolitical conflicts and pandemics;
•government regulation of our industry;
•the volatility of the market price of our ordinary shares; and
• business disruptions.

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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (BMS-986446, formerly PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases, respectively. We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business (NNC6019, formerly PRX004).

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

Our plan is to become a fully integrated research, development, and commercial biotechnology company. Three late-stage programs in our pipeline are ongoing, including AFFIRM-AL, a registration-enabling Phase 3 clinical trial of birtamimab in Mayo Stage IV patients with AL amyloidosis being conducted under a Special Protocol Assessment (SPA) agreement with FDA with significance level of p≤0.10, a Phase 2b PADOVA clinical trial of prasinezumab in patients with early Parkinson’s disease being conducted by Roche, and a Phase 2 clinical trial of NNC6019 (formerly PRX004) in patients with ATTR cardiomyopathy being conducted by Novo Nordisk. In addition, we are advancing a robust portfolio of Alzheimer’s disease programs designed to target the underlying disease pathology. These programs include PRX012, an anti-Aβ antibody designed to be best-in-class and dosed subcutaneously; BMS-986446 (formerly PRX005), an investigational antibody that specifically targets a key epitope within the microtubule binding region (MTBR) of tau, and a potential best-in-class treatment, which is partnered with BMS; and PRX123, a dual Aβ-tau vaccine for the treatment and prevention of Alzheimer’s disease.

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

Once we formulate a novel hypothesis or approach, we determine how to optimally intervene against a known target. We employ a combination of our understanding of normal protein structure, computational antibody design technologies, and an empirical and unbiased screening process to determine the optimal epitope to target on a pathogenic protein. Through our detailed screening process, we attempt to define critical regions of the protein involved in the pathological progression of a particular disease to elucidate key epitopes that are hidden when a protein is normally folded but exposed when a protein misfolds and remains exposed in all of its pathogenic aggregation states, inclusive of deposited amyloid. We engineer our molecules to interact with that epitope in a way that is most likely to intercept or halt the underlying disease process. We do this by designing molecules with a bias toward the pathogenic forms of the protein. We then develop a multitude of antibodies against the target, characterize specific and selective antibodies in vitro, and then use them to test the initial hypothesis in vivo using animal models of disease, assuming such models exist or can be successfully developed. We often rely on the use of preclinical models that have been extensively developed to establish early proof of concept for our programs. We leverage our insight of disease pathology and, when possible, employ biomarker endpoints as a way to detect signals of biological activity. We may elect to start clinical testing in indications that have well-established endpoints in order to demonstrate proof of concept as a basis for further investment in clinical trials, either by us or by potential partners.

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

As a result of decades of our own investigation augmented by the work of others have elucidated that targeting the appropriate epitope, with the optimal binding strength (affinity) in the context of the right clinical design with appropriate endpoints in the right patient population, can result in meaningful clinical benefit. Our track record of combining these elements to discover and develop novel therapeutic candidates has resulted in a robust pipeline advancing multiple late-stage programs.

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

Our Research and Development Pipeline

Our clinical research and development pipeline includes five therapeutic antibody programs currently in clinical development: birtamimab for the potential treatment of AL amyloidosis; prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; NNC6019, which is being developed by Novo Nordisk, for the potential treatment of ATTR amyloidosis; PRX012 for the potential treatment of Alzheimer’s disease; and BMS-986446, in collaboration with BMS, for the potential treatment of Alzheimer’s disease.

In addition to our clinical development pipeline, we have recently received clearance by the FDA for two investigational new drug (IND) applications including PRX123 and PRX019. PRX123 is our Alzheimer’s disease vaccine program and was also granted Fast Track designation from the FDA. PRX019 is an undisclosed target for neurogenerative diseases and is one of the three programs that are the focus of our collaboration with BMS. We also have a number of discovery- and late-preclinical-stage programs targeting proteins implicated in neurological diseases including TDP-43 for the potential treatment of amyotrophic lateral sclerosis. TDP-43 is one of the three programs that are the focus of our collaboration with BMS.

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

In multiple clinical trials, birtamimab has been shown to be generally safe and well tolerated and has been evaluated in 302 patients receiving monthly intravenous infusions (including 294 patients who received the recommended 24 mg/kg dose), for an average of approximately 15 months.

Confirmatory Phase 3 AFFIRM-AL Clinical Trial Design under SPA Agreement with the FDA

Based on further analyses of data from the VITAL clinical trial and multiple in-depth discussions with the FDA, Prothena announced plans in February 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL clinical trial in patients with Mayo Stage IV AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 clinical trial that is being conducted with a primary endpoint of all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA. Patient enrollment is on track in the AFFIRM-AL trial and a re-estimation, based on a predetermined number of mortality events, has full topline trial results expected between the fourth quarter of 2024 and the second quarter of 2025.

AFFIRM-AL is an ongoing global, multi-center, double-blind, placebo-controlled, 2:1 randomized, time-to-event trial expected to enroll approximately 150 newly diagnosed, treatment naïve patients with AL amyloidosis categorized as Mayo Stage IV. It has been designed to evaluate the primary endpoint of all-cause mortality with a significance level of p<0.10. Secondary endpoints will assess change from baseline to month 9 in functional capacity as measured by 6MWT distance and quality of life as measured by SF-36v2 PCS.

An interim analysis will be conducted when approximately 50% of the events have occurred, allowing the independent data monitoring committee to recommend either continuing the trial or stopping early for overwhelming efficacy. Patients will receive 24 mg/kg of birtamimab or placebo by intravenous infusion every 28 days, with all patients receiving concurrent standard of care therapy consisting of a first line bortezomib-containing regimen.

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

Phase 2b PADOVA Clinical Trial

A Phase 2b clinical trial (PADOVA) to further assess the efficacy of prasinezumab in an expanded patient population is being conducted by Roche. PADOVA is a Phase 2b, randomized, double-blind, placebo-controlled, multicenter clinical trial to evaluate the efficacy and safety of prasinezumab in patients with early Parkinson’s disease who are on stable symptomatic (levodopa) medication. The trial has enrolled 586 patients randomized to receive either prasinezumab or placebo via intravenous infusion every 4 weeks. The primary endpoint is time to meaningful progression on motor signs of the disease, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (MDS-UPDRS) Part III score from baseline. In the first quarter of 2023, Roche completed enrollment for the Phase 2b PADOVA trial.

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA trial of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab in the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients. In August 2022, Roche presented data at the International Congress of Parkinson’s Disease and Movement Disorders (MDS) from the open-label extension of the PASADENA trial which compared the prasinezumab population with a propensity score-balanced cohort of real-world data (RWD) Parkinson’s Progression Markers Initiative (PPMI). The data suggests that prasinezumab slowed the progression of motor deficits (MDS-UPDRS Part III OFF state score) in early-stage PD.

Phase 2 PASADENA Clinical Trial

The results from the Phase 1 clinical trial further supported advancing prasinezumab into the Phase 2 PASADENA clinical trial. PASADENA is a two-part Phase 2 clinical trial in early Parkinson's disease patients that is being conducted by Roche. Part 1 was a randomized, double-blind, placebo-controlled, three-arm trial and enrolled 316 patients to evaluate the efficacy and safety of prasinezumab in patients over 52 weeks. In part 1, patients were randomized on a 1:1:1 basis to receive one of two active doses (1500 mg or depending on body weight either 3500 mg or 4500 mg) of prasinezumab or placebo via intravenous infusion once every 4 weeks. Patients enrolled in the trial must not have been on dopaminergic therapy and were not expected to require dopaminergic therapy for at least 52 weeks. Part 2 of the trial was a 52-week blinded extension phase in which patients from the placebo arm of the trial were re-randomized onto one of two active doses on a 1:1 basis, so that all participants were on active treatment. Patients who were originally randomized to an active dose will continue at that dose level for the additional 52 weeks. In part 2, patients were allowed to use concomitant dopaminergic therapy. Any patient who medically required initiation of dopaminergic therapy during part 1 had their subsequent data censored for the primary endpoint analysis.

Results from Part 1 of the PASADENA clinical trial were presented in a Top Abstract oral presentation at the International Parkinson and Movement Disorder Society’s MDS Virtual Conference 2020. While the trial did not meet the primary objective, signals of efficacy on multiple pre-specified secondary and exploratory clinical endpoints, including measures of motor function and biomarkers, were demonstrated in both of the prasinezumab arms when compared to placebo. In PASADENA, prasinezumab significantly reduced decline in motor function by 35% (pooled dose levels) vs. placebo after one year of treatment on the centrally rated assessment of Movement Disorder Society-Unified Parkinson's Disease Rating Scale (MDS-UPDRS) Part III, a clinical examination of motor function. Motor symptoms associated with Parkinson’s disease include slowness of movement (bradykinesia), tremor, rigidity, and gait. Prasinezumab-treated patients also demonstrated a significant delay in time to clinically meaningful worsening of motor progression on the site rated assessment of time to at least a 5-point progression on MDS-UPDRS Part III vs. placebo over one year, with a hazard ratio of 0.82 (pooled dose levels). The trial was designed with 80% power and a one-sided alpha of 0.10 to detect a 37.5% relative between group reduction from baseline to week 52.

The primary endpoint of the trial was the change from baseline in the MDS-UPDRS total score (Parts I, II and III) at 52 weeks in each treatment group vs. the placebo group (pooled dose levels: –14.0%, –1.30, 80% CI=(–3.18, 0.58), p=0.38; low dose level: –21.5%, –2.02, 80% CI=(–4.21, 0.18); and high dose level: –6.6%, –0.62, 80% CI=(–2.82, 1.58)). Signals of efficacy were observed on multiple pre-specified secondary and exploratory clinical endpoints including change from baseline in MDS-UPDRS Part III in prasinezumab-treated patients vs. placebo at 52 weeks by central rating (pooled dose levels: –35.0%, –1.88, 80% CI=(–3.31, –0.45), p=0.09; low dose level: –45.4%, –2.44, 80% CI=(–4.09, –0.78); and high dose level: –24.7%, –1.33, 80% CI=(–2.99, 0.34)) and by site rating (pooled dose levels: –25.0%, –1.44, 80% CI=(–2.83, –0.06), p=0.18; low dose level: –33.8%, –1.88, 80% CI=(–3.49, –0.27); and high dose level: –18.2%, –1.02, 80% CI=(–2.64, 0.61)). MDS-UPDRS Part III is a clinical examination of motor function that assesses motor symptoms associated with Parkinson’s disease. Prasinezumab also delayed time to clinically meaningful worsening of motor progression in prasinezumab-treated patients vs.

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

In October 2020, we announced that Roche and Prothena will advance prasinezumab into a late-stage Phase 2b clinical trial in patients with early Parkinson’s disease. The trial is designed to further assess the efficacy of prasinezumab by expanding upon the patient population enrolled in PASADENA to include patients with early Parkinson’s disease on stable levodopa therapy.

Prasinezumab is the first potentially disease-modifying, anti-alpha-synuclein antibody to demonstrate signals of efficacy on multiple pre-specified secondary and exploratory clinical endpoints in patients with early Parkinson’s disease and advance into late-stage development.

Phase 1 Clinical Trials

During 2014, together with Roche, we advanced prasinezumab into clinical development with the initiation of two Phase 1 clinical trials. Results of the first trial, a Phase 1 double-blind, placebo-controlled, single ascending dose trial demonstrated that prasinezumab was safe and well-tolerated in healthy volunteers, meeting the primary objective of the trial. Results of the second trial, a Phase 1b double-blind, placebo-controlled, multiple ascending dose trial demonstrated an acceptable safety and tolerability profile at all dose levels tested in patients with Parkinson’s disease, meeting the primary objective of the trial. CNS penetration was demonstrated by a dose-dependent increase in prasinezumab levels in cerebrospinal fluid (CSF), and a mean concentration of prasinezumab in CSF of 0.3% relative to serum across all dose levels, which exceeded our expectations based on our preclinical experience. Data from the trial also demonstrated rapid, dose- and time-dependent mean reduction in levels of free serum α-synuclein of up to 97% after a single dose, which were statistically significant (p<0.0001), and maintained following two additional monthly doses.

In June 2018, we published results from the Phase 1b multiple ascending dose trial of prasinezumab in patients with Parkinson’s disease in JAMA Neurology. The paper is entitled “Safety and Tolerability of Multiple Ascending Doses of PRX002/RG7935, an Anti-α-Synuclein Monoclonal Antibody, in Patients with Parkinson Disease: A Randomized Clinical Trial.”

License, Development, and Commercialization Agreement with Roche

In December 2013, we entered into the License Agreement with Roche to develop and commercialize certain antibodies that target α-synuclein, including prasinezumab, which are referred to in this report collectively as “Licensed Products.” The License Agreement became effective on January 17, 2014, which triggered an upfront payment to us of $30.0 million from Roche, which we received in February 2014. In July 2017, we announced that the first patient had been enrolled in PASADENA, a global Phase 2 clinical trial of prasinezumab in patients with early Parkinson’s disease. The start of PASADENA triggered a $30.0 million milestone payment from Roche to Prothena, which was earned in the second quarter of 2017. In May 2021, we announced that the first patient had been enrolled in PADOVA, a global Phase 2b clinical trial of prasinezumab in patients with early Parkinson’s disease. The start of PADOVA triggered a $60.0 million milestone payment from Roche to Prothena, which was earned in the second quarter of 2021.

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

Under the License Agreement with Roche, we granted to Roche an exclusive, worldwide license to develop, make, have made, use, sell, offer to sell, import and export the Licensed Products. The License Agreement continues on a country-by-country basis until the expiration of all payment obligations thereunder. The License Agreement may also be terminated (i) by Roche at will after the first anniversary of the effective date of the License Agreement, either in its entirety or on a Licensed Product-by-Licensed Product basis, upon 90 days’ prior written notice to us prior to first commercial sale and 180 days’ prior written notice to us after first commercial sale, (ii) by either party, either in its entirety or on a Licensed Product-by-Licensed Product or region-by-region basis, upon written notice in connection with a material breach uncured 90 days after initial written notice, and (iii) by either party, in its entirety, upon insolvency of the other party. The License Agreement may be terminated by either party on a patent-by-patent and country-by-country basis if the other party challenges a given patent in a given country. Our rights to co-develop licensed products under the License Agreement will terminate if we commence certain trials for certain types of competitive products. Our rights to co-promote licensed products under the License Agreement will terminate if we commence a Phase 3 trial for such competitive products.

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

We completed a Phase 1 clinical trial with NNC6019 in patients with hereditary forms of ATTR amyloidosis, in which NNC6019 was demonstrated to be safe and well tolerated.

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

In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for BMS-986446. BMS paid Prothena $80 million for this option following the execution of a US License Agreement for BMS-986446 and transfer of the underlying license. In July 2023, we entered into the Tau Global License Agreement, which as discussed above supersedes and replaces the Tau US License Agreement in its entirety. We received the associated option exercise fee of $55 million in August 2023.

Phase 1 Clinical Trials

In this first-in-human, randomized, placebo controlled, single ascending dose (SAD) clinical trial, healthy volunteers (n=19) were enrolled into three BMS-986446 dose level cohorts (low, medium or high dose) and randomized in a 3:1 drug to placebo ratio. Trial participants received a single dose of BMS-986446 or placebo intravenously (IV) and were followed for up to two months. The results of the trial found all three dose level cohorts of BMS-986446 to be generally safe and well tolerated, meeting the Phase 1 SAD trial primary objective. None of the treatment emergent adverse events (TEAE) were serious. No clinically relevant changes were observed in other safety parameters. BMS-986446 also met key pharmacokinetic (PK) and immunogenicity secondary endpoints. Plasma drug concentrations of BMS-986446 increased in a dose-proportional manner. Furthermore, BMS-986446 exposure in cerebrospinal fluid (CSF) was measured in the high dose cohort and based on the robust exposure of BMS-986446 in the CSF (day 29 CSF:Plasma ratio=0.2%), substantial target engagement is expected in the CNS. BMS-986446 had a desirable immunogenicity profile with no persistent BMS-986446-induced antidrug antibodies (ADAs) observed.

A multiple ascending dose (MAD) portion of the Phase 1 clinical trial is ongoing. In September 2023, BMS reported that Phase 1 data supports moving BMS-986446 into a Phase 2 clinical trial. All program updates going forward, including results from ongoing and any future BMS-986446 clinical trials, will be reported by BMS.

Global Neuroscience Research and Development Collaboration with Bristol Myers Squibb

This global neuroscience research and development collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, including tau, TDP-43, and an undisclosed target. BMS-986446 is designed to be a best-in-class anti-tau, MTBR-specific antibody for the potential treatment of AD and, with the initiation of the Phase 1 clinical trial, is the first program to advance to the clinic from this collaboration. After receiving the $55 million payment described above, we have received a total of $285 million pursuant to the collaboration and we are eligible to receive up to an additional $160 million for U.S. rights, up to an additional $110 million for global rights, and up to $1.7 billion for regulatory and commercial milestone payments for a total of up to $2.2 billion plus potential tiered commercial sales royalties across multiple programs.

In March 2018, we entered into the Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene (which was acquired by BMS in November 2019), under which Celgene (now BMS) may elect in its sole discretion to exclusively license rights to develop and commercialize antibodies targeting tau, TDP-43 and an undisclosed target. The Collaboration Agreement became effective on March 20, 2018, which triggered an upfront payment to us of $100 million, as well as a further payment of approximately $50 million to subscribe for 1,174,536 of our ordinary shares at a price of $42.57 per share, pursuant to a Share Subscription Agreement (the “SSA”) as described further below.

In June 2021, we announced that BMS exercised its option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for BMS-986446. BMS paid us $80.0 million following the execution of a US License Agreement for BMS-986446 and transfer of the underlying license. In July 2023, we announced that BMS exercised its option to enter into an exclusive worldwide license for BMS-986446 and we received the associated option exercise fee of $55 million in August 2023. All program updates going forward, including results from ongoing and any future BMS-986446 clinical trials, will be reported by BMS.

On a program-by-program basis, following our filing of an investigational new drug application (IND) for the additional two collaboration programs, BMS may elect in its sole discretion to exercise its right to receive an exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US Rights”). If BMS exercises the US Rights for a collaboration program, it is obligated to pay us an exercise fee of approximately $80 million per program. Thereafter, BMS would have decision making authority over development activities, and all regulatory, manufacturing and commercialization activities, for antibody products targeting the relevant Collaboration Target (the “Collaboration Products”) in the U.S.

On a program-by-program basis, following completion of a Phase 1 clinical trial for a collaboration program for which BMS has previously exercised its US Rights, BMS may elect in its sole discretion to exercise its right with respect to such collaboration program to receive a worldwide, exclusive license to develop and commercialize antibodies targeting the applicable Collaboration Target (the “Global Rights”). If BMS exercises its Global Rights, BMS would be obligated to pay us an additional exercise fee of $55 million for such collaboration program. The Global Rights would then replace the US Rights for that collaboration program, and BMS would have decision making authority over developing, obtaining and maintaining regulatory approval for, manufacturing and commercializing the Collaboration Products worldwide.

After exercise of Global Rights for a collaboration program, we are eligible to receive up to $562.5 million in regulatory and commercial milestones per program. For obtaining either US Rights or Global Rights for such collaboration program, we will also be eligible to receive tiered royalties on net sales of Collaboration Products ranging from high single digit to high teen percentages, on a weighted average basis depending on the achieving of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the Collaboration Agreement, the agreement for US Rights and the agreement for Global Rights.

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

The Collaboration Agreement may be terminated (i) by either party on a program-by-program basis if the other party remains in material breach of the Collaboration Agreement following a cure period to remedy the material breach, (ii) by BMS at will on a program-by-program basis or in its entirety, (iii) by either party, in its entirety, upon insolvency of the other party, or (iv) by us, in its entirety, if BMS challenges a patent licensed by us to BMS under the Collaboration Agreement.

Under the SSA, BMS will be entitled to request the registration of our ordinary shares that it purchased on Form S-3ASR or Form S-3 if such shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to improve access for patients with Alzheimer’s disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose trial to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with Alzheimer’s disease. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as Alzheimer’s disease, with evidence demonstrating the potential to address an unmet medical need. In January 2024, we announced that topline Phase 1 data from the single-ascending dose (SAD) trial and the initial multiple-ascending dose (MAD)

cohort (70 mg) supports once-monthly subcutaneous treatment and dose escalation. The ongoing Phase 1 trial continues as planned.

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

In January 2024, we announced that the FDA has cleared the IND application for PRX123 and granted PRX123 Fast Track designation.

PRX019, a potential treatment for neurodegenerative diseases

In December 2023, the FDA cleared the IND application for PRX019, a potential treatment of neurodegenerative diseases with an undisclosed target. PRX019 is one of the three programs that are the focus of our collaboration with BMS.

Our Discovery and Preclinical Programs

We are also advancing several discovery and preclinical-stage programs for neurological diseases with significant unmet medical needs such as TDP-43, an undisclosed target for amyotrophic lateral sclerosis (ALS) and one of the three programs that are the focus of our collaboration with BMS.

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

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the development, testing, use, labeling, manufacturing, storage, recordkeeping, reporting, marketing, advertising, promotion, tracking and tracing of pharmaceutical and biological products. The FDA does so under the U.S. Federal Food, Drug, and Cosmetic Act and its implementing regulations and guidance for industry, and the U.S. Public Health Service Act and its implementing regulations. Noncompliance with applicable requirements can result in warning and untitled letters, civil and criminal fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products, the refusal of the government to enter into supply contracts; or the refusal to approve pending applications for product approvals until manufacturing or other alleged deficiencies are brought into compliance. The FDA and other comparable regulatory authorities also have the authority to cause the withdrawal of approval of a marketed product or to impose additional labeling or distribution restrictions.

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

Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for recordkeeping, reporting of adverse events, and submitting product deviation reports to notify the FDA of unanticipated changes in distributed products. Additionally, any significant change in the approved product or in how it is manufactured, including changes in formulation or the site of manufacture, generally require prior FDA approval of a supplemental BLA. The packaging and labeling of all products developed by us are also subject to FDA approval and ongoing regulation and oversight.

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

We own or hold exclusive licenses to a number of issued patents and pending patent applications in the U.S. and other jurisdictions, including Patent Cooperation Treaty applications. As of December 31, 2023, our patent portfolio included the following families of patents or patent applications that we own or have exclusively licensed from other parties:
•Approximately 8 patent families related to AL or AA amyloidosis, including our birtamimab program, including a composition of matter patent anticipated to expire 2029 (subject to potential adjustments in patent term as described below);
•Approximately 16 patent families related to passive immunotherapy for Parkinson’s disease and other synucleinopathies, including our prasinezumab program, including a composition of matter patent anticipated to expire in 2032 (subject to potential adjustments in patent term as described below);
•Approximately 12 patent families related to passive immunotherapy for Alzheimer's disease, including our PRX005 and PRX012 programs; and
•Approximately 24 patent families related to other potential targets of intervention and diseases and other product candidates, including PRX019 and vaccines.

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during diligent clinical development and the FDA regulatory review process, which together are the regulatory review period. The U.S. Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under a regulatory review period. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent can be extended for each first regulatory review period for a product. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA or NDA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use, however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Manufacturing

Birtamimab - Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) manufactured clinical supplies of our drug candidate birtamimab for our prior Phase 1, Phase 2 (PRONTO) and Phase 3 (VITAL) clinical trials. Rentschler Biopharma SE (“Rentschler”) is our third-party manufacturer of drug substance for our Phase 3 (AFFIRM-AL) clinical trial. Such drug substance manufactured by Rentschler has been demonstrated to be comparable to the drug substance manufactured by BI. Catalent Indiana, LLC (“Catalent Indiana”) is our third-party manufacturer of drug product for our Phase 3 (AFFIRM-AL) clinical trial, and this drug product has been demonstrated to be comparable to the drug product produced by BI. We are dependent on Rentschler and Catalent Indiana to manufacture clinical supplies for our Phase 3 (AFFIRM-AL) clinical trial.

PRX012 - Catalent Pharma Solutions, LLC (“Catalent Pharma”) is our third-party manufacturer of drug substance and Berkshire Sterile Manufacturing, LLC (“Berkshire”) is our third-party manufacturer for drug product for our drug candidate PRX012. We are dependent on Catalent Pharma and Berkshire to manufacture clinical supplies for our Phase 1 clinical trials and any subsequent clinical trials for PRX012.

Prasinezumab - BI manufactured clinical supplies of our drug candidate prasinezumab for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose clinical trials. Roche, with whom we are collaborating on development of prasinezumab, is manufacturing clinical supplies for the ongoing Phase 2 and any subsequent clinical trials for prasinezumab. We are dependent on Roche, and its third-party manufacturers if applicable, to manufacture these clinical supplies.

NNC6019 (formerly PRX004) - Rentschler manufactured clinical supplies of our drug candidate NNC6019 for our completed Phase 1 clinical trial. In July 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including our drug candidate NNC6019. We are dependent on Novo Nordisk, and its third-party manufacturers if applicable, to manufacture clinical supplies of NNC6019.

BMS-986446 (formerly PRX005) - Catalent Pharma was our third-party manufacturer of drug substance and Berkshire was our third-party manufacturer for drug product for our drug candidate BMS-986446 for our Phase 1 clinical trial. BMS, with whom we are collaborating on development of BMS-986446, is responsible for manufacturing clinical supplies for any subsequent clinical trials for BMS-986446. We are dependent on SBM, and its third-party manufacturers if applicable, to manufacture these clinical supplies.

Research and Development

Our research and development expenses totaled $220.6 million, $135.6 million, and $82.3 million in 2023, 2022, and 2021, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees and Human Capital Management

As of December 31, 2023, we had 173 employees, including 42 holding M.D. and/or Ph.D. degrees. Of our employees, 127 were engaged in research and development activities and the remainder were working in general and administrative areas.

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

Our human capital management strategy also embraces diversity, equity, and inclusion. As of December 31, 2023, we employed approximately 65% women and 35% men, and approximately 44% of our employees are racially or ethnically diverse. Our executive team, including employees at or above the vice president level, includes approximately 39% women, and approximately 26% who are racially or ethnically diverse. These figures were estimated by our human resources department.

The well-being, health, and safety of our employees are integral to the success of our business. We utilize numerous policies and strategies to ensure a safe workplace and laboratory environment, and also provide programs for employee wellness. Additionally, because we have a geographically diverse workforce, including remote working arrangements, we have efforts focused on engagement and integration of our existing and new employees.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of $(147.0) million, $(116.9) million and $67.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $(980.0) million. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 3 AFFIRM-AL clinical trial for birtamimab, the Phase 1 clinical trials for PRX012, and potential additional clinical trials for these and other programs, including PRX123;
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
As of December 31, 2023, we had cash and cash equivalents of $618.8 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for NNC6019 (formerly PRX004) being conducted by Novo Nordisk, the Phase 1 clinical trial for BMS-986446 (formerly PRX005) being conducted by BMS, and the Phase 1 clinical trials for PRX012;
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
In order to develop and obtain regulatory approval for our drug candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. Our ability to raise additional capital, including our ability to secure new collaborations, may also be adversely impacted by global economic conditions, including any disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, geopolitical turmoil, and the ongoing conflict in Israel and any potential escalation or geographic expansion of such conflict, which could heighten other risks identified in this report. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us or at all. If we raise additional funds by issuing equity securities, including pursuant to our December 2021 Distribution Agreement (as may be amended from time to time, and as discussed below), substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures, or licensing arrangements.
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

We have been, and may in the future be, adversely affected by business disruptions beyond our control, including outbreaks of epidemic, pandemic, or contagious disease, geopolitical turmoil, earthquakes or other natural disasters, and adverse weather events, including as a result of climate change.
The operational and financial impact of a business disruption beyond our control, such as a public health crisis, geopolitical turmoil, or an adverse weather event has, and could, adversely affect our business in the following ways:
•As we have seen with the outbreak of the COVID-19 pandemic, outbreaks of epidemic, pandemic, or contagious disease or other public health emergencies have historically and may in the future disrupt our operations, including clinical trials, research and nonclinical studies, the manufacture or shipment of both drug substance and finished drug product for drug candidates for preclinical testing and clinical trials, and access to stable credit and financial markets in the United States and worldwide. For example, the Phase 3 clinical trial for birtamimab and the Phase 2 clinical trial for prasinezumab conducted by Roche were disrupted by the COVID-19 pandemic as a result of (i) the inability or unwillingness of study participants, site investigators or other study personnel to travel to clinical trial sites or otherwise follow study protocols and (ii) the diversion of healthcare resources away from the conduct of clinical trials.
•Geographic regions where we operate may be affected by war, terrorism, or political instability, and our operations may be vulnerable to disruption, including disturbances to the credit and financial markets (in such region or worldwide), or to services generally, including healthcare services. For example, the Phase 3 clinical trial for birtamimab has clinical trial sites located globally, including in Israel and Eastern Europe, and operations at such clinical trial sites may be disrupted by ongoing conflicts and/or new conflicts, which could result in (i) the inability or unwillingness of study participants, site investigators or other study personnel to travel to such clinical trial sites or otherwise follow study protocols, (ii) the diversion of healthcare resources away from the conduct of clinical trials, or (iii) the complete or partial cessation of operations at such clinical trial sites.
•Our key research facility and a significant portion of our operations are in the San Francisco Bay Area of Northern California, which in the past has experienced severe earthquakes. If an earthquake, other natural disaster, or similar event were to occur and prevent us from using all or a significant portion of those operations or local critical infrastructure, or that otherwise disrupts our operations, it could be difficult or impossible for us to continue our business for a substantial period of time. We have disaster recovery and business continuity plans, but they may prove to be inadequate in the event of a natural disaster or similar event. We may incur substantial expenses if our disaster recovery and business continuity plans prove to be inadequate. We do not carry earthquake insurance. Furthermore, third parties upon which we are materially dependent upon, including our clinical trial sites, may be vulnerable to natural disasters or similar events.
•Climate change could have an impact on longer-term natural weather trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of adverse weather events.
Any one or more of these force majeure events could have a material adverse effect on our liquidity, results of operations, financial condition or business, including the progress of, and timelines for, our nonclinical and clinical development programs, and may create safety challenges for our employees and safe occupancy of our job sites, financial market volatility and significant macroeconomic uncertainty in global markets. Furthermore, any governmental or business actions, or any actions taken by individuals in response to any such events (including mandatory quarantines, travel restrictions, delay in operations of the U.S. FDA and comparable foreign regulatory agency, and interruptions to healthcare services), may divert healthcare resources away from the conduct of clinical trials and development programs.

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
We and our partners are subject to certain federal, state, and foreign data privacy and security laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including state security breach notification laws, federal and state health information privacy laws (including U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations promulgated thereunder), and federal and state consumer protection laws (including Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. State privacy laws in particular are evolving, with more than a dozen new state privacy laws passed in recent years, along with additional health privacy specific laws. These laws may further increase our compliance obligations, and potential legal privacy risks. For example, Washington recently passed the My Health My Data Act, which has a broader scope than HIPAA and includes a private right of action. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to substantially amend existing procedures and policies or put in place additional procedures and policies to ensure compliance with privacy and data protection rules and requirements. These changes could adversely impact our business by increasing operational and compliance costs or impact business practices. Further, there is a risk that the amended policies and procedures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If we fail to comply with any such laws or regulations, we may face significant litigation, government investigations, fines and penalties as well as reputational damage which could adversely affect our business, operations, financial condition and prospects. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act (the “CCPA”) went into effect January 1, 2020. The CCPA, among other things, imposes new data privacy obligations on covered companies and provides expanded privacy rights to California residents, including the right to access, delete, and opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. Further, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the amendments under the CPRA may increase our compliance costs and potential liability.
Multiple states have followed California to legislate comprehensive privacy laws with data privacy rights. For example, Virginia passed the Virginia Consumer Data Protection Act, which went into effect on January 1, 2023 and affords consumers similar rights to the CCPA, along with additional rights, such as the right to opt-out of processing for profiling and targeted advertising purposes. Additionally, the Colorado Privacy Act and Connecticut Personal Data Privacy and Online Monitoring Act went into effect on July 1, 2023. While these new laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape. Several other states have followed suit and passed similar legislation which will go into effect in the coming years. Further, additional privacy laws that are similar in nature have been proposed in other states and at the federal level and, if passed, such laws may have potentially conflicting requirements that would make compliance challenging.
We are also or may become subject to rapidly evolving data protection laws, rules, and regulations in foreign jurisdictions. For example, in the European Union (“EU”), the EU General Data Protection Regulation (the “EU GDPR”) governs the collection of, and other processing activities involving, personal data (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data, and grants individuals various data protection rights (e.g., the right to the erasure of personal data). The EU GDPR imposes a number of obligations on companies, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligation to consider data protection when any new products or services are developed, and to limit the amount of personal data processed; and (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to: (x) the data protection supervisory authority without undue delay (and no later than 72 hours, where feasible) after becoming aware of the personal data breach, unless the personal data breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and (y) affected data subjects where the personal data breach is likely to result in a high risk to their rights and freedoms. In addition, the EU GDPR prohibits the transfer of personal data from the European Economic Area (“EEA”) to jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the Court of Justice of the EU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“EU SCCs”) including, a requirement for companies to carry out a transfer privacy impact assessment (“TIA”), which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA. On July 31, 2023, the European Commission adopted its Final Implementing Decision granting the United States adequacy (“Adequacy Decision”), for EU-U.S. transfers of personal data for entities self-certified to the EU-U.S. Data Privacy Framework (“DPF”). Entities relying on EU SCCs for transfers to the United States are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of the noncompliant company’s total annual global turnover). The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.
The EU GDPR has been implemented (as implemented, the “UK GDPR”) in the United Kingdom (“UK”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but which process personal data in relation to the offering of goods or services to individuals in the UK, or the monitoring of their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines up to the greater of £17.5 million or 4% of the noncompliant company’s total annual global turnover. The UK GDPR also imposes similar restrictions on international transfers of personal data from the UK to jurisdictions that the UK Government does not consider “adequate”. The UK’s Information Commissioner’s Office published: (i) its own form of EU SCCs, known as the International Data Transfer Agreement for transfers to outside the UK; (ii) a “UK addendum” to the new EU SCCs which amends the relevant provisions of such clauses to work in a UK context; and (iii) its own version of the TIA (although entities may choose to adopt either the EU or UK-style TIA). Further, on September 21,

2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge (“UK Adequacy Regulations”). Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to the DPF. The above-described changes may lead to additional costs and increase our overall risk exposure.
Compliance with U.S. and foreign data privacy and security laws, rules, and regulations have required us, and may require us in the future, to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules, or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation, or adverse publicity that could adversely affect our business, financial condition, and results of operations.
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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for BMS-986446, and the Phase 1 clinical trials for PRX012 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for BMS-986446, the Phase 1 clinical trials for PRX012, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
•slower than expected rates of events in trials with a primary endpoint that is event-based;
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
We are dependent upon BMS with respect to further development of BMS-986446, including the Phase 1 clinical trial and any future clinical trial of that drug candidate.
Clinical trials may also be delayed or terminated as a result of ambiguous or negative data or results. In addition, a clinical trial may be delayed, suspended or terminated by us, the FDA, the EMA or other comparable regulatory authorities, the

IRBs for the sites where the IRBs are overseeing a trial, or the safety oversight committee overseeing the clinical trial at issue due to a number of factors, including:
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
Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to regulatory authorities and IRBs for reexamination, which may impact the cost, timing, or successful completion of a clinical trial. For example, the FDA may modify or enhance clinical trial requirements which could affect enrollment and retention of patients. Such effects on recruitment and retention of patients may hinder or delay a clinical trial, which could increase costs and delay clinical programs.
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
Although we have obtained agreement with the FDA on a special protocol assessment (“SPA”) with regard to our Phase 3 AFFIRM-AL clinical trial of birtamimab, a SPA does not guarantee approval of birtamimab or any other particular outcome from regulatory review.
On January 27, 2021, the FDA agreed to a SPA for our Phase 3 AFFIRM-AL clinical trial of birtamimab. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate proposed critical design features of certain clinical trials that are intended to form the primary basis for determining a drug candidate’s efficacy and safety. Upon specific request by a clinical trial sponsor, the FDA will evaluate the study protocol and statistical analysis plan and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design for the trial, such as entry criteria, endpoints, size, duration, and planned analyses, are acceptable to support an application for regulatory approval of the drug candidate with respect to the effectiveness of and safety for the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA.

Although the FDA has agreed to the SPA for our Phase 3 AFFIRM-AL clinical trial with respect to the primary endpoint and certain other aspects of the clinical trial, a SPA agreement does not guarantee approval of a drug candidate. The FDA may limit the scope of its agreement to a SPA agreement to certain, specific aspects of the clinical trial design. Even if the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, a SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the agreed upon study protocol, or the relevant data, assumptions, or information provided by the sponsor in a request for the SPA change or are found to be false or to omit relevant facts. In addition, even after a SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to the modification of the study protocol and/or statistical analysis plan. Generally, such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.
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
In both U.S. and non-U.S. markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Third-party payers are also increasingly attempting to contain healthcare costs by demanding price discounts or rebates limiting both coverage and the amounts that they will pay for new drugs, and, as a result, they may not cover or provide adequate payment for our drug candidates. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any drug candidates for which marketing approval is obtained.
Additionally, pursuant to the Medicaid Drug Rebate Statute, we will be required to participate in the Medicaid Drug Rebate Program in order for federal payment to be available for our products under Medicaid and Medicare Part B. Under the Medicaid Drug Rebate Program, we will be required to, among other things, pay a rebate to each state Medicaid program for quantities of our products utilized on an outpatient basis (with some exceptions) that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid Drug Rebate Program rebates are calculated using a statutory formula, state-reported utilization data, and pricing data that are calculated and reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services (“CMS”). These data include the average manufacturer price and, in the case of single source and innovator multiple source products, the best price for each drug.
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
•expansion of healthcare fraud and abuse laws, including the U.S. False Claims Act (“FCA”) and the U.S. Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
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

•implementation of the federal Physician Payments Sunshine Act, which requires pharmaceutical manufacturers, among others, to annually track and report all payments and other transfers of value they make to certain healthcare providers, as well as physician ownership held in the company;
•a requirement for manufacturers and distributors to annually report drug samples that they provide to physicians; and
•establishment of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will stay in effect through the first six months of the FY 2032 sequestration order, unless additional congressional action is taken, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, and a subsequent 1% cut in Medicare payments in effect from March 31, 2022 to July 1, 2022, due to the COVID-19 pandemic. In 2013, the U.S. American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.
Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states who argued that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court’s dismissal of the lawsuit did not specifically rule on the constitutionality of the ACA.
Moreover, President Biden signed into law the Inflation Reduction Act (IRA) on August 16, 2022, which allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS; and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has recently taken steps to implement the IRA, including: on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on November 17, 2023, releasing guidance outlining the methodology for identifying certain manufacturers eligible to participate in a phase-in period where discounts on applicable products will be lower than those required by the Medicare Part D Manufacturer Discount Program; and on December 14, 2023, releasing a list of 48 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA brought against the Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions, may affect our products and future profitability.
Additionally, on October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of HHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, HHS issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2.00; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.
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
•the U.S. federal Anti-Kickback Statute, an intent-based federal criminal statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, providing, or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or arrangement for, or recommendation of an item or service for which payment may be made, in whole or in part, by a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if any “one purpose” of an arrangement involving remuneration is to induce referrals of federal healthcare program business, the federal Anti-Kickback Statute has been violated. The federal Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. Although there are several statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry activities from prosecution, these exceptions and safe harbors are narrowly drawn. Arrangements that do not fully satisfy all elements of an available exception or safe harbor are evaluated based on the specific facts and circumstances and are typically subject to increased scrutiny;
•U.S. federal false claims laws, including the civil FCA, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the ACA specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the federal False Claims Act. Violations of the FCA may be subject to significant civil fines and penalties for each false claim, currently ranging from $13,946-$27,894 per false claim, treble damages, and potential exclusion from participation in federal healthcare programs;
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
•the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, among others, to track and report annually to CMS information related to “payments or other transfers of value” made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, certified nurse midwives, and teaching hospitals; as well as tracking and reporting of ownership and investment interests held by the U.S.-licensed physicians (as defined by statute) and their immediate family members;
•analogous state laws and regulations that may apply to sales or marketing arrangements and claims for healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, that may be broader in scope than their federal equivalents; state laws and regulations that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws and regulations that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or require the disclosure of marketing expenditures and other pricing information; and
•similar and other laws and regulations in the U.S. (federal, state and local), in the EU (including member countries), and other countries and jurisdictions.
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
We do not have the ability to independently conduct clinical trials for our drug candidates, and we rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators to assist us with these activities. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Although we have and will enter into agreements with these third parties, we will be responsible for confirming that our clinical trials are conducted in accordance with their general investigational plans and protocols. Moreover, the FDA, the EMA, and other comparable regulatory authorities require us to comply with regulations and standards, commonly referred to as cGCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or other comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Requirements regarding clinical trial data may evolve, and any such changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and to require further studies.

To date, we believe our consultants, contract research organizations, and other third parties with which we are working have generally performed satisfactorily; however, if these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with applicable regulations, we have been, and may be, required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue these activities, we may not be able to enter into arrangements with alternative third-party contractors or to do so on commercially reasonable terms, which may result in a delay of our planned clinical trials. Accordingly, we may be delayed in obtaining regulatory approvals for our drug candidates and may be delayed in our efforts to successfully develop our drug candidates.
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
We do not own or operate facilities for the manufacture, packaging, labeling, storage, testing, or distribution of nonclinical or clinical supplies of any of our drug candidates. We instead contract with and rely on third parties to manufacture, package, label, store, test, and distribute nonclinical and clinical supplies of our drug candidates, and we plan to continue to do so for the foreseeable future. We also rely on third-party consultants to assist us with managing these third parties and with our manufacturing strategy. Certain of these third parties have failed to perform these activities for us and any of these third parties may fail to perform these activities for us in the future, which could cause nonclinical or clinical development of our drug candidates to be delayed, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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

Our drug candidates require, and any future drug product will require, precise, high quality manufacturing, packaging, labeling, storage, and testing that meet stringent cGMP, other regulatory requirements and other standards. Our third-party manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the EMA, and other comparable regulatory authorities to ensure compliance with these cGMPs, other regulatory requirements and other standards. We do not have control over, and are dependent upon, our third-party manufacturers’ compliance with these cGMPs, regulations and standards. Any failure by a third-party manufacturer to comply with these cGMPs, regulations or standards or that compromises the safety of any of our drug candidates or any drug product could cause a delay or suspension of production of nonclinical or clinical supplies of our drug candidates or commercial supplies of drug product, cause a delay or suspension of nonclinical or clinical development, product approval and/or commercialization of our drug candidates or drug product, result in seizure or recall of clinical or commercial supplies, result in fines and civil penalties, result in liability for any patient injury or death or otherwise increase our costs, any of which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. If a third-party manufacturer cannot or fails to perform its contractual commitments, does not have sufficient capacity to meet our nonclinical, clinical or eventual commercial requirements or fails to meet cGMPs, regulations or other standards, we have been, and may be, required to replace it or qualify an additional third-party manufacturer. Although we believe there are a number of potential alternative manufacturers, the number of manufacturers with the necessary manufacturing and regulatory expertise and facilities to manufacture biologics like our antibodies is limited. In addition, we have incurred, and could incur, significant additional costs and delays in identifying and qualifying any new third-party manufacturer, due to the technology transfer to such new manufacturer and because the FDA, the EMA, and other comparable regulatory authorities must approve any new manufacturer prior to manufacturing our drug candidates. Such approval would require successful technology transfer, comparability and other testing and compliance inspections. Transferring manufacturing to a new manufacturer could therefore interrupt supply, delay our clinical trials and any commercial launch, and/or increase our costs for our drug candidates, any of which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.
Rentschler Biopharma SE (“Rentschler”) and Catalent Indiana, LLC (“Catalent Indiana”) are our third-party manufacturers of clinical supplies of birtamimab. We are dependent on Rentschler and Catalent Indiana to manufacture these clinical supplies.
Catalent Pharma Solutions, LLC (“Catalent Pharma”) and Berkshire Sterile Manufacturing, LLC (“Berkshire”) are our third-party manufacturers of clinical supplies of our drug candidate PRX012. We are dependent on Catalent Pharma and Berkshire to manufacture these clinical supplies.
We are dependent on Roche, and its third-party manufacturers if applicable, to manufacture clinical supplies of prasinezumab.
We are dependent on Novo Nordisk, and its third-party manufacturers if applicable, to manufacture clinical supplies of NNC6019.
We are dependent on BMS, and its third-party manufacturers if applicable, to manufacture clinical supplies of BMS-986446.

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
In addition, the strength of patents in the biotechnology and pharmaceutical field can be uncertain, and evaluating the scope of such patents involves complex legal, factual, and scientific analyses and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or our affiliates. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our programs and product candidates. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office (the “USPTO”) for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and non-U.S. patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our drug candidates will be considered patentable by the USPTO and courts in the U.S. or by the patent offices and courts in other countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. Although an inadvertent lapse, including due to the effect of geopolitical conflict on us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application or invalidity of an issued patent include failure to respond to official actions within prescribed time limits, non-payment of fees, failure to properly legalize and submit formal documents, and failure to submit certain prior art. In any such event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
The lives of our patents may not be sufficient to effectively protect our products and business.
Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such drug candidates are commercialized. Even if patents covering our drug candidates are obtained, once a patent covering a drug candidate has expired, we may be open to competition, including biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours. Our patents issued as of December 31, 2023, are anticipated to expire on dates ranging from 2024 to 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of December 31, 2023, the resulting patents are projected to expire on dates ranging from 2025 to 2044. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each first regulatory review period for a product, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.
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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements have been, and may be, breached, and we have been, and may be, forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may not have adequate remedies for any breach of our assignment agreements or related claims. Such claims related to the ownership of what we regard as our intellectual property could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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
We are a party to licenses that give us rights to third-party intellectual property or technology that is necessary or useful for our business, and we may enter into additional licenses in the future. Under these license agreements we are obligated to pay the licensor fees, which may include annual license fees, milestone payments, royalties, a percentage of revenues associated with the licensed technology and a percentage of sublicensing revenue. In addition, under certain of such agreements, we are required to diligently pursue the development of products using the licensed technology. If we fail to comply with these obligations, including due to our use of the intellectual property licensed to us in an unauthorized manner, and fail to cure our breach within a specified period of time, the licensor may have the right to terminate the applicable license, in which event we could lose valuable rights and technology that are material to our business, harming our ability to develop, manufacture, and/or commercialize our platform or drug candidates.
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
If the licensor retains control of prosecution of the patents and patent applications licensed to us, we may have limited or no control over the manner in which the licensor chooses to prosecute or maintain its patents and patent applications and have limited or no right to continue to prosecute any patents or patent applications that the licensor elects to abandon. If our licensors or any future licensees having rights to file, prosecute, maintain, and defend our patent rights fail to conduct these activities for patents or patent applications covering any of our drug candidates, including due to the impact of geopolitical conflict on our licensors’ business operations, our ability to develop and commercialize those drug candidates may be adversely affected and we may not be able to prevent competitors from making, using, or selling competing products. We cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our December 2021 Distribution Agreement, as may be amended from time to time, and as discussed below), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2023, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 13,477,039.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. During the course of our review and testing of our internal controls, we have identified, and may identify in the future, deficiencies and may be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We, or our independent registered public accounting firm (if required), may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.
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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2023. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for the current taxable year or any future taxable year.
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
Under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the U.S. Internal Revenue Code, U.S. Treasury Regulations or other IRS guidance thereunder could adversely affect our status as a foreign corporation or otherwise affect our effective tax rate. For example, in 2017 the United States enacted tax reform that contained significant changes to corporate taxation, including a provision that requires capitalization and amortization of research and development costs over five years for tax years beginning after December 31, 2021. In addition, the Irish Government, Irish Revenue, U.S. Congress, the IRS, the Organization for Economic Co-operation and Development (“OECD”), and other governments and agencies in jurisdictions where we do business have recently focused on issues related to the taxation of multinational corporations, including the OECD’s Global Anti-Base Erosion Model Rules (Pillar Two), which apply a 15% global minimum tax rate on a jurisdiction-by-jurisdiction basis to groups with turnover of not less than €750 million in at least two of the four prior fiscal years. Pillar Two has been implemented into Irish law with effect for periods beginning on or after December 31, 2023. As a result of Pillar Two or other policy changes, whether at national or supranational level, the tax laws in Ireland, the U.S., and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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
Under the Irish Stamp Duties Consolidation Act, 1999 (the “Stamp Duties Act”), a transfer of our ordinary shares from a seller who holds shares through The Depository Trust Company (“DTC”) to a buyer who holds the acquired shares through DTC will not be subject to Irish stamp duty. Shareholders may also transfer their shares into or out of DTC without giving rise to Irish stamp duty provided that there is no change in the beneficial ownership of such shares and the transfer into or out of DTC is not effected in contemplation of a subsequent sale of such shares to a third party; in order to benefit from this exemption from Irish stamp duty, the seller must confirm to us that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and there is no agreement for the sale of the shares by the beneficial owner to a third party being contemplated.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY
Processes for Assessing, Identifying and Managing Risks from Cybersecurity Threats
We, like any other organization operating in the biotechnology and pharmaceutical space, are subject to cybersecurity threats. In order to be prepared to respond to a potential cybersecurity threat, we have implemented an Information Technology (“IT”) Security Guidelines Policy. Such policy sets forth a framework for management of all Company-managed IT systems and equipment. In connection with such policy, we have also implemented an IT Security Incident Response Plan, which sets forth processes in the event of a suspected cybersecurity incident. The processes set forth in such IT Security Incident Response Plan are part of our overall enterprise risk management system. As set forth in the IT Security Incident Response Plan, we may engage third-party consultants to assist us with the response to any suspected cybersecurity incident. We engage third parties on a periodic basis in connection with our overall enterprise risk management assessment. With respect to third-party service providers that we may engage in connection with our day-to-day operations, we attempt to assess such service provider’s processes regarding potential cybersecurity threats in connection with first engaging such service provider.
Oversight of Risks Related to Cybersecurity Threats
Both our Board of Directors and members of our management team are responsible for oversight of risks related to cybersecurity threats. Our Audit Committee reviews our major risk exposures, including risks related to cybersecurity threats. Our Head of IT, who reports to our Head of Human Resources, who reports to our Chief Legal Officer, is primarily responsible for assessing and managing risks related to cybersecurity threats. Our Head of IT has approximately 30 years of experience managing IT systems for organizations similarly situated to ours. As set forth in the IT Security Incident Response Plan, the Chief Legal Officer and the Head of Human Resources would be informed of any cybersecurity incident, and depending on the severity of the cybersecurity incident, many other functions of the management team would be informed as well. At the discretion of the Chief Legal Officer, the Audit Committee would be informed of a cybersecurity incident. Additionally, our Head of IT presents an annual report, which sets forth risks related to cybersecurity threats, to the Audit Committee and is available to the committee to discuss any aspect of the report.
As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition for the years of financial statements presented in this report.

Notwithstanding the approach we take to cybersecurity threats, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. “Risk Factors” for a discussion of risks related to cybersecurity threats.

ITEM 2. PROPERTIES

Our corporate registered address and office is in Dublin, Ireland and our U.S. operations are in Brisbane, California.

In Dublin, Ireland, we occupy approximately 920 square feet of office spaces under two leases which expire on July 31, 2024.

In Brisbane, California, we occupy approximately 31,157 square feet of office and laboratory space under a sublease with Arcus Biosciences, Inc. which expires on September 30, 2028, unless terminated earlier.

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
Holders
There were approximately 5,221 shareholders of record of our ordinary shares as of February 15, 2024. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Performance Graph(1)
The following graph shows a comparison from December 31, 2018, through December 31, 2023, of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Prothena Corporation plc	$100	$154	$117	$480	$585	$353
Nasdaq Composite Index	$100	$135	$194	$236	$158	$226
Nasdaq Biotechnology Index	$100	$124	$156	$155	$138	$144
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
A transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds shares outside of DTC to any buyer, or (ii) by a seller who holds the shares through DTC to a buyer who holds the acquired shares outside of DTC, may be subject to Irish stamp duty. Shareholders wishing to transfer their shares into or out of DTC may do so without giving rise to Irish stamp duty provided that there is no change in the beneficial ownership of such shares and the transfer into or out of DTC is not effected in contemplation of a subsequent sale of such shares to a third party. In order to benefit from this exemption from Irish stamp duty, the seller must confirm to us that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and there is no agreement for the sale of the shares by the beneficial owner to a third party being contemplated.
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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. Our partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (BMS-986446, formerly PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases, respectively. We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business.

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

Revenue is recognized only when we satisfy an identified performance obligation by transferring a promised good or service to a customer. We recognize revenue associated with our collaboration arrangements, which may require us to exercise considerable judgment in estimating revenue to be recognized, including judgments made on day one accounting and judgments associated with the amount of revenue to be recognized over time as performance obligations are satisfied.

Contracts with Multiple Performance Obligations

Significant judgment is required to apply the authoritative accounting guidance at the outset of a collaboration arrangement, and over time. Our License Agreement with Roche and our Collaboration Agreement with BMS contain multiple performance obligations. In the identification of performance obligations, there is judgment involved in identifying the promised goods or services in the collaboration agreement, determining whether these are distinct in the context of the contract, and determining if these represent a performance obligation to a customer. These determinations are highly subjective and can differ between arrangement based on specific contractual terms. The identified performance obligations will impact most significantly the timing of revenue recognition, and is a point-in-time assessment performed at the outset of a collaboration arrangement. We account for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of each of Roche and BMS and their respective sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.

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

At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, we evaluate whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method, which includes judgment. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by Prothena) is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. In general, we consider such milestone payments as variable consideration with constraint and therefore we recognize the revenue from such milestone payments as collaboration revenue at point in time when we can conclude it is probable that a significant revenue reversal will not occur in future periods.

Research and Development
We expense R&D costs as incurred. R&D expenses include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing prior to FDA approval and third-party service fees, including clinical research organizations, investigative sites and contract manufacturing organizations. A significant portion of our research and development expenses in the Consolidated Statements of Operations are external costs, which we track on a program-specific basis when the applicable program was separately tracked in preclinical development. These research and development expenses include the conduct of preclinical studies and clinical trials, contract manufacturing activities and consulting services. The measurement of these research and development cost and/or effort can impact the research and development expenses in the Consolidated Statements of Operations and of prepaid assets and accrued liabilities on the Consolidated Balance Sheets. The level of judgment required to estimate research and development expenses varies based on the nature of the services being performed and the underlying support obtained. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. We recognize costs for contract manufacturing based on evaluation of the progress to completion of specific tasks. As such, expense accruals related to clinical trials and contract manufacturing are recognized based on our estimate of the degree of completion of the events specified in the specific clinical study or trial contract or drug development and manufacturing contract, respectively. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, we adjust our accrued estimates. These estimates are based on certain assumptions and inputs that can be challenging to assess, including the evaluation of the status of and costs incurred for manufacturing activities, outsourced research and development programs and project milestones achieved. Although we do not expect our estimates to be materially different from amounts actually incurred, incomplete or inaccurate data from vendors could impact our understanding of the status and timing of services performed which could result in us reporting expenses that are too high or too low in any particular period.
We do not need to make significant estimates where costs incurred are supported by invoices or reports of costs incurred are obtained from a vendor that is directly performing the underlying services, such as a consultant, contract research organization or contract manufacturing organization. In some cases, however, expense is recorded using an underlying assumption of the progress to completion of specific activities. For example, costs may be recognized based on the passage of time for activities that span reporting periods. If the provision of services is not linear then this assumption could impact the amount of expense recognized. For other activities, such as for certain clinical trials, expense is recorded based on information obtained from vendors as an intermediary to those performing the underlying services, such as contract research organizations. These estimates are inherently more judgmental since the quality and availability of the underlying data may vary. We expect that the level of judgment in estimating research and development expenses may increase over time as we are entering later stage, more extensive, clinical trials.
The information contained in Note 2 to the Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Collaboration revenue	$91,320	$13,855	$77,465	559%
Revenue from license and intellectual property	50	40,050	(40,000)	(100)%
Total revenue	$91,370	$53,905	$37,465	70%
Total revenue was $91.4 million and $53.9 million for the years ended December 31, 2023, and 2022, respectively.
Collaboration revenue from BMS was $91.3 million for the year ended December 31, 2023, compared to $13.9 million for the year ended December 31, 2022. The increase of $77.5 million was primarily due to $72.9 million recognized for the Tau Global License Agreement ($17.9 million of deferred revenue recognized for the Global Right and $55.0 million for the option exercise fee) and $4.7 million under a Supply Agreement. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the year ended December 31, 2023 was $50,000 compared to $40.1 million for the year ended December 31, 2022. The decrease of $40.0 million was due to the $40.0 million milestone payment from Novo Nordisk related to the continued advancement of NNC6019 (formerly PRX004) in a Phase 2 clinical study for the treatment of ATTR cardiomyopathy in 2022 with no corresponding amount in 2023. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information.
Assuming no significant change in our business, we expect our 2024 revenue to decline over the prior year as our 2023 revenue was primarily comprised of nonrecurring revenue.

Operating Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Research and development	$220,571	$135,562	$85,009	63%
General and administrative	61,835	49,900	11,935	24%
Total operating expenses	$282,406	$185,462	$96,944	52%
Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $282.4 million and $185.5 million for the years ended December 31, 2023, and 2022, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab, BMS-986446 (PRX005), PRX012, PRX123 and preclinical activities related to our discovery programs.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and consulting expenses.
Research and Development Expenses
Our R&D expense increased by $85.0 million for the year ended December 31, 2023, compared to the prior year. The increase for the year ended December 31, 2023, was primarily due to higher clinical trial expenses primarily related to the PRX012 and birtamimab programs, higher personnel expenses, and higher R&D consulting and other expenses; offset in part by lower manufacturing expense related primarily to the PRX019 and birtamimab programs.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, NNC6019 (PRX004), BMS-986446 (PRX005), PRX012 and other R&D expenses for the years ended December 31, 2023 and 2022, and the cumulative amounts to date (in thousands):

	Year Ended December 31,		Cumulative to Date(1)
	2023	2022
Birtamimab (NEOD001)	$68,831	$49,312	$472,317
PRX002/RG7935(2)	34	261	106,815
NNC6019 (PRX004)(3)	91	1,038	79,891
BMS-986446 (PRX005)	10,063	14,444	57,363
PRX012	102,767	41,990	165,770
Other R&D(4)	38,785	28,517
	$220,571	$135,562

(1)Cumulative R&D costs to date include the costs incurred from the date when the applicable program was separately tracked in preclinical development. Expenditures in the early discovery stage are not tracked by program and accordingly have been excluded from the applicable cumulative amount.
(2)Through May 28, 2021, Prasinezumab costs include payments to Roche for our share of the development expenses incurred by Roche related to prasinezumab programs.
(3)     On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody NNC6019 (PRX004). Expenses incurred in 2023 and 2022 relate to certain close out activities and transition services provided to Novo Nordisk.
(4)     Other R&D is comprised primarily of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial and close out costs for programs that we are no longer advancing.

We expect our R&D expenses to be relatively flat in 2024 over the prior year.
General and Administrative Expenses
Our G&A expenses increased by $11.9 million, for the year ended December 31, 2023, compared to the prior year primarily due to higher personnel expense and higher consulting expense.

We expect our G&A expenses to increase in 2024 compared to the prior year, primarily related to anticipated higher personnel costs including share-based compensation.
Other Income (Expense)

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Interest income	$31,014	$6,349	$24,665	388%
Other income (expense), net	(458)	(397)	(61)	15%
Total other income (expense), net	$30,556	$5,952	$24,604	413%

Interest income increased by $24.7 million for the year ended December 31, 2023, compared to the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates.

Other income (expense), net for the year ended December 31, 2023, was primarily foreign exchange losses from transactions with vendors denominated in Euros.
Provision for (benefit from) Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(13,452)	$(8,656)	$(4,796)	55%

The benefit from income taxes increased by $4.8 million for the year ended December 31, 2023, compared to the same period in the prior year. The increase in benefit from income taxes for the year ended December 31, 2023, compared to the prior year, was primarily due to an increase in deferred tax assets related to Section 174 R&D Capitalization.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Comparison of the years ended December 31, 2022 and 2021
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2022 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Liquidity and Capital Resources
Overview

	December 31,
	2023	2022
	(Dollars in thousands)
Working capital	$582,391	$668,951
Cash and cash equivalents	$618,830	$710,406
Total assets	$696,382	$758,035
Total liabilities	$135,017	$135,993
Total shareholders’ equity	$561,365	$622,042
Working capital was $582.4 million as of December 31, 2023, a decrease of $86.6 million from working capital of $669.0 million as of December 31, 2022. This decrease in working capital during the year ended December 31, 2023, was primarily attributable to cash use of $282.4 million for operating expenses (adjusted to exclude non-cash charges) offset in part by $55.0 million in cash from BMS related to the tau global option exercise fee, net proceeds of approximately $20.7 million from the underwriters partial exercise of their 30-day option to purchase additional ordinary shares as part of the December 2022 public offering, interest income on investments of $31.0 million, net proceeds received from stock option exercises of approximately $21.5 million and proceeds of approximately $2.9 million from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement.
As of December 31, 2023, we had $618.8 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the December 2021 Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of December 31, 2023, $224.3 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$(133,906)	$(108,821)	$92,605
Net cash used in investing activities	(2,773)	(464)	(575)
Net cash provided by financing activities	45,103	241,457	190,332
Net increase (decrease) in cash, cash equivalents and restricted cash	$(91,576)	$132,172	$282,362
Cash Used in Operating Activities
Net cash used in operating activities was $133.9 million for the year ended December 31, 2023, which was primarily due to ongoing research and development activities and general and administrative expenses to support those activities for a total of $282.4 million in operating expenses (adjusted to exclude non-cash charges of approximately $33.7 million) partially offset by $55.0 million in cash from BMS related to the tau global option exercise fee and interest income on investments of $31.0 million.
Cash Used in Investing Activities
Net cash used in investing activities was $2.8 million for the year ended December 31, 2023, which primarily consisted of expenditures to purchase property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $45.1 million for the year ended December 31, 2023, primarily from net proceeds of approximately $20.7 million from the underwriters partial exercise of their 30-day option to purchase additional ordinary shares as part of the December 2022 public offering, proceeds from issuances of ordinary shares upon exercises of stock options of $21.5 million and net proceeds of $2.9 million from issuances of ordinary shares pursuant to the December 2021 Distribution Agreement.

Years ended December 31, 2022 and 2021

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our 2022 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2022 and 2021.
Off-Balance Sheet Arrangements
At December 31, 2023, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of December 31, 2023, consisted of minimum cash payments under operating leases of $14.8 million, purchase obligations of $12.4 million (of which $6.3 million is included in current liabilities), and contractual obligations under license agreements of $0.4 million (of which $60,000 is included in current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.
We had a noncancelable operating sublease covering 128,751 square feet of office and laboratory space in South San Francisco, California, which expired on December 31, 2023. We also had a sub-sublease covering approximately 46,641 square feet of such space, which terminated in connection with the sublease.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In April 2023, the Company renewed the lease for another one year term with a termination date of July 2024. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and has an initial term of one year. Both of these leases have an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by us.
In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $14.7 million remains outstanding as of December 31, 2023.
The following is a summary of our contractual obligations as of December 31, 2023 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases (1)	$14,835	$2,833	$3,052	$3,158	$3,269	$2,523	$—
Purchase obligations (2)	12,433	12,397	36	—	—	—	—
Contractual obligations under license agreements	398	124	64	60	60	45	45
Total	$27,666	$15,354	$3,152	$3,218	$3,329	$2,568	$45

(1) See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.
(2) Purchase obligations as of the filing date includes additional $2.9 million purchase commitments to our contract manufacturers.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2024 net cash used in operating and investing activities to be approximately $208 million to $225 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $458,000, $397,000, and $96,000 during the years ended December 31, 2023, 2022 and 2021, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
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

Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions and pursuant to our investment policy, we limit the amount of credit exposure with any one financial institution. Deposits held with banks have exceeded, and will continue to exceed, federally insured limits on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents. We have not experienced any losses on our deposits of cash and cash equivalents. Our credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Prothena Corporation plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of Accrued Research and Development Costs

As discussed in Note 2 to the consolidated financial statements, research and development costs are expensed by the Company as incurred. As of December 31, 2023, the Company recognized accrued research and development costs of $14.7 million. Costs for certain development activities, such as clinical trials and contract manufacturing, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors, including clinical research organizations, investigative sites, and contract manufacturing organizations, based on their actual costs incurred. Expense accruals related to clinical trials and contract manufacturing are recognized based on the Company’s estimate of the degree of completion of the events specified in the respective clinical study, trial contract, or manufacturing contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development.

We identified the evaluation of accrued research and development costs as a critical audit matter. Specifically, evaluating the sufficiency of audit evidence obtained over the costs incurred by third parties for manufacturing activities, outsourced research and development programs, and project milestones achieved required subjective auditor judgment due to the nature of available evidence.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over accrued research and development costs. We evaluated the design and tested the operating effectiveness of an internal control related to accrued research and development costs. For a sample of accrued research and development costs, we compared the amount, duration and key terms to the underlying contract. For the same sample, we examined underlying documentation, including invoices, and other third-party evidence and compared them to the Company’s estimate of costs incurred as of year-end. We assessed the completeness of the Company’s contracts and ongoing clinical studies by comparing a selection of purchase orders to the underlying contracts, and comparing the Company’s ongoing clinical studies to publicly available information. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

San Francisco, California
February 22, 2024

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$618,830	$710,406
Accounts receivable	5,159	—
Prepaid expenses and other current assets	13,941	8,692
Restricted cash, current	1,352	—
Total current assets	639,282	719,098
Non-current assets:
Property and equipment, net	3,836	1,731
Operating lease right-of-use assets	12,162	6,277
Deferred tax assets	33,893	18,204
Restricted cash, non-current	860	2,212
Other non-current assets	6,349	10,513
Total non-current assets	57,100	38,937
Total assets	$696,382	$758,035
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,391	$9,270
Accrued research and development	14,724	10,794
Deferred revenue, current	—	11,442
Lease liability, current	1,114	6,473
Other current liabilities	15,662	12,168
Total current liabilities	56,891	50,147
Non-current liabilities:
Deferred revenue, non-current	67,405	85,293
Lease liability, non-current	10,721	—
Other liabilities	—	553
Total non-current liabilities	78,126	85,846
Total liabilities	135,017	135,993
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2023 and 2022
Issued and outstanding shares — none at December 31, 2023 and 2022
Ordinary shares, $0.01 par value:	537	521
Authorized shares — 100,000,000 at December 31, 2023 and 2022
Issued and outstanding shares — 53,682,117 and 52,103,608 at December 31, 2023 and 2022, respectively
Additional paid-in capital	1,540,859	1,454,524
Accumulated deficit	(980,031)	(833,003)
Total shareholders’ equity	561,365	622,042
Total liabilities and shareholders’ equity	$696,382	$758,035

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue	$91,320	$13,855	$139,833
Revenue from license and intellectual property	50	40,050	60,744
Total revenue	91,370	53,905	200,577
Operating expenses:
Research and development	220,571	135,562	82,284
General and administrative	61,835	49,900	46,318
Total operating expenses	282,406	185,462	128,602
Income (loss) from operations	(191,036)	(131,557)	71,975
Other income (expense):
Interest income	31,014	6,349	42
Other expense, net	(458)	(397)	(96)
Total other income (expense), net	30,556	5,952	(54)
Income (loss) before income taxes	(160,480)	(125,605)	71,921
Provision for (benefit from) income taxes	(13,452)	(8,656)	4,946
Net income (loss)	$(147,028)	$(116,949)	$66,975
Basic net income (loss) per ordinary share	$(2.76)	$(2.47)	$1.51
Diluted net income (loss) per ordinary share	$(2.76)	$(2.47)	$1.38
Shares used to compute basic net income (loss) per share	53,216	47,369	44,228
Shares used to compute diluted net income (loss) per share	53,216	47,369	48,464

See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$(147,028)	$(116,949)	$66,975
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	928	744	1,115
Share-based compensation	40,914	31,322	24,658
Deferred income taxes	(15,689)	(11,133)	4,573
Reduction in the carrying amount of right-of-use assets	7,484	5,997	5,688
Loss on disposal of fixed assets	15	1	—
Changes in operating assets and liabilities:
Accounts receivable	(5,159)	—	15
Prepaid expenses and other assets	(2,537)	(10,809)	(4,763)
Deferred revenue	(29,330)	(13,855)	348
Accounts payable, accruals and other liabilities	22,855	11,865	(492)
Operating lease liabilities	(6,359)	(6,004)	(5,512)
Net cash provided by (used in) operating activities	(133,906)	(108,821)	92,605
Investing activities
Purchases of property and equipment	(2,810)	(464)	(575)
Proceeds from disposal of fixed assets	37	—	—
Net cash used in investing activities	(2,773)	(464)	(575)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	20,689	172,583	78,049
Proceeds from issuance of ordinary shares in at-the market offering, net	2,894	51,033	96,739
Proceeds from issuance of ordinary shares upon exercise of stock options	21,520	17,841	15,544
Net cash provided by financing activities	45,103	241,457	190,332
Net increase (decrease) in cash, cash equivalents and restricted cash	(91,576)	132,172	282,362
Cash, cash equivalents and restricted cash, beginning of the year	712,618	580,446	298,084
Cash, cash equivalents and restricted cash, end of the period	$621,042	$712,618	$580,446

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$1,554	$2,659	$580

Supplemental disclosures of non-cash investing and financing activities
Receivable from option exercises	$—	$62	$13
Acquisition of property and equipment included in accounts payable and accrued liabilities	$237	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$3,810	$151	$—
Reclassification of prepaid lease payments to right-of-use assets upon lease commencement	$7,763	$—	$—
At-the market offering costs included in accounts payable and accrued liabilities	$6	$13	$—
Public offering costs included in accounts payable and accrued liabilities	$—	$220	$—

See accompanying Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$618,830	$710,406	$579,094
Restricted cash, current	1,352	—	—
Restricted cash, non-current	860	2,212	1,352
Total cash, cash equivalents and restricted cash, end of the period	$621,042	$712,618	$580,446

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	39,921,413	$399	$966,636	$(783,029)	$184,006
Share-based compensation	—	—	24,658	—	24,658
Issuance of ordinary shares upon exercise of stock options	1,073,707	11	15,546	—	15,557
Issuance of ordinary shares in public offering, net of issuance costs of $5.5 million	4,025,000	40	78,009	—	78,049
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $3.2 million	1,640,174	16	96,781	—	96,797
Net income	—	—	—	66,975	66,975
Balances at December 31, 2021	46,660,294	466	1,181,630	(716,054)	466,042
Share-based compensation	—	—	31,322	—	31,322
Issuance of ordinary shares upon exercise of stock options	1,282,086	14	17,876	—	17,890
Issuance of ordinary shares in public offering, net of issuance costs of $11.3 million	3,250,000	32	172,331	—	172,363
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $1.7 million	911,228	9	51,365	—	51,374
Net loss	—	—	—	(116,949)	(116,949)
Balances at December 31, 2022	52,103,608	521	1,454,524	(833,003)	622,042
Share-based compensation			40,914		40,914
Issuance of ordinary shares upon exercise of stock options	1,135,302	12	21,445	—	21,457
Issuance of ordinary shares upon vesting of restricted stock units	5,750	—	—	—	—
Issuance of ordinary shares in public offering, net of issuance costs of $1.4 million	395,096	4	20,905	—	20,909
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $153 thousand	42,361	—	3,071	—	3,071
Net loss	—	—	—	(147,028)	(147,028)
Balances at December 31, 2023	53,682,117	$537	$1,540,859	$(980,031)	$561,365

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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. The Company’s partnered programs include prasinezumab, in collaboration with Roche for the potential treatment of Parkinson’s disease and other related synucleinopathies, and programs that target tau (BMS-986446, formerly PRX005), TDP-43, and an undisclosed target (PRX019) in collaboration with Bristol Myers Squibb (BMS) for the potential treatment of Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), and other neurodegenerative diseases, respectively. The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business (including NNC6019, formerly PRX004).
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2023, the Company had an accumulated deficit of $980.0 million and cash and cash equivalents of $618.8 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at December 31, 2023, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
2.Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information

These Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Financial Statements of Prothena Corporation plc are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Foreign currency gains and losses resulting from remeasurement are recognized in other expense, net in the Consolidated Statements of Operations.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition and research and development expenses. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates.
Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments held at financial institutions, such as commercial paper, money market funds, and other money market securities with original maturities of three months or less at date of purchase to be cash equivalents.
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2023, the Company had $2.2 million of restricted cash held by a bank in certificates of deposit as collateral to standby letters of credit under certain operating leases. See Note 6, "Commitments and Contingencies" for additional information regarding the Company’s operating leases.
Accounts Receivable

The accounts receivable balance on the Consolidated Balance Sheets represents amounts receivable from the Company's collaboration partners. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profiles. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses against the trade account receivables, when appropriate. As of December 31, 2023, the Company has not provided any allowance for credit losses against its outstanding accounts receivables.
Property and Equipment, net
Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and leasehold improvements where the Company is deemed the accounting owner are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Depreciation and amortization periods for the Company’s property, plant and equipment are as follows:

Asset	Estimated Useful Life
Machinery and equipment	4-7 years
Leasehold improvements	Shorter of expected useful life or lease term
Purchased computer software	4 years
Impairment of Long-lived Assets
The Company periodically evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If such events or changes in circumstances arise, the Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors.
There were no impairment charges recorded during the years ended December 31, 2023, 2022 and 2021. See Note 4, “Composition of Certain Balance Sheet Items” for discussion on disposals.
Leases
The Company leases both real property and certain equipment for use in its operations. A determination is made as to whether an arrangement is a lease at inception. If so, the Company evaluates the lease agreement to determine whether the lease is an operating or finance lease using the criteria in ASC 842. The Company does not recognize right-of-use assets and lease liabilities that arise from short-term leases for any class of underlying assets.

When lease agreements also require the Company to make additional payments for taxes, insurance and other operating expenses incurred during the lease period, such payments are expensed as incurred. See Note 6, “Commitments and Contingencies,” which provides additional details on the Company's current lease arrangements. As of December 31, 2023 and 2022, the Company had no financing leases.
Operating leases are included in the operating lease right-of-use (“ROU”) assets, lease liability, current and lease liability, non-current in the Company's Consolidated Balance Sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of all lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The operating lease ROU assets also include any lease prepayments made and exclude lease incentives such as rent abatements and/or concessions and rent holidays. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably certain at lease inception. Tenant improvements made by the Company as a lessee in which they are deemed to be owned by the lessor is viewed as lease prepayments by the Company and included in the operating lease ROU assets upon commencement of the lease prior to which they are recorded as prepaid assets. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term as an operating expense. For lease agreements that include lease and non-lease components, such components are generally accounted for separately.
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
The Company analyzes its collaboration arrangements to assess whether they are financing arrangement within the scope of ASC 730 or as a collaboration arrangement pursuant to ASC 808, or whether such arrangements are reflective of a vendor-customer relationship and therefore within the scope of Topic 606. As of December 31, 2023, the Company has not had any arrangements outside the scope of Topic 606. The following describes the Company’s accounting treatment pursuant to Topic 606:

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities recorded as deferred revenue in the Company’s Consolidated Balance Sheets.

At contract inception, for contracts that contain multiple performance obligations, such as the Company’s License Agreement with Roche and the Collaboration Agreement with BMS, the Company accounts for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of each of Roche and BMS and their respective sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.

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

Research and Development
Research and development costs are expensed as incurred. Such costs include, but are not limited to, salaries and benefits, share-based compensation, costs related to preclinical and clinical trial activities including fees paid to clinical research organizations and investigative sites, costs related to drug development and manufacturing prior to regulatory approval for commercial sale, and consulting fees.
There can be judgment involved in measuring the research and development expenses to be recognized in a particular period. The level of judgment varies based on the nature of the services being performed and the underlying support obtained. The Company recognizes costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by our vendors on their actual costs incurred. For certain clinical trials, expense is recorded based on information obtained from vendors as an intermediary to those performing the underlying services, such as contract research organizations. These estimates are inherently more judgmental because the quality and availability of the underlying data may vary. The Company recognizes costs for contract manufacturing based on evaluation of the progress to completion of specific tasks. The objective of the Company’s accrual policy is to match the recording of the expenses in the Consolidated Financial Statements to the actual services the Company has received and efforts expended. As such, expense accruals related to clinical trials and contract manufacturing are recognized based on the Company’s estimate of the degree of completion of the events specified in the specific clinical study or trial contract or drug development and manufacturing contract, respectively. The Company does not make significant estimates where costs incurred are supported by invoices or reports of costs incurred are obtained from a vendor that is directly performing the underlying services, such as a consultant or contract manufacturing organization. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables. Nonrefundable advance payments for goods and services that will be used or received in future research and development activities are deferred and recognized as expense in the period in which the related goods are delivered or services are performed.
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates from third parties. The upfront payments to acquire license, product or rights, as well as any future milestone payments, are immediately recognized as research and development expense provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
Share-based Compensation
The Company’s share-based compensation programs include options for the purchase of shares and restricted share units (RSUs). Such awards may be granted to employees, directors, and non-employee service providers.
The Company measures compensation expense for all share-based awards at the grant date based on the fair value measurement of the award. Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, for each award. The fair value of RSUs is based on the closing market price of the Company’s ordinary shares on the date of grant. To determine the fair value of options for the purchase of shares, the Company uses the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables. Judgment is required in determining the assumptions used in these models which include the risk-free interest rate, expected term, expected volatility and expected dividend yield. The Company uses its historical volatility for the Company's shares to estimate expected volatility. The simplified method has been used to estimate the expected term of all options in previous years. Beginning January 1, 2023, expected term is estimated based on historical experience.
Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures which are based on historical experience. Share-based compensation expense is adjusted in subsequent periods for actual forfeitures.
The Company records any excess tax benefits or tax shortfalls from its equity awards in its Consolidated Statements of Operations in the reporting periods in which options for the purchase of shares are exercised or RSUs vest.
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
Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed based on the treasury stock method by dividing net income by the weighted-average number of ordinary shares outstanding, plus potentially dilutive ordinary equivalent shares outstanding. However, where there is a net loss, no adjustment is made for potentially issuable ordinary shares because their effect would be anti-dilutive and therefore diluted net loss per share is equal to basic net loss per share.
Comprehensive Loss
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore, net income (loss) equals comprehensive income (loss) for all periods presented and, accordingly, the Consolidated Statements of Comprehensive Income (Loss) is not presented in a separate statement.
Segment and Concentration of Risks
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations and evaluates the Company’s financial performance on a consolidated basis for purposes of allocating resources.
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks have exceeded, and will continue to exceed, federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents. The Company has not experienced any losses on its deposits of cash and cash equivalents and its credit risk exposure is up to the extent recorded on the Company's Consolidated Balance Sheet.
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $458,000, $397,000 and $96,000 during the years ended December 31, 2023, 2022 and 2021, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of December 31, 2023, and 2022, $3.8 million and $1.7 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
Recent Accounting Pronouncements
On November 27, 2023, the FASB issued Accounting Standards Update 2023-07 ("ASU 2023-07"), Segment Reporting- Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures on significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss and other segment items on an annual and interim basis. The guidance also requires public entities to provide all disclosures about reportable segment’s profit or loss and assets in interim periods that are currently required annually. Public entities with a single reportable segment have to provide all disclosures required by Accounting Standards Codification (ASC) 280, Segment Reporting including the significant segment expense disclosures. The guidance is applied retrospectively to all periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public business entities to disclose a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the expected tax further broken out by nature and/or jurisdiction. The guidance also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for the Company’s fiscal year beginning January 1, 2025. Early adoption is permitted.

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
Level 1 —    inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 —    inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 —    inputs are unobservable inputs that are supported by little or no market activities, which would require the Company to develop its own assumptions.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts reflected in the Consolidated Balance Sheets for cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short-term nature.
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $589.9 million and $599.1 million in money market funds included in cash and cash equivalents at December 31, 2023, and 2022, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid R&D expenses	$10,998	$5,325
Prepaid G&A expenses	803	1,597
Receivable from stock option exercises in-transit	—	62
Other	2,140	1,708
Prepaid and other current assets	$13,941	$8,692
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$9,019	$9,901
Leasehold improvements	—	1,498
Purchased computer software	2,232	1,500
	11,251	12,899
Less: accumulated depreciation and amortization	(7,415)	(11,168)
Property and equipment, net	$3,836	$1,731
In December 2023, as a result of the expiration of the Company’s operating lease for its former South San Francisco facility (see Note 6, “Commitments and Contingencies”), the Company disposed of certain property and equipment with a total net book value of $15 thousand. The Company recognized a gain on disposal of $22 thousand for the year ended December 31, 2023. Depreciation expense was $0.9 million, $0.7 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Payroll and related expenses	$13,245	$11,060
Professional services	288	605
Other	2,129	503
Other current liabilities	$15,662	$12,168

5.Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(147,028)	$(116,949)	$66,975
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	53,216	47,369	44,228
Dilutive effect of shares issuable under equity incentive plans	—	—	4,236
Weighted-average ordinary shares outstanding used in per share calculations - diluted	53,216	47,369	48,464
Net income (loss) per share:
Basic net income (loss) per ordinary share	$(2.76)	$(2.47)	$1.51
Diluted net income (loss) per ordinary share	$(2.76)	$(2.47)	$1.38
Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2023 and 2022, and therefore diluted net loss per share is equal to basic net loss per share. During the year ended December 31, 2021, diluted net income per ordinary share is computed by dividing net income by the weighted average ordinary shares outstanding during the period plus potentially dilutive ordinary equivalent shares outstanding.

The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options to purchase ordinary shares	9,866	9,480	382
Restricted Stock Units (RSU)	25	23	—
Total	9,891	9,503	382
6.Commitments and Contingencies
Lease Commitments
As of December 31, 2023, the Company currently has three leases relating to its facilities in Brisbane, California, and Dublin, Ireland.

South San Francisco Facility
The Company had a noncancelable operating sublease (the “SSF Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “SSF Facility”), which expired on December 31, 2023.

Total operating lease cost was $6.3 million, $6.3 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total cash paid against the operating lease liability was $6.5 million, $6.3 million and $6.2 million for the years ended December 31, 2023, 2022 and 2021 respectively. The Company obtained a standby letter of credit which could be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the SSF Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of December 31, 2023, none of the remaining standby letter of credit amount of $1.4 million included in restricted cash, current has been used and the Company expects that the outstanding balance will be returned by April 2024.

Sub-Sublease of South San Francisco Facility

The Company had a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. covering approximately 46,641 square feet of office and laboratory space of the SSF Facility. The Sub-Sublease expired on December 15, 2023, in connection with the expiration of the Lease. The Sub-Sublease was considered an operating lease under ASC 842. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $2.8 million, $2.9 million and $2.9 million respectively, of sub-lease rental income as an offset to its operating expenses.

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In April 2023, the Company renewed the lease for another one year term with a termination date of July 2024. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and has an initial term of one year. Both of these leases have an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by the Company.

Brisbane Facility
On October 28, 2022, the Company, entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay to the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of December 31, 2023, the Brisbane Sublease has a remaining lease term of 4.75 years.

The Brisbane Sublease is considered an operating lease and the accounting lease commencement date was on July 31, 2023 when the Company gained control over of the Brisbane Facility. The Company recorded a right-of-use asset of approximately $11.4 million and lease liability of approximately $3.6 million relating to the Brisbane Sublease on the lease commencement date. The discount rate used to determine the lease liability was 5.76%. The initial measurement of the right-of-use asset for the Brisbane Sublease includes the tenant improvement added by the Company wherein the lessor was deemed the accounting owner.

The Company is entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the Brisbane Facility and to prepare for the Company's occupancy of the Brisbane Facility. As of December 31, 2023, $8.2 million has been received from the Sublandlord and the Company is obligated to fund construction costs incurred in excess of the improvement allowance.

Total operating lease cost for the Brisbane Sublease was $1.3 million for the year ended December 31, 2023. Total cash paid against the operating lease liability was $0.4 million for the year ended December 31, 2023.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of December 31, 2023, none of the standby letter of credit amount of $0.9 million has been used.
Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Consolidated Balance Sheets as of December 31, 2023, are as follows (in thousands):

Year Ended December 31,	Operating Leases
2024	2,833
2025	3,052
2026	3,158
2027	3,269
2028	2,523
Thereafter	—
Total	$14,835
Less: Present value adjustment	(3,000)
Lease liability	$11,835

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2023, and 2022.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2023, the Company had non-cancelable purchase commitments to suppliers for $12.4 million of which $6.3 million is included in current liabilities, and contractual obligations under license agreements of $0.4 million of which $60,000 is included in current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2023 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Purchase Obligations (1)	$12,433	$12,397	$36	$—	$—	$—	$—
Contractual obligations under license agreements	398	124	64	60	60	45	45
Total	$12,831	$12,521	$100	$60	$60	$45	$45
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

Performance Obligations

As of December 31, 2023, and December 31, 2022, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

Revenue and Expense Recognition

No collaboration revenue from Roche was recognized for the years ended December 31, 2023, and 2022, respectively as compared to $60.2 million for the year ended December 31, 2021. For the year ended December 31, 2021 collaboration revenue from Roche included a $60.0 million clinical milestone recognized upon first patient dosed in the PADOVA study. Through May 28, 2021, cost sharing payments to Roche were recorded as R&D expenses. The Company recognized nil in R&D expenses for payments made to Roche during the years ended December 31, 2023, and 2022, respectively, as compared to $7.2 million for the year ended December 31, 2021. The Company had accounts receivable from Roche of nil at December 31, 2023, and 2022, respectively.
Milestone Accounting

Under the License Agreement, the Company is eligible to receive certain milestone payments upon the achievement of development, regulatory and various first commercial sales milestones. Milestone payments are evaluated under ASC Topic 606. Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone. Accordingly, the Company estimates payments in the transaction price based on the most likely approach, which considers the single most likely amount in a range of possible amounts related to the achievement of these milestones. Additionally, milestone payments are included in the transaction price only when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods when the milestone is achieved.

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
BMS US and Global Rights and Licenses

On a program-by-program basis, beginning on the effective date of the Collaboration Agreement and ending on the date that the IND Option term expires for such program (which generally occurs sixty days after the date on which the Company delivers to BMS the first complete data package for an IND that was filed for a lead candidate from the relevant program), BMS may elect in its sole discretion to exercise its US Rights to receive an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (the “US License”). If BMS exercises its US Rights for a collaboration program, it is obligated to pay the Company an exercise fee of approximately $80.0 million per program. Thereafter, following the first to occur of (a) completion by the Company, in its discretion and at its cost, of Phase 1 clinical trials for such program or (b) BMS’ election to assume responsibility to complete such Phase 1 clinical trials (at its cost), BMS would have the sole right to develop, manufacture and commercialize antibody products targeting the relevant Collaboration Target for such program (the “Collaboration Products”) in the U.S.
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
After BMS’ exercise of Global Rights for a collaboration program, the Company is eligible to receive up to $562.5 million in regulatory and commercial milestones per program. Following an exercise by BMS of either US Rights or Global Rights for such collaboration program, the Company will also be eligible to receive tiered royalties on net sales of Collaboration Products ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. Such exercise fees, milestones and royalty payments are subject to certain reductions as specified in the Collaboration Agreement, the agreement for US Rights and the agreement for Global Rights.

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

Performance Obligations

The Company assessed the Collaboration Agreement and concluded that it represented a contract with a customer within the scope of ASC 606. Per ASC 606, a performance obligation is defined as a promise to transfer a good or service or a series of distinct goods or services. At inception of the Collaboration Agreement, the Company is not obligated to transfer US Licenses or Global Licenses to BMS unless BMS exercises its US Rights or Global Rights, respectively, and the Company is not obligated to perform development activities under the development plan during preclinical and Phase 1 clinical trials including the regulatory filing of the IND.
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

The Company evaluated the potential obligations to transfer the US Licenses and Global Licenses and performance of the ancillary development services subsequent to exercise of the US Rights and Global Rights, if the options are exercised by BMS, under ASC 606-10-55-42 and 55-43 to determine whether the US Rights or the Global Rights provided BMS a “material right” and concluded that BMS’ options to exercise its US Rights and Global Rights represented “material rights” to BMS that it would not have received without entering into the Agreement.

There were a total of six options at inception including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs, with four options remaining as of December 31, 2023. The deferred revenue balance as of December 31, 2023 of $67.4 million related to the outstanding US Rights and Global Rights. Per ASC 606, the US Rights and Global Rights are material rights and therefore are performance obligations. The goods and services underlying the options are not accounted for as separate performance obligations, but rather become performance obligations, if and when, an option is exercised.

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

Transaction Price

At the inception of the Collaboration Agreement, the Company did not transfer any goods or services to BMS that are material. Accordingly, the Company has concluded that the initial transaction price will be recognized as a contract liability and will be deferred until the Company transfers control of goods or services to BMS (which would be when BMS exercises the US Right or Global Right and receives control of the US License or Global License for at least one of the programs), or when the IND Option term expires if BMS does not exercise the US Right (which is generally sixty days after the date on which the Company delivers to BMS the first complete data package for an IND that was filed for a lead candidate from the relevant program), or when the Phase 1 Option term expires if BMS does not exercise the Global Right (which is generally ninety days after the date on which the Company delivers to BMS the first complete data package for a Phase 1 clinical trial for a lead candidate from the relevant program) or at the termination of the Collaboration Agreement, whichever occurs first. At such point that the Company transfers control of goods or services to BMS, or when the option expires, the Company will recognize revenue as a continuation of the original contract. Under this approach, the Company will treat the consideration allocated to the material right as an addition to the consideration for the goods or services underlying the contract option.

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

The best estimate of selling price for the US License for tau/BMS-986446 was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the license included the market opportunity for commercialization of tau/BMS-986446, the probability of successfully developing/commercializing BMS-986446, the remaining development costs for tau/BMS-986446, and the estimated time to commercialization of tau/BMS-986446. Based on the relative selling price method, the amount that the Company allocated to the performance obligations is as follows: $77.5 million to the license to be recognized concurrent with the delivery of the license; and $27.5 million as development services to be recognized based on percentage of completion over the service period.

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

Revenue and Expense Recognition

For the year ended December 31, 2023, collaboration revenue from BMS was $91.3 million. Collaboration revenue for the year ended December 31, 2023 included $72.9 million recognized for the tau Global License Obligation ($55.0 million tau global option exercise fee and $17.9 million of deferred revenue recognized for the Global Right for the tau Collaboration Product), $4.7 million under a supply agreement with BMS and the remainder was primarily recognized for tau US Development Services Obligation. For the year ended December 31, 2022, collaboration revenue from BMS recognized based on an input-based model included $13.9 million for tau US Development Services Obligation recognized as collaboration revenue. For the year ended December 31, 2021, collaboration revenue included $77.5 million in tau US License revenue and $2.2 million for tau US Development Services Obligation for a total of $79.7 million in collaboration revenue. As of December 31, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was nil. The Company had $5.2 million and nil accounts receivable from BMS at December 31, 2023, and 2022, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the fiscal year was $96.7 million of which $17.9 million was recognized as revenue for the Global Right for the tau Collaboration Product and $11.4 million was recognized as revenue related to the Tau US Development Services Obligation performed during the fiscal year. As of December 31, 2023, the deferred revenue balance related to outstanding US Rights and Global Rights was $67.4 million, which was long term deferred revenue. The Company concluded that the deferred revenue should be classified as long term given that the option to extend the term of the Collaboration Agreement, and therefore the Company’s performance obligations was solely at the option of BMS. Until such time that the Company has determined that BMS will not exercise its option to extend the Company will continue to classify the balance as long-term deferred revenue.

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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the years ended December 31, 2023, and 2022, respectively.
Novo Nordisk Share Purchase Agreement
On July 8, 2021, the Company together with its wholly owned subsidiary, PBL, entered into a definitive share purchase agreement with Novo Nordisk A/S and Novo Nordisk Region Europe A/S (each an unrelated party). Under the terms of such agreement, Novo Nordisk acquired PBL’s wholly-owned subsidiary, Neotope Neuroscience Limited (“NNL”) and gained full worldwide rights to the intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline. Upon consummation of the transaction, NNL ceased to be a related party of PBL. The aggregate purchase price consisted of an upfront payment of $60.0 million in cash, subject to customary purchase price adjustments.
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
Contingent Consideration/Milestone Accounting
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
Revenue Recognition
Total revenue recognized related to the transaction during the years ended December 31, 2023, 2022 and 2021, respectively, was nil, $40.0 million and $60.7 million, respectively. The Company had no accounts receivable from Novo Nordisk as of December 31, 2023 and 2022, respectively.

8.Shareholders' Equity

Ordinary Shares

As of December 31, 2023, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,682,117 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of December 31, 2023, 13,477,039 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.

Euro Deferred Shares

As of December 31, 2023, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2023. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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

In January 2023, the Company issued an additional 395,096 ordinary shares resulting from the underwriters’ partial exercise of their 30-day option to purchase up to an additional 487,500 ordinary shares of as part of the December 2022 underwritten public offering. The Company received approximately $20.9 million proceeds from the exercise, net of underwriting discount but before deducting any offering costs.

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
In December 2021, the Company entered into an Equity Distribution Agreement (the “December 2021 Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with entering into the December 2021 Distribution Agreement, on December 23, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $250.0 million of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement. For the years ended December 31, 2023, and 2022, respectively, the Company sold and issued 42,361 and 911,228 ordinary shares, pursuant to the December 2021 Distribution Agreement, for total gross proceeds of approximately $3.2 million and $53.1 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.1 million and $1.7 million.
The issuance and sale of the Company’s ordinary shares pursuant to the May 2021 Distribution Agreement and the December 2021 Distribution Agreement is deemed an “at-the-market” offering and is registered under the Securities Act of 1933, as amended.
9. Share-Based Compensation
Equity Incentive Plans

The Company’s equity incentive plans, the 2018 Long Term Incentive Plan, as amended (the “2018 LTIP”), 2020 Employment Inducement Incentive Plan, as amended (the “2020 EIIP”), and previously, the Amended and Restated 2012 Long Term Incentive Plan (the “2012 LTIP”), reserve ordinary shares for the issuance of stock options, stock appreciation rights, restricted shares, RSUs, performance bonus awards, performance share units awards, dividend equivalents and other share or cash-based awards to eligible individuals. Options granted under each of the 2018 LTIP, 2020 EIIP, and 2012 LTIP expire no later than ten years from the date of grant.
In May 2023, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of December 31, 2023, the number of ordinary shares authorized under the 2018 LTIP was 14,614,183. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of December 31, 2023, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 58,750 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSUs vest over two years. As of December 31, 2023, 3,585,452 ordinary shares remained available for grant under its equity plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021, respectively, was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of December 31, 2023 was 8%. Changes in the estimates and assumptions relating to forfeitures may cause the Company to realize material changes in share-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at December 31, 2023, is $89.4 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.43 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$19,211	$14,805	$9,514
General and administrative	21,703	16,517	15,144
Total share-based compensation expense	$40,914	$31,322	$24,658
The Company recognized tax benefits from share-based awards of $7.2 million, $5.8 million, and $4.7 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
With the exception of the options granted on February 12, 2021 pursuant to an option exchange program, where no incremental share-based compensation expense was recognized, the fair value of the options granted to employees and non-employee directors during the years ended December 31, 2023, 2022 and 2021, respectively was estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	81.2%	82.4%	81.7%
Risk-free interest rate	4.2%	2.2%	1.0%
Expected dividend yield	—%	—%	—%
Expected life (in years)	4.8	6.0	6.0
Weighted average grant date fair value	$37.32	$23.43	$21.39

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine. The simplified method was used to estimate the expected term of all options in previous years given lack of historical experience. Beginning January 1, 2023, expected term is estimated based on historical experience.
The following table summarizes the Company’s stock option activity during the year ended December 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,479,998	$23.16	6.82	$354,856
Granted	1,790,621	56.48
Exercised	(1,135,302)	18.90
Forfeited	(246,064)	44.28
Expired	(22,916)	70.74
Outstanding at December 31, 2023	9,866,337	$29.06	6.60	$118,447
Vested and expected to vest at December 31, 2023	9,558,866	$28.49	6.53	$117,705
Vested at December 31, 2023	6,371,511	$20.75	5.54	$105,546

The total intrinsic value of options exercised was $52.1 million, $49.2 million, and $33.9 million during the years ended December 31, 2023, 2022 and 2021, respectively, determined as of the date of exercise.

The following table summarizes the activity and related information for RSUs during the year ended December 31, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2022	23,000	$60.89	1.67	$1,386
Units Granted	8,000	51.80
Units Vested	(5,750)	60.89
Units Forfeited	—	—
Unvested at December 31, 2023	25,250	$58.01	1.09	$918
Unvested and expected to vest at December 31, 2023	23,066	$58.19	1.08	$838

The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). The total fair value of shares vested during the year ended December 31, 2023 was $0.2 million. As of December 31, 2023, total compensation cost not yet recognized related to unvested RSUs was $1.0 million, which is expected to be recognized over a weighted-average period of 1.17 years. RSUs settle into ordinary shares upon vesting.

10. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Ireland	$(153,920)	$(119,571)	$65,456
U.S.	(6,560)	(6,034)	6,465
Income (loss) before provision for income taxes	$(160,480)	$(125,605)	$71,921

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$2,200	$2,422	$356
U.S. State	37	55	16
Ireland	—	—	—
Total current provision	$2,237	$2,477	$372
Deferred:
U.S. Federal	$(15,647)	$(11,039)	$4,581
U.S. State	(42)	(94)	(7)
Ireland	—	—	—
Total deferred benefit	$(15,689)	$(11,133)	$4,574
Provision for (benefit from) income taxes	$(13,452)	$(8,656)	$4,946
The Company recorded a net tax shortfall (windfall) from stock option exercises of $(3.5) million, $(3.2) million, and $(2.3) million for the years ended December 31, 2023, 2022 and 2021, respectively, all of which were recorded as part of its income tax provision in the Consolidated Statements of Operations.
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

	Year Ended December 31,
	2023	2022	2021
Taxes at the Irish statutory tax rate of 12.5%	$(20,060)	$(15,700)	$8,990
Income tax at rates other than applicable statutory rate	(7,072)	(2,338)	(398)
Change in valuation allowance	22,406	22,681	4,108
Share-based payments	615	518	5,173
Tax credits	(9,382)	(8,949)	(5,355)
Income not subject to tax	—	(5,000)	(7,587)
Other	41	132	15
Provision for (benefit from) income taxes	$(13,452)	$(8,656)	$4,946
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred tax assets as of December 31, 2023, and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$156,046	$136,487
Tax credits	23,728	23,193
Lease liability	2,686	1,398
Accruals and other	1,887	1,587
Capitalized R&D	25,067	10,544
Share-based compensation	9,364	7,628
Gross deferred tax assets	218,778	180,837
Valuation allowance	(181,713)	(161,098)
Net deferred tax assets	37,065	19,739
Deferred tax liability:
Operating lease right-of-use assets	(2,706)	(1,355)
Fixed Assets	(466)	(180)
Net deferred tax assets	$33,893	$18,204

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

For the year ended December 31, 2023, the Company recorded an increase in DTA of $15.7 million, primarily due to Section 174 R&D Capitalization requirements of $14.5 million, which became effective in 2022. For the year ended December 31, 2022, the Company recorded an increase in DTA of $11.1 million, primarily due to Section 174 R&D Capitalization requirements of $10.5 million, which became effective in 2022.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that certain deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $181.7 million against its deferred tax assets as of December 31, 2023, primarily in relation to deferred tax assets arising from Federal and California tax credits and net operating losses. The deferred tax assets recognized net of the valuation allowance, $33.9 million as of December 31, 2023, consisted predominantly of U.S. federal temporary differences. Due to expected future U.S. operating income, the Company expects to realize such deferred tax assets. The net increase of $20.6 million in the valuation allowance during the year ended December 31, 2023, was primarily due to Irish net operating losses.

As of December 31, 2023, certain of the Company’s Irish entities had trading loss carryovers of $1.1 billion and non-trading loss carryovers of $24.1 million, each of which can be carried forward indefinitely. Trading losses are available against income from the same trade/trades while non-trading losses (excess management expenses) are available against future investment income in the company in which they arise. In addition, as of December 31, 2023, the Company had state net operating loss carryforwards of approximately $126.2 million, which are available to reduce future taxable income, if any, for the Company’s U.S. subsidiary. If not utilized, the state net operating loss carryforward begins expiring in 2032.

The Company also has federal and California research and development credit carryforwards of $17.7 million and $19.4 million, respectively, at December 31, 2023. The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities. The federal research and development credit carryforwards will expire starting in 2041 if not utilized. The California tax credits can be carried forward indefinitely.

Cumulative unremitted earnings of the Company’s U.S. subsidiaries total approximately $175.4 million at December 31, 2023. The Company's U.S. subsidiaries' cash balances at December 31, 2023, are committed for its working capital needs and are considered to be indefinitely invested. As such, no provision for income tax in Ireland has been recognized on undistributed earnings of the Company’s U.S. subsidiaries. The determination of a hypothetical unrecognized deferred tax liability as of December 31, 2023 is not practicable because of the complexity and variety of assumptions necessary to compute the tax.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2023	2022
Gross Unrecognized Tax Benefits at January 1	$11,564	$8,329
Additions for tax positions taken in the current year	2,355	2,243
Additions for tax positions taken in the prior year	—	992
Reductions for tax positions taken in the prior year	(565)	—
Gross Unrecognized Tax Benefits at December 31	$13,354	$11,564
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2023, would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2023, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The tax years 2013 to 2023 remain subject to examination by the U.S taxing authorities and the tax years 2018 to 2023 remain subject to examination by the Irish taxing authorities as of December 31, 2023.

11. Employee Retirement Plan

In the U.S., the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (the “IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit-sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions of $1.7 million, $1.3 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee's eligible earnings. The Company recorded total expense for employer contribution in Ireland of $152,000, $133,000 and $73,000 in the years ended December 31, 2023, 2022 and 2021, respectively.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 14, 2024 (our “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers and Code of Conduct shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:
•Proposal No. 1 - Election of Directors
•Corporate Governance and Board Matters
•Delinquent Section 16(a) Reports
Information about Our Executive Officers
Following is certain information regarding our executive officers.

Name	Age	Position(s)	Since
Gene G. Kinney	55	President and Chief Executive Officer, Director	2016
Hideki Garren	60	Chief Medical Officer	2021
Carol D. Karp	71	Chief Regulatory Officer	2016
Michael J. Malecek	58	Chief Legal Officer and Company Secretary	2019
Tran B. Nguyen	50	Chief Financial Officer	2013
		Chief Strategy Officer	2021
Brandon S. Smith	49	Chief Operating Officer	2021
Karin L. Walker	60	Chief Accounting Officer	2013
Wagner M. Zago	51	Chief Scientific Officer	2017
Gene G. Kinney, Ph.D., has served as our President and Chief Executive Officer as well as a member of our Board of Directors since 2016. Prior to that, he was our Chief Operating Officer for part of 2016, and prior to that he was our Chief Scientific Officer and Head of Research and Development from 2012 to 2016. From 2009 to 2012, Dr. Kinney held various positions with Elan Pharmaceuticals, Inc.: Vice President, Pharmacology (from 2009 to 2011) and Senior Vice President of Pharmacological Sciences (from 2011 to 2012); and while in those positions, he also served as Head of Nonclinical Research for Janssen Alzheimer Immunotherapy R&D. From 2001 to 2009, Dr. Kinney was Senior Director, Head of Central Pharmacology and acting lead for Bioanalytics & Pathology at the Merck Research Laboratories, where he contributed to the strategic direction and oversight of drug discovery activities and led a number of non-clinical discovery and clinical development programs targeted for the treatment of neurodegenerative and psychiatric conditions. Dr. Kinney also held positions at Bristol Myers Squibb and was an Assistant Professor at the Emory University School of Medicine, Department of Psychiatry and Behavioral Sciences. He earned his BA from Bloomsburg University and his MA and PhD from Florida Atlantic University.
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
Tran B. Nguyen has served as our Chief Strategy Officer since September 2021 and as our Chief Financial Officer since 2013. He served as our Chief Operating Officer from June 2018 to September 2021. He has over 25 years of finance experience in the biotechnology, banking, and private equity industries. Prior to joining Prothena in 2013, Mr. Nguyen was the Chief Financial Officer at Somaxon Pharmaceuticals, Inc. from 2010 until its sale in 2013. He was Chief Financial Officer at Metabasis Therapeutics, Inc. from 2009 until its sale in 2010. From 2007 to 2009, he was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc., and from 2004 to 2007 he served in various capacities as a healthcare investment banker at Lehman Brothers, Inc. Mr. Nguyen serves as a director of Rain Oncology Inc. (a publicly traded biotechnology company). He earned his BA in Economics and Psychology from Claremont McKenna College and his MBA from the Anderson School of Management at the University of California, Los Angeles.
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
Code of Conduct
We have a Code of Conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on the Company’s website at https://ir.prothena.com/corporate-governance. We will provide to any person without charge, upon request, a copy of that Code of Conduct; such a request may be made by sending it to our Company Secretary, Prothena Corporation plc, 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, D02 VK60, Ireland. If we make any amendment to, or waiver from, a provision of our Code of Conduct that we are required to disclose under SEC rules, we intend to satisfy that disclosure requirement by posting such information to our website at https://

ir.prothena.com/corporate-governance. The contents of our websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
		10-Q	001-35676	5/6/2020	10.4(a)

10.7(b)+	License Agreement, dated as of March 1, 2020, between Prothena Biosciences Limited and F. Hoffmann-La Roche Ltd.	10-Q	001-35676	5/6/2020	10.4(b)

10.8†	Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q/A	001-35676	8/17/2018	10.3

10.9+	Share Subscription Agreement, dated as of March 20, 2018, between Celgene Switzerland LLC and Prothena Corporation plc	10-Q	001-35676	5/9/2018	10.4

10.10+	U.S. License Agreement, dated as of July 30, 2021, as amended on August 12, 2021 and September 8, 2021, by and between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	11/4/2021	10.5

10.11+	Global License Agreement, dated as of July 5, 2023, by and between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	11/2/2023	10.2

10.12+	Share Purchase Agreement, dated as of July 8, 2021, by and among Novo Nordisk A/S, Novo Nordisk Region Europe A/S, Prothena Corporation plc, and Prothena Biosciences Limited	10-Q	001-35676	11/4/2021	10.4

10.13(a)	Sublease, dated as of March 22, 2016, between Prothena Biosciences Inc and Amgen Inc.	10-Q	001-35676	5/4/2016	10.2(a)

10.13(b)	Consent to Sublease Agreement, dated as of March 28, 2016, among Prothena Biosciences Inc, Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	5/4/2016	10.2(b)

10.14(a)	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences Inc and Assembly Biosciences, Inc.	10-Q	001-35676	11/6/2018	10.2(a)

10.14(b)	Consent to Sub-Sublease, dated as of September 19, 2018, among Prothena Biosciences Inc, Assembly Biosciences, Inc., Amgen Inc. and HCP BTC, LLC	10-Q	001-35676	11/6/2018	10.2(b)

10.15(a)	Sublease, dated as of October 28, 2022, by and between Arcus Biosciences, Inc. and Prothena Biosciences Inc.	10-K	001-35676	2/28/2023	10.15(a)

10.15(b)	Consent to Sublease Agreement, dated as of October 28, 2022, by and among HCP LS Brisbane, LLC, Arcus Biosciences, Inc., and Prothena Biosciences Inc.	10-K	001-35676	2/28/2023	10.15(b)

10.16#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/23/2017	10.1

10.17#	Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/18/2018	10.1

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.18#	First Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/22/2020	10.1

10.19#	Second Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/21/2021	10.1

10.20#	Third Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/20/2022	10.1

10.21#	Fourth Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/19/2023	10.1

10.22#	Prothena Corporation plc 2020 Employment Inducement Incentive Plan	10-Q	001-35676	5/6/2020	10.2

10.23#	First through Fourteenth Amendments to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan					X

10.24#	Prothena Corporation plc Amended and Restated Incentive Compensation Plan	10-Q	001-35676	5/9/2017	10.1

10.25#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

10.26#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.27#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.28#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning May 16, 2018)	10-Q	001-35676	8/7/2018	10.2

10.29#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

10.30#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.31#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning June 21, 2018)	10-Q	001-35676	8/7/2018	10.3

10.32 #	Form of Option Award Agreement under the Prothena Corporation plc 2020 Employment Inducement Incentive Plan (used beginning March 2, 2020)	10-Q	001-35676	8/6/2020	10.3

10.33#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.34#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

10.35#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.36#	Offer letter, dated December 5, 2016, between Prothena Biosciences Inc and Carol D. Karp	10-K	001-35676	2/27/2017	10.28

10.37#	Promotion letter, dated June 9, 2017, between Prothena Biosciences Inc and Wagner M. Zago	10-Q	001-35676	8/9/2017	10.3

10.38#	Offer letter, dated June 4, 2019, between Prothena Biosciences Inc and Michael J. Malecek	10-Q	001-35676	8/6/2019	10.1

10.39#	Offer Letter, dated February 18, 2020, between Prothena Biosciences Inc and Brandon S. Smith	10-Q	001-35676	5/6/2020	10.1

10.40#	Offer Letter, dated March 18, 2021, between Prothena Biosciences Inc and Hideki Garren	10-Q	001-35676	5/11/2021	10.1

10.41#	Consulting Agreement, dated October 1, 2023, between Prothena Biosciences Inc and Dennis J. Selkoe	10-Q	001-35676	11/2/2023	10.1

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97#	Policy on Recoupment of Incentive Compensation					X

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Dated:	February 22, 2024	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/ Gene G. Kinney	President and Chief Executive Officer	February 22, 2024
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/ Tran B. Nguyen	Chief Strategy Officer and Chief Financial Officer	February 22, 2024
Tran B. Nguyen	(Principal Financial Officer)

/s/ Karin L. Walker	Chief Accounting Officer	February 22, 2024
Karin L. Walker	(Principal Accounting Officer)

/s/ Lars G. Ekman	Chairman of the Board	February 22, 2024
Lars G. Ekman, M.D., Ph.D.

/s/ Paula K. Cobb	Director	February 22, 2024
Paula K. Cobb

/s/ Richard T. Collier	Director	February 22, 2024
Richard T. Collier

/s/ Shane M. Cooke	Director	February 22, 2024
Shane M. Cooke

/s/ William H. Dunn, Jr.	Director	February 22, 2024
William H. Dunn, Jr., M.D.

/s/ K. Anders O. Härfstrand	Director	February 22, 2024
K. Anders O. Härfstrand, M.D., Ph.D.

/s/ Helen S. Kim	Director	February 22, 2024
Helen S. Kim

/s/ Oleg Nodelman	Director	February 22, 2024
Oleg Nodelman

/s/ Dennis J. Selkoe	Director	February 22, 2024
Dennis J. Selkoe, M.D.

/s/ Daniel G. Welch	Director	February 22, 2024
Daniel G. Welch