Form 10-Q
period 2024-03-31
PROTHENA CORP PUBLIC LTD CO
filed 2024-05-08
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 53,771,845 as of May 1, 2024.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2024

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; potential indications and attributes of epitopes and antibodies we have identified in our programs; plans for ongoing and future clinical trials of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; the expected timing of reporting data from clinical trials of our drug candidates, including any topline study results for our Phase 3 AFFIRM-AL clinical trial between 4Q 2024 and 2Q 2025; our collaborations with F. Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline and completion of our ongoing clinical trials; and our anticipated need for additional capital.
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$546,512	$618,830
Accounts receivable	—	5,159
Prepaid expenses and other current assets	18,004	13,941
Restricted cash, current	1,352	1,352
Total current assets	565,868	639,282
Non-current assets:
Property and equipment, net	3,672	3,836
Operating lease right-of-use assets	12,510	12,162
Deferred tax assets	36,675	33,893
Restricted cash, non-current	860	860
Other non-current assets	3,609	6,349
Total non-current assets	57,326	57,100
Total assets	$623,194	$696,382
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,420	$25,391
Accrued research and development	17,340	14,724
Lease liability, current	2,372	1,114
Other current liabilities	9,134	15,662
Total current liabilities	43,266	56,891
Non-current liabilities:
Deferred revenue, non-current	67,405	67,405
Lease liability, non-current	10,124	10,721
Total non-current liabilities	77,529	78,126
Total liabilities	120,795	135,017
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2024 and December 31, 2023
Issued and outstanding shares — none at March 31, 2024 and December 31, 2023
Ordinary shares, $0.01 par value:	537	537
Authorized shares — 100,000,000 at March 31, 2024 and December 31, 2023
Issued and outstanding shares — 53,720,455 and 53,682,117 at March 31, 2024 and December 31, 2023, respectively
Additional paid-in capital	1,554,132	1,540,859
Accumulated deficit	(1,052,270)	(980,031)
Total shareholders’ equity	502,399	561,365
Total liabilities and shareholders’ equity	$623,194	$696,382

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$—	$2,119
Revenue from license and intellectual property	50	50
Total revenue	50	2,169
Operating expenses:
Research and development	64,114	44,756
General and administrative	17,464	13,738
Total operating expenses	81,578	58,494
Loss from operations	(81,528)	(56,325)
Other income (expense):
Interest income	7,165	6,690
Other expense, net	(77)	(141)
Total other income, net	7,088	6,549
Loss before income taxes	(74,440)	(49,776)
Benefit from income taxes	(2,201)	(2,912)
Net loss	$(72,239)	$(46,864)
Basic net income (loss) per ordinary share	$(1.34)	$(0.89)
Diluted net income (loss) per ordinary share	$(1.34)	$(0.89)
Shares used to compute basic net income (loss) per share	53,714	52,501
Shares used to compute diluted net income (loss) per share	53,714	52,501

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(72,239)	$(46,864)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	215	201
Share-based compensation	12,383	8,790
Deferred income taxes	(2,782)	(3,229)
Reduction in the carrying amount of right-of-use assets	672	1,558
Changes in operating assets and liabilities:
Accounts receivable	5,159	—
Prepaid and other assets	(1,639)	(5,935)
Accounts payable, accruals and other liabilities	(14,455)	1,728
Deferred revenue	—	(2,119)
Operating lease liabilities	(365)	(1,588)
Net cash used in operating activities	(73,051)	(47,458)
Investing activities
Purchases of property and equipment	(103)	(48)
Net cash used in investing activities	(103)	(48)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	20,722
Proceeds from issuance of ordinary shares in at-the market offering, net	(54)	(40)
Proceeds from issuance of ordinary shares upon exercise of stock options	890	2,602
Net cash provided by financing activities	836	23,284
Net decrease in cash, cash equivalents and restricted cash	(72,318)	(24,222)
Cash, cash equivalents and restricted cash, beginning of the year	621,042	712,618
Cash, cash equivalents and restricted cash, end of the period	$548,724	$688,396

Supplemental disclosures of cash flow information
Cash paid for income taxes	$20	$—

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$184	$345
At-the market offering costs included in accounts payable and accrued liabilities	$—	$2
Public offering costs included in accounts payable and accrued liabilities	$—	$35

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$546,512	$686,184
Restricted cash, current	1,352	—
Restricted cash, non-current	860	2,212
Total cash, cash equivalents and restricted cash, end of the period	$548,724	$688,396

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2023	53,682,117	$537	$1,540,859	$(980,031)	$561,365
Share-based compensation			12,383		12,383
Issuance of ordinary shares upon exercise of stock options	38,338	—	890		890
Net loss				(72,239)	(72,239)
Balances at March 31, 2024	53,720,455	$537	$1,554,132	$(1,052,270)	$502,399

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	52,103,608	$521	$1,454,524	$(833,003)	$622,042
Share-based compensation			8,790		8,790
Issuance of ordinary shares upon exercise of stock options	179,474	2	2,538		2,540
Issuance of ordinary shares from the underwriters partial exercise of their 30-day option to purchase additional shares as part of the December 2022 public offering, net of issuance costs of $1.4 million	395,096	4	20,897		20,901
Net loss				(46,864)	(46,864)
Balances at March 31, 2023	52,678,178	$527	$1,486,749	$(879,867)	$607,409

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
Liquidity and Business Risks
As of March 31, 2024, the Company had an accumulated deficit of $1.1 billion and cash and cash equivalents of $546.5 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at March 31, 2024, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
2.Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “2023 Form 10-K”). These Unaudited Interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information
The accompanying Condensed Consolidated Financial Statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition and research and development expenses. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates.
Significant Accounting Policies
There were no significant changes to the accounting policies during the three months ended March 31, 2024, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2023 Form 10-K.
Concentration of Risks and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks have exceeded, and will continue to exceed, federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents. The Company has not experienced any losses on its deposits of cash and cash equivalents and its credit risk exposure is up to the extent recorded on the Company's Condensed Consolidated Balance Sheet.
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $77,000 and $141,000 during the three months ended March 31, 2024 and 2023, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of March 31, 2024, and December 31, 2023, approximately $3.7 million and $3.8 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
The Company is subject to a number of risks similar to other late-stage clinical biotechnology companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its drug candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s drug candidates, its right to develop and commercialize its drug candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, and the need to secure and maintain adequate clinical trial management, manufacturing, packaging, labeling, storage, testing, and distribution arrangements with third parties. The Company also relies on third-party consultants to assist in managing these third parties and assist with its clinical trial operations and manufacturing. If the Company does not successfully commercialize or partner any of its drug candidates, it will be unable to generate product revenue or achieve profitability. Further, the Company is also subject to broad market risks and uncertainties resulting from recent events, such as inflation, rising interest rates, and recession risks, as well as supply chain and labor shortages.
Segment
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations and evaluates the Company’s financial performance on a consolidated basis for purposes of allocating resources.
Recent Accounting Pronouncements

On March 6, 2024, the SEC issued final rule, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”, which requires registrants to disclose material climate-related risks, including descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants strategy, business model and outlook and any material climate-related targets or goals. The rule requires these climate-related information to be disclosed in registration statements and annual reports. Registrants will also need to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. In addition, accelerated and large accelerated filers will need to disclose Scope 1 and Scope 2 greenhouse gas (GHG) emissions, if material, which will be subject to third-party assurance. The Company will be required to comply with the rule in fiscal year beginning January 1, 2025 for all disclosures other than the compliance with quantitative and qualitative disclosure requirements of material expenditures and material impacts on financial estimates that directly result from (1) activities to mitigate or adapt to the climate-related risks, (2) targets or goals and (3) transition plans will be required beginning fiscal year 2026. The Company’s other compliance dates are the following: 1) Scope 1 and Scope 2 GHG emissions - fiscal year beginning January 1, 2026; Limited assurance - fiscal year beginning January 1, 2029; Reasonable assurance - fiscal year beginning January 1, 2033; and Electronic tagging - fiscal year beginning January 1, 2026. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures. On April 4, 2024, the Securities and Exchange Commission (SEC) voluntarily stayed implementation of its recently adopted Climate Disclosure Rules.

On November 27, 2023, the FASB issued Accounting Standards Update 2023-07 ("ASU 2023-07"), Segment Reporting- Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures on significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss and other segment items on an annual and interim basis. The guidance also requires public entities to provide all disclosures about reportable segment’s profit or loss and assets in interim periods that are currently required annually. Public entities with a single reportable segment have to provide all disclosures required by Accounting Standards Codification (ASC) 280, Segment Reporting including the significant segment expense disclosures. The guidance is applied retrospectively to all periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting the update on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public business entities to disclose a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the expected tax further broken out by nature and/or jurisdiction. The guidance also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for the Company’s fiscal year beginning January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its income tax disclosures.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of certain financial instruments, such as cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term nature.
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $522.8 million and $589.9 million in money market funds included in cash and cash equivalents at March 31, 2024, and December 31, 2023, respectively.

4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2024	2023
Prepaid R&D expenses	$14,034	$10,998
Prepaid G&A expenses	2,933	803
Other	1,037	2,140
Prepaid and other current assets	$18,004	$13,941

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Machinery and equipment	$9,110	$9,019
Purchased computer software	2,192	2,232
	11,302	11,251
Less: accumulated depreciation and amortization	(7,630)	(7,415)
Property and equipment, net	$3,672	$3,836

Depreciation expense was $0.2 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and related expenses	$6,847	$13,245
Professional services	323	288
Other	1,964	2,129
Other current liabilities	$9,134	$15,662

5.Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(72,239)	$(46,864)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	53,714	52,501
Weighted-average ordinary shares outstanding used in per share calculations - diluted	53,714	52,501
Net income (loss) per share:
Basic net income (loss) per ordinary share	$(1.34)	$(0.89)
Diluted net income (loss) per ordinary share	$(1.34)	$(0.89)

Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2024 and 2023, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options to purchase ordinary shares	11,751	10,471
Restricted Stock Units (RSU)	25	23
Total	11,776	10,494

6. Commitments and Contingencies
Lease Commitments
As of March 31, 2024, the Company currently has three leases relating to its facilities in Brisbane, California, and Dublin, Ireland.

South San Francisco Facility
The Company had a noncancelable operating sublease (the “SSF Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “SSF Facility”), which expired on December 31, 2023.

Total operating lease cost was nil and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. Total cash paid against the operating lease liability was nil and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The Company obtained a standby letter of credit which could be drawn down by the sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the SSF Lease and to compensate the sublandlord for all losses and damages the sublandlord may suffer as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit is collateralized by a certificate of deposit of the same amount which is classified as restricted cash. As of March 31, 2024, none of the remaining standby letter of credit amount of $1.4 million included in restricted cash, current was used. The remaining balance was released to the Company in May 2024.

Sub-Sublease of South San Francisco Facility

The Company had a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. covering approximately 46,641 square feet of office and laboratory space of the SSF Facility. The Sub-Sublease expired on December 15, 2023, in connection with the expiration of the SSF Lease. The Sub-Sublease was considered an operating lease under ASC 842. For the three months ended March 31, 2024 and 2023, the Company recorded nil and $0.7 million, respectively, of sub-lease rental income as an offset to its operating expenses.

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

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay to the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of March 31, 2024, the Brisbane Sublease has a remaining lease term of 4.50 years.

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

The Company was entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the Brisbane Facility and to prepare for the Company's occupancy of the Brisbane Facility. As of March 31, 2024, all of the $9.3 million improvement allowance has been received from the Sublandlord and the Company is obligated to fund construction costs incurred in excess of the improvement allowance.

Total operating lease cost for the Brisbane Sublease was $0.8 million and nil for the three months ended March 31, 2024. Total cash paid against the operating lease liability was $0.5 million for the three months ended March 31, 2024.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of March 31, 2024, none of the standby letter of credit amount of $0.9 million has been used.

Future minimum payments under the above-described noncancelable operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of March 31, 2024, are as follows (in thousands):

Year Ended December 31,	Operating Leases
2024 (9 months)	2,295
2025	3,051
2026	3,158
2027	3,269
2028	2,523
Thereafter	—
Total	$14,296
Less: Present value adjustment	(1,800)
Lease liability	$12,496

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2024, and 2023.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2024, the Company had non-cancelable purchase commitments to suppliers for $11.4 million of which $6.7 million is included in current liabilities, and contractual obligations under license agreements of $0.3 million of which nil is included in current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2024 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Purchase Obligations (1)	$11,383	$11,194	$147	$42	$—	$—	$—
Contractual obligations under license agreements	338	64	64	60	60	45	45
Total	$11,721	$11,258	$211	$102	$60	$45	$45
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
Roche bore 100% of the cost of conducting the research collaboration under the License Agreement during the research term, which expired December 31, 2017. In May 2021, the Company exercised its rights under the terms of License Agreement to receive potential U.S. commercial sales milestone and royalties, in lieu of a U.S. profit and loss share for prasinezumab in Parkinson’s disease. Thus, in the U.S., through May 28, 2021, the parties shared all development costs, all of which were allocated 70% to Roche and 30% to the Company, for prasinezumab in the Parkinson’s disease indication. If the Company opts in to participate in co-development and co-funding for any other Licensed Products and/or indications, the parties will share all development and commercialization costs, as well as profits, all of which will be allocated 70% to Roche and 30% to the Company.
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

Performance Obligations

As of March 31, 2024, and December 31, 2023, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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

Term and Termination

The research term under the Collaboration Agreement continues to May 24, 2024, which BMS may extend for up to two additional 12-month periods by paying an extension fee of $10.0 million per extension period. The term of the Collaboration Agreement continues until the last to occur of the following: (i) expiration of the research term; (ii) expiration of all US Rights terms; and (iii) expiration of all Global Rights terms.

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

Performance Obligations

The Company assessed the Collaboration Agreement and concluded that it represented a contract with a customer within the scope of ASC 606. Per ASC 606, a performance obligation is defined as a promise to transfer a good or service or a series of distinct goods or services. At inception of the Collaboration Agreement, the Company is not obligated to transfer any US License or Global License to BMS unless BMS exercises its US Rights or Global Rights, respectively, and the Company is not obligated to perform development activities under the development plan during preclinical and Phase 1 clinical trials including the regulatory filing of the IND.
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

At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs, with four such options remaining as of March 31, 2024. The deferred revenue balance as of March 31, 2024 of $67.4 million is related to the outstanding US Rights and Global Rights. Per ASC 606, the US Rights and Global Rights are material rights and therefore are performance obligations. The goods and services underlying the options are not accounted for as separate performance obligations, but rather become performance obligations, if and when, an option is exercised.

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

Transaction Price

At inception of the Collaboration Agreement, the Company did not transfer any goods or services to BMS that are material. Accordingly, the Company has concluded that the initial transaction price will be recognized as a contract liability and will be deferred until the Company transfers control of goods or services to BMS (which would be when BMS exercises the US Right or Global Right and receives control of the US License or Global License for at least one of the programs), or when the IND Option term expires if BMS does not exercise the US Right (which is generally sixty days after the date on which the Company delivers to BMS the first complete data package for an IND that was filed for a lead candidate from the relevant program), or when the Phase 1 Option term expires if BMS does not exercise the Global Right (which is generally ninety days after the date on which the Company delivers to BMS the first complete data package for a Phase 1 clinical trial for a lead candidate from the relevant program) or at the termination of the Collaboration Agreement, whichever occurs first. At such point that the Company transfers control of goods or services to BMS, or when the option expires, the Company will recognize revenue as a continuation of the original contract. Under this approach, the Company will treat the consideration allocated to the material right as an addition to the consideration for the goods or services underlying the contract option.

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

Revenue and Expense Recognition

For the three months ended March 31, 2024 and 2023, collaboration revenue from BMS was nil and $2.1 million. As of March 31, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was nil. The Company had nil and $5.2 million accounts receivable from BMS at March 31, 2024, and December 31, 2023, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended March 31, 2024 was $67.4 million. As of March 31, 2024, the deferred revenue balance related to outstanding US Rights and Global Rights remained at $67.4 million, which was long term deferred revenue. The Company concluded that the deferred revenue should be classified as long term because BMS holds an option to extend the term of the Collaboration Agreement, and therefore the Company’s performance obligations were solely at the option of BMS. Until such time that the Company has determined that BMS will not exercise its option to extend the term, the Company will continue to classify the balance as long term deferred revenue.

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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three months ended March 31, 2024 and 2023.
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
Revenue Recognition
Total revenue recognized related to the transaction during the three months ended March 31, 2024 and 2023, was nil and nil, respectively. The Company had no accounts receivable from Novo Nordisk as of March 31, 2024 and December 31, 2023, respectively.
8. Shareholders' Equity
Ordinary Shares
As of March 31, 2024, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,720,455 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of March 31, 2024, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2024. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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

At-the-Market Offerings
In December 2021, the Company entered into an Equity Distribution Agreement (the “December 2021 Distribution Agreement”), pursuant to which the Company could issue and sell, from time to time, the Company's ordinary shares. In connection with entering into the December 2021 Distribution Agreement, on December 23, 2021, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $250.0 million of the Company’s ordinary shares (the “December 2021 Prospectus”) pursuant to the December 2021 Distribution Agreement. The December 2021 Prospectus was no longer effective as of March 23, 2024. As of March 23, 2024, the Company had sold and issued 953,589 ordinary shares pursuant to the December 2021 Distribution Agreement under the December 2021 Prospectus for total gross proceeds of approximately $56.3 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $1.8 million.
In February 2024, the Company amended the Equity Distribution Agreement that it entered into in December 2021 (the “Amended Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with amending the Amended Distribution Agreement, on February 22, 2024, the Company filed with the SEC a prospectus relating to the offer, issuance, and sale of up to $250.0 million of the Company’s ordinary shares (the “February 2024 Prospectus”) pursuant to the Amended Distribution Agreement. For the three months ended March 31, 2024, the Company sold and issued no ordinary shares, pursuant to the Amended Distribution Agreement under the February 2024 Prospectus.
The issuance and sale of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement and Amended the December 2021 Distribution Agreement is deemed an “at-the-market” offering and is registered under the Securities Act of 1933, as amended.

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
In May 2023, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of March 31, 2024, the number of ordinary shares authorized under the 2018 LTIP was 14,620,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of March 31, 2024, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 66,250 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSUs vest over two years. As of March 31, 2024, 1,662,669 ordinary shares remained available for grant under its equity plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of March 31, 2024 was 7%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at March 31, 2024, is $115.2 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.94 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$5,455	$4,362
General and administrative	6,928	4,428
Total share-based compensation expense	$12,383	$8,790

The Company recognized tax benefits from share-based awards of $2.1 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2024 and 2023 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table:

	Three Months Ended March 31,
	2024			2023
Expected term (in years)	4.60	-	5.51	4.53	-	5.40
Expected volatility	74.8%	-	78.6%	76.4%	-	89.7%
Risk-free interest rate	3.8%	-	4.4%	3.5%	-	4.4%
Expected dividend yield	—%			—%
Weighted average grant date fair value	$19.57			$35.37

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,866,337	$29.06	6.60	$118,447
Granted	1,998,950	30.02
Exercised	(38,338)	23.24
Forfeited	(65,792)	36.36
Expired	(10,375)	28.50
Outstanding at March 31, 2024	11,750,782	$29.20	6.92	$42,936
Vested and expected to vest at March 31, 2024	11,258,566	$28.84	6.82	$42,907
Vested at March 31, 2024	6,909,977	$22.39	5.48	$41,926
The total intrinsic value of options exercised was $0.4 million, and $6.8 million during the three months ended March 31, 2024 and 2023, determined as of the date of exercise.
The following table summarizes the activity and related information for RSUs during the three months ended March 31, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	25,250	$58.01	1.09	$918
Units Granted	—	—
Units Vested	—	—
Units Forfeited	—	—
Unvested at March 31, 2024	25,250	$58.01	0.84	$625
Unvested and expected to vest at March 31, 2024	23,760	$58.16	0.83	$589
The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). As of March 31, 2024, total compensation cost not yet recognized related to unvested RSUs was $0.8 million, which is expected to be recognized over a weighted-average period of 0.92 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $2.2 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, adjustments to deferred tax assets for the deductibility of stock compensation and capitalization of research and development costs.
The Company has generally computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three months ended March 31, 2024 using an actual year-to-date tax calculation.
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
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 (the “2023 Form 10-K”).

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

Birtamimab binds to both soluble and insoluble amyloid aggregates in multiple organs and promotes the clearance of amyloid deposits via phagocytosis. This anti-amyloid mechanism of action broadly targets misfolded kappa and lambda light chain to clear deposited amyloid that causes organ dysfunction and failure in patients with AL amyloidosis. Birtamimab is the only investigational therapeutic that has demonstrated a significant survival benefit in a randomized clinical trial in patients with Mayo Stage IV AL amyloidosis. Birtamimab has been granted Fast Track Designation by the U.S. Food and Drug Administration (FDA) for the treatment of Mayo Stage IV patients with AL amyloidosis to reduce the risk of mortality and has been granted Orphan Drug Designation by both the FDA and European Medicines Agency (EMA).

It is estimated that 200,000 to 400,000 patients globally suffer from this rare disease, with approximately 60,000 to 120,000 (or 30%) of those patients being categorized as Mayo Stage IV. Patients categorized at diagnosis as Mayo Stage IV have poor outcomes with current standard-of-care that aims to reduce the production of new protein but does not directly target and clear the toxic amyloid that deposits in organs. There are currently no approved treatments for AL amyloidosis that have demonstrated a survival benefit in a randomized clinical trial, and there is an urgent unmet medical need for therapies that improve survival in patients at risk for early mortality due to amyloid deposition.

Confirmatory Phase 3 AFFIRM-AL Clinical Trial Design under SPA Agreement with FDA

Based on further analyses of data from the VITAL clinical trial and multiple in-depth discussions with the FDA, Prothena announced plans in February 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL clinical trial in patients with Mayo Stage IV AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 clinical trial that is being conducted with a primary endpoint of all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA. Patient enrollment is on track in the AFFIRM-AL trial and full topline trial results are expected between the fourth quarter of 2024 and the second quarter of 2025.

AFFIRM-AL is an ongoing global, multi-center, double-blind, placebo-controlled, 2:1 randomized, time-to-event trial expected to enroll approximately 150 newly diagnosed, treatment naïve patients with AL amyloidosis categorized as Mayo Stage IV. It has been designed to evaluate the primary endpoint of time to all-cause mortality with a significance level of p<0.10. Secondary endpoints will assess change from baseline to month 9 in functional capacity as measured by 6MWT distance and quality of life as measured by SF-36v2 PCS.

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

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA trial of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab in the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients. In March 2024, Roche presented data at the AD/PD™ 2024 Alzheimer's & Parkinson's Diseases Conference from the long-term open-label extension of the PASADENA trial, which compared the prasinezumab population with a propensity score-balanced cohort of real-world data (RWD) Parkinson’s Progression Markers Initiative (PPMI). The data suggests that prasinezumab continued to show reduced motor and functional progression in prazinezumab-treated individuals with early-stage Parkinson’s disease compared to a real-world data arm on MDS-UPDRS Part III score (clinician-rated motor examination) OFF and ON symptomatic medication state and MDS-UPDRS Part II score (patient-reported motor experiences of daily living).

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

Phase 1 Clinical Trial

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

A multiple ascending dose (MAD) portion of the Phase 1 clinical trial was ongoing at the time BMS acquired the global rights to the program and control of the Phase 1 trial. In September 2023, BMS reported that Phase 1 data supports moving BMS-986446 into a Phase 2 clinical trial. All program updates going forward, including results from ongoing and any future BMS-986446 clinical trials, will be reported by BMS.

Phase 2 Clinical Trial

In the first quarter of 2024, BMS advanced the anti-tau program BMS-986446 with the initiation of a Phase 2 clinical trial (NCT06268886). This is a randomized, double-blind, placebo-controlled, global, Phase 2 clinical trial designed to evaluate the efficacy, safety, and tolerability of BMS-986446, an anti-MTBR tau monoclonal antibody, in approximately 475 participants with early Alzheimer's disease. Participants will be randomized into one of three treatment arms including placebo, BMS-986446 Dose A, and BMS-986446 Dose B. The primary outcome measure is mean change from baseline to week 76 in Clinical Dementia Rating Scale Sum of Boxes (CDR-SB).

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

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2024, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in our 2023 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Collaboration revenue	$—	$2,119	$(2,119)	(100)%
Revenue from license and intellectual property	$50	$50	—	—%
Total revenue	$50	$2,169	$(2,119)	(98)%
Total revenue was $0.1 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

Collaboration revenue from BMS was nil, compared to $2.1 million for the three months ended March 31, 2024 and 2023, respectively. Collaboration revenue for the three months ended March 31, 2023 included revenue from BMS for US Development Services related to the Tau/PRX005 program. As of March 31, 2024, the Company does not have any remaining Tau US Development Services Obligations and has recognized all revenue from this performance obligation as of December 31, 2023. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the three months ended March 31, 2024 and 2023 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.
Assuming no significant change in our business, we expect our 2024 revenue to decline over the prior year as our 2023 revenue was primarily comprised of nonrecurring revenue.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Research and development	$64,114	$44,756	$19,358	43%
General and administrative	17,464	13,738	3,726	27%
Total operating expenses	$81,578	$58,494	$23,084	39%

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $81.6 million and $58.5 million for the three months ended March 31, 2024 and 2023, respectively.
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
Research and Development Expenses
Our R&D expenses increased by $19.4 million or 43%, for the three months ended March 31, 2024, compared to the same period in the prior year. The increase for the three months ended March 31, 2024, compared to the same period in the prior year was primarily due to higher clinical trial expenses primarily related to the PRX012 and birtamimab programs, higher personnel expenses, and higher manufacturing expenses related primarily to the birtamimab and PRX012 programs.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial, which were birtamimab, prasinezumab, NNC6019 (PRX004), BMS-986446 (PRX005), PRX012 and other R&D expenses for the three months ended March 31, 2024, and 2023, and the cumulative amounts to date (in thousands):

	Three Months Ended March 31,		Cumulative to Date(1)
	2024	2023
Birtamimab (NEOD001)	$21,184	$13,828	$493,501
PRX002/RG7935(2)	$2	$(1)	$106,817
NNC6019 (PRX004)(3)	$4	$23	$79,895
BMS-986446 (PRX005)	$6	$2,983	$57,369
PRX012	$37,813	$17,738	$203,583
Other R&D(4)	$5,105	$10,185
	$64,114	$44,756
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
(3)     On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody NNC6019 (PRX004). Expenses incurred in 2024 and 2023 relate to certain close out activities and transition services provided to Novo Nordisk.
(4)     Other R&D is comprised primarily of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial and close out costs for programs that we are no longer advancing.
We expect our R&D expenses to be relatively flat in 2024 over the prior year.
General and Administrative Expenses
Our G&A expenses increased by $3.7 million, or 27%, for the three months ended March 31, 2024, compared to the same period in the prior year. The increase for the three months ended March 31, 2024, compared to the prior year, was primarily due to higher personnel expenses and higher consulting expenses.

We expect our G&A expenses to increase in 2024 compared to the prior year, primarily related to anticipated higher personnel costs including share-based compensation.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Interest income	7,165	6,690	$475	7%
Other income (expense), net	(77)	(141)	64	(45)%
Total other income (expense), net	7,088	6,549	$539	8%

Interest income increased by $0.5 million, or 7%, for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to higher interest income from our cash and money market accounts resulting from higher interest rates.
Other expense, net for the three months ended March 31, 2024 and 2023, was primarily foreign exchange losses from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Benefit from income taxes	$(2,201)	$(2,912)	$711	(24)%

The benefit from income taxes decreased by $0.7 million, or (24)%, for the three months ended March 31, 2024, compared to the same period in the prior year. The decrease in benefit from income taxes for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily due to a decrease in the net amount capitalized as deferred tax assets related to Section 174 R&D Capitalization.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	March 31,	December 31,
	2024	2023
Working capital	$522,602	$582,391
Cash and cash equivalents	546,512	618,830
Total assets	623,194	696,382
Total liabilities	120,795	135,017
Total shareholders’ equity	502,399	561,365

Working capital was $522.6 million as of March 31, 2024, a decrease of $59.8 million from working capital of $582.4 million as of December 31, 2023. This decrease in working capital during the three months ended March 31, 2024, was primarily attributable to cash use of $81.6 million for operating expenses (adjusted to exclude non-cash charges) offset in part by net proceeds received from stock option exercises of approximately $0.9 million and interest income on investments of $7.2 million.

As of March 31, 2024, we had $546.5 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of March 31, 2024, $226.2 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.

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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(73,051)	$(47,458)
Net cash used in investing activities	(103)	(48)
Net cash provided by financing activities	836	23,284
Net decrease in cash, cash equivalents and restricted cash	$(72,318)	$(24,222)

Cash Used in Operating Activities

Net cash used in operating activities was $73.1 million for the three months ended March 31, 2024, which was primarily due to ongoing research and development activities and general and administrative expenses to support those activities for a total of $81.6 million in operating expenses (adjusted to exclude non-cash charges of approximately $10.5 million), cash paid for accounts payable, accruals and other liabilities and prepaid expenses, partially offset by proceeds received from interest income on investments of $7.2 million, cash from collection of accounts receivable and proceeds from stock option exercises of approximately $0.9 million.

Cash Used in Investing Activities

Net cash used in investing activities was $103,000 for the three months ended March 31, 2024, which primarily consisted of expenditures to purchase property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2024, primarily from proceeds from issuances of ordinary shares upon exercises of stock options of $0.9 million.

Three months ended March 31, 2023

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our first quarter 2023 Quarterly Report on Form 10-Q for a discussion of the cash flows for the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

At March 31, 2024, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual obligations as of March 31, 2024, consisted of minimum cash payments under operating leases of $14.3 million, purchase obligations of $11.4 million (of which $6.7 million is included in current liabilities), and contractual obligations under license agreements of $0.3 million (of which nil is included in current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In April 2023, the Company renewed the lease for another one year term with a termination date of July 2024. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and has an initial term of one year. In April 2024, the Company renewed both these leases for another one year term with a termination date of July 2025. Both of these leases have an automatic renewal clause, pursuant to which the agreement will be extended automatically for successive periods equal to the current term, unless the agreement is cancelled by us.

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $14.2 million remains outstanding as of March 31, 2024.
The following is a summary of our contractual obligations as of March 31, 2024 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases (1)	$14,296	$2,295	$3,051	$3,158	$3,269	$2,523	$—
Purchase obligations	11,383	11,194	147	42	—	—	—
Contractual obligations under license agreements	338	64	64	60	60	45	45
Total	$26,017	$13,553	$3,262	$3,260	$3,329	$2,568	$45

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Contractual obligations as of the filing date includes an additional $1.2 million, primarily for purchase commitments to our contract manufacturers.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2024 net cash used in operating and investing activities to be approximately $208 million to $225 million .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business including the effects of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $77,000, and $141,000, during the three months ended March 31, 2024. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2023 (filed with the SEC on February 22, 2024) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, in considering our business and prospects. If any of the following risks, other unknown risks, or risks that we think are immaterial occur, our business, financial condition, results of operations, cash flows, or growth prospects could be adversely impacted, in which case, the market price of our ordinary shares could decline, and you may lose all or part of your investment in our ordinary shares. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital, and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of ($72.2) million for the three months ended March 31, 2024, and $(147.0) million and $(116.9) million, and $67.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of March 31, 2024, we had an accumulated deficit of $1,052.3 million. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of March 31, 2024, we had cash and cash equivalents of $546.5 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for NNC6019 (formerly PRX004) being conducted by Novo Nordisk, the Phase 1 clinical trial for BMS-986446 (formerly PRX005) being conducted by BMS, the Phase 2 clinical trial for BMS-986446 being conducted by BMS, and the Phase 1 clinical trials for PRX012;

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
In order to develop and obtain regulatory approval for our drug candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. Our ability to raise additional capital, including our ability to secure new collaborations, may also be adversely impacted by global economic conditions, including any disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, geopolitical turmoil, and the ongoing conflict in Israel and any potential escalation or geographic expansion of such conflict, which could heighten other risks identified in this report. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us or at all. If we raise additional funds by issuing equity securities, including pursuant to our Amended Distribution Agreement (as may be further amended from time to time), substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures, or licensing arrangements.
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
Multiple states have followed California to legislate comprehensive privacy laws with data privacy rights. For example, Virginia passed the Virginia Consumer Data Protection Act, which went into effect on January 1, 2023, and affords consumers similar rights to the CCPA, along with additional rights, such as the right to opt-out of processing for profiling and targeted advertising purposes. Additionally, the Colorado Privacy Act and Connecticut Personal Data Privacy and Online Monitoring Act went into effect on July 1, 2023. While these new laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape. Several other states have followed suit and passed similar legislation which will go into effect in the coming years. Further, additional privacy laws that are similar in nature have been proposed in other states and at the federal level and, if passed, such laws may have potentially conflicting requirements that would make compliance challenging.
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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for BMS-986446, the Phase 2 clinical trial for BMS-986446, and the Phase 1 clinical trials for PRX012 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for NNC6019, the Phase 1 clinical trial for BMS-986446, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trials for PRX012, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon BMS with respect to further development of BMS-986446, including the Phase 1 clinical trial, the Phase 2 clinical trial, and any future clinical trial of that drug candidate.
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
Birtamimab, for the treatment of AL amyloidosis, and PRX012 and PRX123, each for the treatment of Alzheimer’s disease, have each been granted Fast Track Designation by the FDA. In addition, we may seek Fast Track designation for one or more of our future drug candidates. If a drug candidate is intended for the treatment of a serious condition and demonstrates the potential to address an unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our drug candidates, but there is no assurance that the FDA will grant this status to any of our drug candidates. The FDA has broad discretion whether or not to grant Fast Track designation, and even if we consider a particular drug candidate to be eligible for this designation, there is no assurance that it will be granted by the FDA. Even if we do receive Fast Track designation, we may not experience a faster review or approval compared to other, non-expedited FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our applicable clinical development program. Marketing applications filed by sponsors of products granted Fast Track designation may qualify for priority review under FDA policies and procedures, but Fast Track designation does not assure any such review or ultimate marketing approval by the FDA.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our Amended Distribution Agreement, as may be further amended from time to time), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2024, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 13,438,701.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On February 26, 2024, Carol D. Karp, Chief Regulatory Officer, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 105,000 shares of the Company’s ordinary shares until June 3, 2025. However, this plan was terminated on March 29, 2024. On March 29, 2024, Ms. Karp adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 105,000 shares of the Company’s ordinary shares until June 3, 2025.

On February 26, 2024, Tran B. Nguyen, Chief Strategy Officer and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 510,150 shares of the Company’s ordinary shares until May 15, 2025.

On March 13, 2024, Gene G. Kinney, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 141,599 shares of the Company’s ordinary shares until June 15, 2025.

On March 21, 2024, Richard T. Collier, director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 18,229 shares of the Company’s ordinary shares until May 22, 2025.

On March 21, 2024, Shane M. Cooke, director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 18,229 shares of the Company’s ordinary shares until May 22, 2025.

On March 21, 2024, Hideki Garren, Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 90,000 shares of the Company’s ordinary shares until June 30, 2025.

On March 26, 2024, Lars G. Ekman, director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 18,229 shares of the Company’s ordinary shares until May 22, 2025.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1	Offer letter, dated February 12, 2024, between Prothena Biosciences Inc and David A. Ford					X

10.2	Side Letters to Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	May 8, 2024	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer