Form 10-Q
period 2024-06-30
PROTHENA CORP PUBLIC LTD CO
filed 2024-08-08
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 53,780,345 as of August 1, 2024.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2024

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$564,124	$618,830
Accounts receivable	—	5,159
Prepaid expenses and other current assets	21,854	13,941
Restricted cash, current	—	1,352
Total current assets	585,978	639,282
Non-current assets:
Property and equipment, net	3,486	3,836
Operating lease right-of-use assets	12,066	12,162
Deferred tax assets	39,483	33,893
Restricted cash, non-current	860	860
Other non-current assets	3,692	6,349
Total non-current assets	59,587	57,100
Total assets	$645,565	$696,382
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,286	$25,391
Accrued research and development	15,927	14,724
Deferred revenue, current	8,025	—
Lease liability, current	2,579	1,114
Other current liabilities	10,927	15,662
Total current liabilities	46,744	56,891
Non-current liabilities:
Deferred revenue, non-current	7,366	67,405
Lease liability, non-current	9,538	10,721
Total non-current liabilities	16,904	78,126
Total liabilities	63,648	135,017
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2024 and December 31, 2023
Issued and outstanding shares — none at June 30, 2024 and December 31, 2023
Ordinary shares, $0.01 par value:	538	537
Authorized shares — 100,000,000 at June 30, 2024 and December 31, 2023
Issued and outstanding shares — 53,771,845 and 53,682,117 at June 30, 2024 and December 31, 2023, respectively
Additional paid-in capital	1,566,763	1,540,859
Accumulated deficit	(985,384)	(980,031)
Total shareholders’ equity	581,917	561,365
Total liabilities and shareholders’ equity	$645,565	$696,382

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$132,014	$4,019	$132,014	$6,138
Revenue from license and intellectual property	—	—	50	50
Total revenue	132,014	4,019	132,064	6,188
Operating expenses:
Research and development	57,510	56,011	121,624	100,767
General and administrative	16,127	14,512	33,591	28,250
Total operating expenses	73,637	70,523	155,215	129,017
Income (loss) from operations	58,377	(66,504)	(23,151)	(122,829)
Other income (expense):
Interest income	6,521	7,700	13,686	14,390
Other expense, net	(51)	(97)	(128)	(238)
Total other income, net	6,470	7,603	13,558	14,152
Income (loss) before income taxes	64,847	(58,901)	(9,593)	(108,677)
Benefit from income taxes	(2,039)	(4,306)	(4,240)	(7,218)
Net income (loss)	$66,886	$(54,595)	$(5,353)	$(101,459)
Basic net income (loss) per ordinary share	$1.24	$(1.03)	$(0.10)	$(1.92)
Diluted net income (loss) per ordinary share	$1.22	$(1.03)	$(0.10)	$(1.92)
Shares used to compute basic net income (loss) per share	53,767	53,121	53,740	52,812
Shares used to compute diluted net income (loss) per share	55,043	53,121	53,740	52,812

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(5,353)	$(101,459)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	446	423
Share-based compensation	24,424	18,890
Deferred income taxes	(5,590)	(7,738)
Reduction in the carrying amount of right-of-use assets	1,334	3,137
Changes in operating assets and liabilities:
Accounts receivable	5,159	(524)
Prepaid and other assets	(5,434)	(8,090)
Accounts payable, accruals and other liabilities	(19,102)	10,375
Deferred revenue	(52,014)	(4,207)
Operating lease liabilities	(962)	(3,192)
Net cash used in operating activities	(57,092)	(92,385)
Investing activities
Purchases of property and equipment	(246)	(819)
Net cash used in investing activities	(246)	(819)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	20,689
Proceeds from issuance of ordinary shares in at-the-market offering, net	(201)	3,032
Proceeds from issuance of ordinary shares upon exercise of stock options	1,481	18,188
Net cash provided by financing activities	1,280	41,909
Net decrease in cash, cash equivalents and restricted cash	(56,058)	(51,295)
Cash, cash equivalents and restricted cash, beginning of the year	621,042	712,618
Cash, cash equivalents and restricted cash, end of the period	$564,984	$661,323

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,576	$334

Supplemental disclosures of non-cash investing and financing activities
Receivable from option exercises	$—	$73
Acquisition of property and equipment included in accounts payable and accrued liabilities	$86	$43
Right-of-use assets obtained in exchange for lease obligations	$217	$167
At-the-market offering costs included in accounts payable and accrued liabilities	$—	$20

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$564,124	$659,111
Restricted cash, current	—	1,352
Restricted cash, non-current	860	860
Total cash, cash equivalents and restricted cash, end of the period	$564,984	$661,323

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2023	53,682,117	$537	$1,540,859	$(980,031)	$561,365
Share-based compensation			12,383		12,383
Issuance of ordinary shares upon exercise of stock options	38,338	—	890		890
Net loss				(72,239)	(72,239)
Balances at March 31, 2024	53,720,455	$537	$1,554,132	$(1,052,270)	$502,399
Share-based compensation			12,041		12,041
Issuance of ordinary shares upon exercise of stock options	51,390	1	590		591
Net income				66,886	66,886
Balances at June 30, 2024	53,771,845	$538	$1,566,763	$(985,384)	$581,917

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	52,103,608	$521	$1,454,524	$(833,003)	$622,042
Share-based compensation			8,790		8,790
Issuance of ordinary shares upon exercise of stock options	179,474	2	2,538		2,540
Issuance of ordinary shares from the underwriters partial exercise of their 30-day option to purchase additional shares as part of the December 2022 public offering, net of issuance costs of $1.4 million	395,096	4	20,897		20,901
Net loss				(46,864)	(46,864)
Balances at March 31, 2023	52,678,178	527	1,486,749	(879,867)	607,409
Share-based compensation			10,100		10,100
Issuance of ordinary shares upon exercise of stock options	772,928	8	15,651		15,659
Adjustment related to December 2022 public offering			2		2
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $119 thousand	42,361	—	3,104		3,104
Net loss				(54,595)	(54,595)
Balances at June 30, 2023	53,493,467	$535	$1,515,606	$(934,462)	$581,679

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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. The Company’s partnered programs include prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies that targets alpha-synuclein in collaboration with Roche. In addition, we have partnered BMS-986446 (formerly PRX005) for the potential treatment of Alzheimer’s disease that targets tau and PRX019 for the potential treatment of neurodegenerative diseases with an undisclosed target in two separate license agreements with Bristol Myers Squibb (BMS). The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business (inclusive of coramitug, formerly PRX004).
The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of June 30, 2024, the Company had an accumulated deficit of $985.4 million and cash and cash equivalents of $564.1 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2024, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the six months ended June 30, 2024, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2023 Form 10-K.
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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $128,000 and $238,000 during the six months ended June 30, 2024, and 2023, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of June 30, 2024, and December 31, 2023, approximately $3.5 million and $3.8 million, respectively, of the Company’s property and equipment, net was held in the U.S. and a nominal amount was in Ireland.
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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $547.5 million and $589.9 million in money market funds included in cash and cash equivalents at June 30, 2024, and December 31, 2023, respectively.

4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2024	2023
Prepaid R&D expenses	$18,617	$10,998
Prepaid G&A expenses	2,229	803
Other	1,008	2,140
Prepaid expenses and other current assets	$21,854	$13,941

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Machinery and equipment	$9,134	$9,019
Purchased computer software	2,214	2,232
	11,348	11,251
Less: accumulated depreciation and amortization	(7,862)	(7,415)
Property and equipment, net	$3,486	$3,836

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and related expenses	$9,428	$13,245
Professional services	379	288
Other	1,120	2,129
Other current liabilities	$10,927	$15,662

5.Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$66,886	$(54,595)	$(5,353)	$(101,459)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	53,767	53,121	53,740	52,812
Weighted-average ordinary shares outstanding used in per share calculations - diluted	55,043	53,121	53,740	52,812
Net income (loss) per share:
Basic net income (loss) per ordinary share	$1.24	$(1.03)	$(0.10)	$(1.92)
Diluted net income (loss) per ordinary share	$1.22	$(1.03)	$(0.10)	$(1.92)

Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the six months ended June 30, 2024 and three and six months ended June 30, 2023, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase ordinary shares	8,388	9,928	11,698	9,928
Restricted Stock Units (RSU)	25	23	25	23
Total	8,413	9,951	11,723	9,951

6. Commitments and Contingencies
Lease Commitments
As of June 30, 2024, the Company currently has four leases relating to its facilities in the United States and Dublin, Ireland.

South San Francisco Facility
The Company had a noncancelable operating sublease (the “SSF Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “SSF Facility”), which expired on December 31, 2023.

Total operating lease cost was nil and nil for the three and six months ended June 30, 2024 respectively, and $1.6 million $3.2 million for the three and six months ended June 30, 2023, respectively. Total cash paid against the operating lease liability was nil and nil for the three and six months ended June 30, 2024 respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2023, respectively. The Company obtained a standby letter of credit which could be drawn down by the sublandlord in the event the Company failed to fully and faithfully perform all of its obligations under the SSF Lease and to compensate the sublandlord for all losses and damages the sublandlord may have suffered as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit was collateralized by a certificate of deposit of the same amount which was classified as restricted cash as of December 31, 2023. The remaining standby letter of credit amount of $1.4 million was released to the Company in May 2024.

Sub-Sublease of South San Francisco Facility

The Company had a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. covering approximately 46,641 square feet of office and laboratory space of the SSF Facility. The Sub-Sublease expired on December 15, 2023, in connection with the expiration of the SSF Lease. The Sub-Sublease was considered an operating lease under ASC 842. For the three and six months ended June 30, 2024, the Company recorded nil and nil respectively, and $0.7 million and $1.5 million, for the three and six months ended June 30, 2023, respectively, of sub-lease rental income as an offset to its operating expenses.

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by the Company. In April 2024, the Company renewed both leases each for another one year term with termination dates in July 2025.

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the

Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay to the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of June 30, 2024, the Brisbane Sublease has a remaining lease term of 4.25 years.

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

The Company was entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the Brisbane Facility and to prepare for the Company's occupancy of the Brisbane Facility. As of June 30, 2024, all of the $9.3 million improvement allowance has been received from the Sublandlord and the Company is obligated to fund construction costs incurred in excess of the improvement allowance.

Total operating lease cost for the Brisbane Sublease was $0.8 million and $1.6 million the three and six months ended June 30, 2024 respectively, and nil and nil for three and six months ended June 30, 2023 respectively. Total cash paid against the operating lease liability was $0.7 million and $1.2 million for the three and six months ended June 30, 2024 and nil and nil for three and six months ended June 30, 2023 respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of June 30, 2024, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the above-described operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of June 30, 2024, are as follows (in thousands):

Year Ended December 31,	Operating Leases
2024 (6 months)	1,612
2025	3,183
2026	3,158
2027	3,269
2028	2,523
Thereafter	—
Total	$13,745
Less: Present value adjustment	(1,628)
Lease liability	$12,117

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2024, and 2023.

Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2024, the Company had non-cancelable purchase commitments to suppliers for $7.9 million of which $3.6 million is included in current liabilities, and contractual obligations under license agreements of $0.3 million of which nil is included in current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2024 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Purchase Obligations (1)	$7,877	$7,688	$147	$42	$—	$—	$—
Contractual obligations under license agreements	328	54	64	60	60	45	45
Total	$8,205	$7,742	$211	$102	$60	$45	$45
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

Performance Obligations

As of June 30, 2024, and December 31, 2023, there were no remaining performance obligations under License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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
The Collaboration Agreement provided for Celgene making an upfront payment to the Company of $100.0 million, plus future potential license exercise payments and regulatory and commercial milestones for each program under the Collaboration Agreement, as well as royalties on net sales of any resulting marketed products. In connection with the Collaboration Agreement, the Company and Celgene entered into a Share Subscription Agreement on March 20, 2018, under which Celgene subscribed to 1,174,536 of the Company’s ordinary shares for a price of $42.57 per share, for a total of approximately $50.0 million.
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

Term

The term of the Collaboration Agreement expired on May 24, 2024.

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

In addition to the grant of the US License after BMS exercises its US Rights for a program, BMS would be entitled to receive certain ancillary development services from the Company, such as technology transfer assistance, regulatory support, safety data reporting activities and transition supply, if requested by BMS.

In addition to the grant of the Global License after BMS exercises the Global Rights for a program, BMS is entitled to receive certain ancillary development services from the Company, such as ongoing clinical trial support upon request by BMS, transition supply, if requested by BMS, and regulatory support for coordination of pharmacovigilance matters.

The Company evaluated the potential obligations to transfer the US Licenses and Global Licenses and performance of the ancillary development services subsequent to exercise of the US Rights and Global Rights, if the options are exercised by BMS, under ASC 606-10-55-42 and 55-43 to determine whether the US Rights or the Global Rights provided BMS a “material right” and concluded that BMS’ options to exercise its US Rights and Global Rights represented “material rights” to BMS that it would not have received without entering into the Collaboration Agreement.

At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of June 30, 2024. The deferred revenue balance as of June 30, 2024 of $15.4 million is related to the outstanding PRX019 Phase 1 Clinical Trial Obligation (“PRX019 Phase 1 Clinical Trial Obligation”). Per ASC 606, the US Rights and Global Rights are material rights and therefore are performance obligations. The goods and services underlying the options are not accounted for as separate performance obligations, but rather become performance obligations, if and when, an option is exercised.

US License Agreement for the Tau/BMS-986446 Collaboration Target

BMS exercised its US Rights for the tau/BMS-986446 (formerly PRX005) Collaboration Target and on July 30, 2021, PBL entered into a U.S. License Agreement granting BMS an exclusive license to develop, manufacture and commercialize tau Collaboration Products in the United States targeting tau (the “Tau US License Agreement”). The Company received an associated option exercise fee of $80.0 million.
The Tau US License Agreement included the following distinct performance obligations: (1) the delivery of the US License for tau/BMS-986446 Collaboration Target (“Tau US License Obligation”); and (2) the Company’s obligation to provide development activities under the development plan during any Phase 1 clinical trials (the “Tau US Development Services Obligation”). Revenue allocated to the Tau US License Obligation was recognized when the Company satisfied its obligation at a point in time, while the revenue allocated to the Tau US Development Services Obligation was recognized over time using an input-based model. All performance obligations have been delivered.

Global License Agreement for the Tau/BMS-986446 Collaboration Target

Subsequently, BMS exercised its Global Rights for the tau/BMS-986446 Collaboration Target and on July 5, 2023, PBL entered into a Global License Agreement granting BMS an exclusive license to develop, manufacture and commercialize tau Collaboration Products globally for any and all uses or purposes with respect to any human or animal disease, disorder or condition (the “Tau Global License Agreement”). The Tau Global License Agreement supersedes and replaces the Tau US License Agreement in its entirety. The Company received an associated option exercise fee of $55.0 million in August 2023 and it is eligible to receive regulatory and sales milestones up to $562.5 million upon achievement of certain events, including regulatory approval of a tau Collaboration Product, and on BMS achieving certain annual, worldwide net sales thresholds. The Company also is eligible to receive tiered royalties on net sales of tau Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds.
The Company’s distinct performance obligation under the Tau Global License Agreement was limited to the delivery of the Global License for tau/BMS-986446 Collaboration Target (“Tau Global License Obligation”). Revenue allocated to the Tau Global License Obligation was recognized by the Company at the time that the license was delivered in July 2023.

Global License Agreement for the undisclosed/PRX019 Collaboration Target

On May 24, 2024, PBL entered into a Global License Agreement granting BMS an exclusive license to develop, manufacture and commercialize Collaboration Products targeting an undisclosed target (including PRX019) globally for any and all uses or purposes with respect to any human or animal disease, disorder or condition (the “PRX019 Global License Agreement”). The Company received an associated option exercise fee of $80.0 million in June 2024 and is eligible to receive further development and regulatory milestones of up to $242.5 million upon achievement of certain development and regulatory milestones, including regulatory approval, of a Collaboration Product, and up to $375.0 million upon BMS achieving certain annual, worldwide net sales thresholds. The Company also is eligible to receive tiered royalties on annual, worldwide net sales of Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. Such milestones and royalty payments (i) could be reduced in the case where BMS is successful in developing a modified version of PRX019 that achieves certain specified improved metrics, and (ii) are subject to certain reductions as specified in the PRX019 Global License Agreement.

The PRX019 Global License Agreement included the following distinct performance obligations: (1) the delivery of the Global License for the undisclosed Collaboration Target (“PRX019 Global License Obligation”); and (2) the Company’s obligation to run a Phase 1 clinical trial for PRX019. Pursuant to the terms of the PRX019 Global License Agreement, BMS may elect to assume responsibility for completing such Phase 1 clinical trial (at its cost). Revenue allocated to the PRX019 Global License Obligation was recognized when the Company satisfied its obligation at a point in time, while the revenue allocated to the PRX019 Phase 1 Clinical Trial Obligation is recognized over time using an input-based model.

Transaction Price

At inception of the Collaboration Agreement, the Company did not transfer any goods or services to BMS that were material. Accordingly, the Company concluded that the initial transaction price would be recognized as a contract liability and would be deferred until the Company transfers control of goods or services to BMS (which would be when BMS exercises the US Right or Global Right and receives control of the US License or Global License for at least one of the programs), or when the IND Option term expires if BMS had not yet exercised the US Right, or when the Phase 1 Option term expires if BMS had not yet exercised the Global Right, or at the termination of the Collaboration Agreement, whichever occurs first. At such point that the Company transfers control of goods or services to BMS, or when the option expires, the Company would recognize revenue as a continuation of the original contract. Under this approach, the Company would treat the consideration allocated to the material right as an addition to the consideration for the goods or services underlying the contract option.

At inception of the Collaboration Agreement, the Company estimated the standalone selling price for each performance obligation (i.e., the US Rights and Global Rights by program). The estimate of standalone selling price for the US Rights and Global Rights by program was based on the adjusted market assessment approach using a discounted cash flow model. The key assumptions used in the discounted cash flow model included the market opportunity for commercialization of each program in the U.S. or globally depending on the license, the probability of successfully developing and commercializing a given program target, the estimated remaining development costs for the respective program, the estimated time to commercialization of the drug for that program, and a discount rate.

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

The Company did not include the option fees in the initial transaction price because such fees are contingent on the options to the US Rights and the Global Rights being exercised. Upon the exercise of the US Rights and the Global Rights for a program, the Company would have the obligation to deliver the US License and Global License and provide certain ancillary development services if requested by BMS, subsequent to its exercise of the US Rights and Global Rights, respectively, for such program. The Company would include the option fees in the transaction price at the point in time a material right is exercised and the Company transfers control of the goods and services to BMS. In addition, the Company did not include in the initial transaction price certain clinical and regulatory milestone payments since they relate to licenses for which BMS had not yet exercised its option to obtain and these variable considerations are constrained due to the likelihood of a significant revenue reversal.

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

Upon entering into the PRX019 Global License Agreement, the Company granted BMS a Global License for the undisclosed/PRX019 Collaboration Target, which transferred control of such underlying Global License to BMS. Following execution of the PRX019 Global License Agreement, BMS paid the Company an $80.0 million option exercise fee. As the original contract contemplated a US and Global payment for $80.0 million and $55.0 million, respectively, and a new payment structure and only one license was agreed to, accordingly, we accounted for the payment under modification accounting. The Company concluded that the modification would be accounted for on a prospective basis as a termination of the existing contract and creation of a new contract. The Company computed the relative sales price for the identified remaining performance obligations consisting of the Global License for PRX019 and the PRX019 Phase 1 Clinical Trial Obligation. The transaction price consisted of the original allocated consideration for the US Right for PRX019 of $24.9 million, and original allocated consideration for the Global Right for PRX019 of $17.4 million (both computed at the inception of the Collaboration Agreement) plus the $80.0 million option exercise fee to arrive at the total transaction price of approximately $122.4 million. This total transaction price was allocated using the relative sales price method between the PRX019 Global License Obligation and the PRX019 Phase 1 Clinical Trial Obligation.

The best estimate of selling price for the Global License for PRX019 was based on a discounted cash flow model. The key assumptions used in the discounted cash flow model used to determine the best estimate of selling price for the license included the market opportunity for commercialization of PRX019, the probability of successfully developing/commercializing PRX019, the remaining development costs for PRX019, and the estimated time to commercialization of PRX019 using a discount rate of 13%. Based on the relative selling price method, the amount that the Company allocated to the performance obligations was as follows: $106.3 million to the license to be recognized concurrent with the delivery of the license; and $16.1 million as development services for the Phase 1 clinical trial to be recognized based on input-based model over the service period.

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

Revenue and Expense Recognition

For the three and six months ended June 30, 2024, collaboration revenue from BMS was $132.0 million and $132.0 million and for the three and six months ended June 30, 2023, $4.0 million and $6.1 million respectively. As of June 30, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $15.4 million. The Company had nil and $5.2 million accounts receivable from BMS at June 30, 2024, and December 31, 2023, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended June 30, 2024 was $67.4 million. During the quarter, the material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target of $14.6 million and $10.4 million, respectively, expired unexercised on May 24, 2024 as a result of the expiration of the research term of the Collaboration Agreement. Accordingly, $25.0 million of deferred revenue was recognized as revenue on May 24, 2024. Upon receipt, the option exercise fee of $80.0 million received in connection with execution of the PRX019 Global License Agreement was added to deferred revenue balance on May 24, 2024. During the three months ended June 30, 2024, $107.0 million was recognized as collaboration revenue related to the PRX019 Global License transferred and PRX019 Phase 1 Clinical Trial Obligation performed and the balance was deferred to future periods and will be recognized as revenue over the remaining service period. As of June 30, 2024, the total deferred revenue balance of $15.4 million relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation of which $8.0 million, and $7.4 million remained in current and non-current deferred revenue, respectively.

Milestone and Royalties Accounting

Under the Tau Global License Agreement, the Company is eligible to receive milestone payments of up to $187.5 million upon the achievement of certain specified regulatory milestones and milestone payments of up $375.0 million upon the achievement of certain specified commercial sale milestones. Under the PRX019 Global License Agreement, the Company is eligible to receive milestone payments of up to $242.5 million upon the achievement of certain specified development and regulatory milestones and milestone payments of up $375.0 million upon BMS achieving certain annual, worldwide net sales thresholds. Milestone payments are evaluated under ASC Topic 606. Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone. Accordingly, the Company estimates payments in the transaction price based on the most likely approach, which considers the single most likely amount in a range of possible amounts related to the achievement of these milestones. Additionally, milestone payments are included in the transaction price only when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.

The Company excluded the milestone payments and royalties in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments and royalties will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three and six months ended June 30, 2024 and 2023.
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
Should Novo Nordisk achieve certain stages of development or commercialization for products or product candidates containing coramitug (formerly PRX004) or a derivative thereof in ATTR amyloidosis, PBL is entitled to receive certain milestone payments based on specified development and commercial milestones. The development and commercialization milestone payments will be discounted if the milestone events are achieved with respect to other indications. Should Novo Nordisk achieve specified thresholds of worldwide, annual net sales of the milestone products, regardless of indication, PBL will also be entitled to receive specified one-time net sales milestone payments. All milestone payments attributable to an achieved milestone will be paid to PBL, subject to Novo Nordisk’s offset right for indemnity claims or unpaid amounts in respect of any purchase price adjustment.
The upfront payment of $60.0 million was accounted for as revenue in 2021. In addition to the upfront payment, Novo Nordisk agreed to pay for certain out of pocket expenses under the Transition Services Agreement, which netted to $0.7 million after closing adjustments related to the sale of the ATTR amyloidosis business and pipeline.
Contingent Consideration/Milestone Accounting
In December 2022, the Company received a $40.0 million development milestone payment related to the continued advancement of coramitug in a Phase 2 clinical trial for the treatment of ATTR cardiomyopathy. This amount was accounted for as revenue from license and intellectual property in 2022.
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
Revenue Recognition
No revenue was recognized related to the transaction during the three and six months ended June 30, 2024 and 2023, respectively. The Company had no accounts receivable from Novo Nordisk as of June 30, 2024 and December 31, 2023, respectively.
8. Shareholders' Equity
Ordinary Shares
As of June 30, 2024, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,771,845 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of June 30, 2024, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2024. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
For the three and six months ended June 30, 2023, the Company sold and issued 42,361 and 42,361 ordinary shares, respectively, pursuant to the December 2021 Distribution Agreement under the December 2021 Prospectus. For the six months ended June 30, 2023, total gross proceeds was approximately $3.2 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.1 million.
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
In February 2024, the Company amended the Equity Distribution Agreement that it entered into in December 2021 (the “Amended Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with amending the Amended Distribution Agreement, on February 22, 2024, the Company filed with the SEC a prospectus relating to the offer, issuance, and sale of up to $250.0 million of the Company’s ordinary shares (the “February 2024 Prospectus”) pursuant to the Amended Distribution Agreement. For the three and six months ended June 30, 2024, the Company sold and issued no ordinary shares pursuant to the Amended Distribution Agreement under the February 2024 Prospectus.
The issuance and sale of the Company’s ordinary shares pursuant to the December 2021 Distribution Agreement and the Amended Distribution Agreement is deemed an “at-the-market” offering and is registered under the Securities Act of 1933, as amended.

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
In May 2024, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of June 30, 2024, the number of ordinary shares authorized under the 2018 LTIP was 16,620,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of June 30, 2024, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 99,793 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSUs vest over two years. As of June 30, 2024, 3,664,284 ordinary shares remained available for grant under its equity plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of June 30, 2024 was 7%.

Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at June 30, 2024, is $102.6 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.80 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$5,634	$4,868	$11,089	$9,230
General and administrative	6,407	5,232	13,335	9,660
Total share-based compensation expense	$12,041	$10,100	$24,424	$18,890

The Company recognized tax benefits from share-based awards of $2.1 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $4.3 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively.
The fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2024 and 2023 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table:

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
Expected term (in years)	4.60	—%	5.56	4.38	—%	5.38	4.60	-	5.56	4.38	-	5.40
Expected volatility	74.5%	—%	77.8%	77.0%	—%	90.1%	74.5%	-	78.6%	76.4%	-	90.1%
Risk-free interest rate	4.4%	—%	4.7%	3.6%	—%	3.8%	3.8%	-	4.7%	3.5%	-	4.4%
Expected dividend yield	—%			—%			—%			—%
Weighted average grant date fair value	$14.58			$46.10			$19.21			$37.14

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,866,337	$29.06	6.60	$118,447
Granted	2,156,450	29.45
Exercised	(89,728)	16.52
Forfeited	(195,699)	34.88
Expired	(39,583)	27.96
Outstanding at June 30, 2024	11,697,777	$29.13	6.65	$24,394
Vested and expected to vest at June 30, 2024	11,278,487	$28.85	6.56	$24,391
Vested at June 30, 2024	7,274,109	$24.00	5.30	$24,209
The total intrinsic value of options exercised was $0.6 million and $38.6 million during the three months ended June 30, 2024 and 2023 respectively, and $1.0 million and $45.4 million during the six months ended June 30, 2024 and 2023, respectively, determined as of the date of exercise.

The following table summarizes the activity and related information for RSUs during the six months ended June 30, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	25,250	$58.01	1.09	$918
Units Granted	—	—
Units Vested	—	—
Units Forfeited	—	—
Unvested at June 30, 2024	25,250	$58.01	0.59	$521
Unvested and expected to vest at June, 2024	24,196	$58.16	0.58	$499
The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). As of June 30, 2024, total compensation cost not yet recognized related to unvested RSUs was $0.5 million, which is expected to be recognized over a weighted-average period of 0.67 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $2.0 million and $4.2 million for the three and six months ended June 30, 2024, as compared to $4.3 million and $7.2 million for the three and six months ended June 30, 2023, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, adjustments to deferred tax assets for the deductibility of stock compensation and capitalization of research and development costs.
The Company has generally computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three and six months ended June 30, 2024, using an actual year-to-date tax calculation.
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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. Our partnered programs include prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies that targets alpha-synuclein in collaboration with Roche. In addition we have partnered BMS-986446 (formerly PRX005) for the potential treatment for Alzheimer’s disease that targets tau and PRX019 for the potential treatment of neurodegenerative diseases with an undisclosed target in two separate license agreements with Bristol Myers Squibb (BMS). We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business (inclusive of coramitug, formerly PRX004).

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

AFFIRM-AL is an ongoing global, multi-center, double-blind, placebo-controlled, 2:1 randomized, time-to-event trial expected to enroll up to approximately 220 newly diagnosed, treatment naïve patients with AL amyloidosis categorized as Mayo Stage IV. It has been designed to evaluate the primary endpoint of time to all-cause mortality with a significance level of p<0.10. Secondary endpoints will assess change from baseline to month 9 in functional capacity as measured by 6MWT distance and quality of life as measured by SF-36v2 PCS.

An interim analysis is conducted when approximately 50% of the events have occurred, allowing the independent data monitoring committee to recommend either continuing the trial or stopping early for overwhelming efficacy. Patients will receive 24 mg/kg of birtamimab or placebo by intravenous infusion every 28 days, with all patients receiving concurrent standard of care therapy consisting of a first line bortezomib-containing regimen.

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

Coramitug (formerly PRX004) for the Potential Treatment of ATTR Amyloidosis

Coramitug is an investigational antibody designed to deplete amyloid associated with disease pathology in hereditary and wild type ATTR amyloidosis, without affecting the native, normal tetrameric form of the protein.

Coramitug’s proposed mechanism of action is to deplete both circulating non-native TTR to prevent further deposition and deposited amyloid to improve organ function. Coramitug has been shown in preclinical studies to inhibit amyloid fibril formation, neutralize soluble aggregate forms of non-native TTR, and promote clearance of insoluble amyloid fibrils through antibody-mediated phagocytosis. This differentiated depleter mechanism of action could be developed as a monotherapy approach to ATTR amyloidosis and might also complement existing therapeutic approaches which either stabilize or reduce production of the native TTR tetramer.

We completed a Phase 1 clinical trial with coramitug in patients with hereditary forms of ATTR amyloidosis, in which coramitug was demonstrated to be safe and well tolerated.

ATTR Amyloidosis Business Acquired by Novo Nordisk

In July 2021, we announced that we and Novo Nordisk entered into a definitive purchase agreement under which Novo Nordisk acquired our clinical stage antibody coramitug and broader ATTR amyloidosis business.

Under the terms of the definitive purchase agreement, Novo Nordisk acquired our wholly-owned subsidiary and gained full worldwide rights to the intellectual property and related rights of our ATTR amyloidosis business and pipeline. The aggregate purchase price consists of an upfront payment and development and sales milestone payments totaling up to $1.23 billion. We have earned approximately $100 million to date.

A Phase 2 clinical trial of coramitug in approximately 99 patients with ATTR cardiomyopathy is being conducted by Novo Nordisk (NCT05442047).

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

In July 2021, we entered into an exclusive US license agreement for BMS-986446 and we received an associated option exercise fee of $80 million. In July 2023, we entered into an exclusive global license agreement for BMS-986446, which as discussed above supersedes and replaces the US license agreement in its entirety and we received an associated option exercise fee of $55 million. We are eligible to receive regulatory and sales milestone payments of up to $563 million, as well as tiered royalties on annual, worldwide net sales.

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

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to improve access for patients with Alzheimer’s disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose trial to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with Alzheimer’s disease. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as Alzheimer’s disease, with evidence demonstrating the potential to address an unmet medical need. In January 2024, we announced that topline Phase 1 data from the single ascending dose trial and the initial multiple dose cohort (70 mg) supports once-monthly subcutaneous treatment and dose escalation. The ongoing Phase 1 trial continues as planned.

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

PRX019, for the Potential Treatment of Neurodegenerative Diseases

PRX019 is an investigational antibody for the potential treatment of neurodegenerative diseases with an undisclosed target.

In December 2023, the FDA cleared the IND application for PRX019. In May 2024, we entered into an exclusive global license agreement for PRX019 and we received an associated option exercise fee of $80.0 million. We are eligible to receive development, regulatory, and sales milestone payments of up to $617.5 million as well as tiered royalties on annual, worldwide net sales.

Prothena is obligated to run a Phase 1 clinical trial for PRX019.

Our Discovery and Preclinical Programs

We are also advancing several discovery and preclinical-stage programs for neurological diseases with significant unmet medical needs.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2024, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2024, as compared to the recent accounting pronouncements described in our 2023 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three and six months ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Collaboration revenue	$132,014	$4,019	$127,995	3,185%
Revenue from license and intellectual property	—	—	—	—%
Total revenue	$132,014	$4,019	$127,995	3,185%

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Collaboration revenue	$132,014	$6,138	$125,876	2,051%
Revenue from license and intellectual property	50	50	—	—%
Total revenue	$132,064	$6,188	$125,876	2,034%
Total revenue was $132.0 million and $4.0 million for the three months ended June 30, 2024, and 2023, respectively and $132.1 million and $6.2 million for the six months ended June 30, 2024, and 2023, respectively.
Collaboration revenue was $132.0 million and $132.0 million for the three and six months ended June 30, 2024, compared to $4.0 million and $6.1 million for the three and six months ended June 30, 2023, respectively. Collaboration revenue of $132.0 million for the three and six months ended June 30, 2024, was related to revenue recognized under our Collaboration Agreement with BMS of which, $107.0 million was from the PRX019 Global License Agreement and PRX019 Phase 1 Clinical Trial Obligation and $25.0 million was related to BMS’s material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target that were fulfilled on May 24, 2024 as a result of the expiration of the research term of the Collaboration Agreement. Collaboration revenue for the three and six months ended June 30, 2023, included revenue from BMS for US Development Services related to the Tau/PRX005 program. As of June 30, 2024, the Company does not have any remaining Tau US Development Services Obligations and has recognized all revenue from this performance obligation as of December 31, 2023. As of June 30, 2024, the Company has $15.4 million of deferred revenue related to the remaining performance obligations under the PRX019 Global License Agreement related to PRX019 Phase 1 Clinical Trial Obligations. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the six months ended June 30, 2024, and 2023 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.
Assuming no significant change in our business, we expect our 2024 revenue to increase over the prior year.

Operating Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Research and development	$57,510	$56,011	$1,499	3%
General and administrative	16,127	14,512	1,615	11%
Total operating expenses	$73,637	$70,523	$3,114	4%

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Research and development	$121,624	$100,767	$20,857	21%
General and administrative	33,591	28,250	5,341	19%
Total operating expenses	$155,215	$129,017	$26,198	20%

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $73.6 million and $70.5 million for the three months ended June 30, 2024, and 2023 respectively, and $155.2 million and $129.0 million for the six months ended June 30, 2024, and 2023 respectively.
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
Research and Development Expenses
Our R&D expenses increased by $1.5 million or 3% for the three months ended June 30, 2024, and increased by $20.9 million or 21%, for the six months ended June 30, 2024, compared to the same period in the prior year. The increase for the three and six months ended June 30, 2024, compared to the same period in the prior year was primarily due to higher clinical trial expenses primarily related to the PRX012 and birtamimab programs and higher personnel expenses offset in part by lower manufacturing expenses.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial), which were birtamimab, prasinezumab, NNC6019 (PRX004), BMS-986446 (PRX005), PRX012 and other R&D expenses for the three and six months ended June 30, 2024, and 2023, and the cumulative amounts to date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative to Date(1)
	2024	2023	2024	2023
Birtamimab (NEOD001)	$21,565	$17,952	$42,749	$31,780	$515,066
PRX002/RG7935(2)	$4	$7	$6	$5	$106,821
Coramitug (PRX004)(3)	$—	$18	$4	$41	$79,895
BMS-986446 (PRX005)	$156	$5,049	$162	$8,032	$57,525
PRX012	$31,994	$24,675	$69,807	$42,413	$235,577
Other R&D(4)	$3,791	$8,310	$8,896	$18,496
	$57,510	$56,011	$121,624	$100,767

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
(3)     On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody coramitug (PRX004). Expenses incurred in 2024 and 2023 relate to certain close out activities and transition services provided to Novo Nordisk.
(4)     Other R&D is comprised primarily of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial and close out costs for programs that we are no longer advancing.
We expect our R&D expenses to increase moderately in 2024 over the prior year due to an increase in expenses for our clinical programs.
General and Administrative Expenses
Our G&A expenses increased by $1.6 million or 11% for the three months ended June 30, 2024, and increased by $5.3 million, or 19%, for the six months ended June 30, 2024, compared to the same period in the prior year. The increase for the three and six months ended June 30, 2024, compared to the prior year, was primarily due to higher personnel expenses and higher consulting expenses.

We expect our G&A expenses to increase in 2024 compared to the prior year, primarily related to anticipated higher personnel costs including share-based compensation.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Interest income	6,521	7,700	$(1,179)	(15)%
Other income (expense), net	(51)	(97)	46	(47)%
Total other income (expense), net	6,470	7,603	$(1,133)	(15)%

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Interest income	13,686	14,390	$(704)	(5)%
Other income (expense), net	(128)	(238)	110	(46)%
Total other income (expense), net	13,558	14,152	$(594)	(4)%

Interest income decreased by $1.2 million or 15% for the three months ended June 30, 2024, and decreased by $0.7 million, or 5%, for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower cash balances.
Other expense, net for the three and six months ended June 30, 2024, and 2023, was primarily foreign exchange losses from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Benefit from income taxes	$(2,039)	$(4,306)	$2,267	(53)%

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Benefit from income taxes	$(4,240)	$(7,218)	$2,978	(41)%

The benefit from income taxes decreased by $2.3 million or 53% for the three months ended June 30, 2024, and decreased by $3.0 million, or 41%, for the six months ended June 30, 2024, compared to the same period in the prior year. The decrease in benefit from income taxes for the three and six months ended June 30, 2024, compared to the same period in the prior year, was primarily due to a decrease in the net amount capitalized as deferred tax assets related to Section 174 R&D Capitalization.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	June 30,	December 31,
	2024	2023
Working capital	$539,234	$582,391
Cash and cash equivalents	$564,124	$618,830
Total assets	$645,565	$696,382
Total liabilities	$63,648	$135,017
Total shareholders’ equity	$581,917	$561,365

Working capital was $539.2 million as of June 30, 2024, a decrease of $43.2 million from working capital of $582.4 million as of December 31, 2023. This decrease in working capital during the six months ended June 30, 2024, was primarily attributable to cash use of $155.2 million for operating expenses (adjusted to exclude non-cash charges) offset in part by $80.0 million option exercise payment from BMS, net proceeds received from interest income on investments of $13.7 million and to a lesser extent, stock option exercises of approximately $1.5 million.

As of June 30, 2024, we had $564.1 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of June 30, 2024, $234.7 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.

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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(57,092)	$(92,385)
Net cash used in investing activities	(246)	(819)
Net cash provided by financing activities	1,280	41,909
Net decrease in cash, cash equivalents and restricted cash	$(56,058)	$(51,295)

Cash Used in Operating Activities

Net cash used in operating activities was $57.1 million for the six months ended June 30, 2024, which was primarily due to ongoing research and development activities and general and administrative expenses to support those activities for a total of $155.2 million in operating expenses (adjusted to exclude non-cash charges of approximately $20.6 million), cash paid for accounts payable, accruals and other liabilities and prepaid expenses, partially offset by proceeds received from interest income on investments of $13.7 million, cash from collection of accounts receivable and proceeds from stock option exercises of approximately $1.5 million.

Cash Used in Investing Activities

Net cash used in investing activities was $246,000 for the six months ended June 30, 2024, which primarily consisted of expenditures to purchase property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2024, primarily from proceeds from issuances of ordinary shares upon exercises of stock options of $1.5 million.

Six Months Ended June 30, 2023

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our second quarter 2023 Quarterly Report on Form 10-Q for a discussion of the cash flows for the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

At June 30, 2024, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual obligations as of June 30, 2024, consisted of minimum cash payments under operating leases of $13.7 million, purchase obligations of $7.9 million (of which $3.6 million is included in current liabilities), and contractual obligations under license agreements of $0.3 million (of which nil is included in current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, we entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. In April 2024, we renewed both leases each for another one year term with termination dates in July 2025. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by us.

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $13.5 million remains outstanding as of June 30, 2024.
The following is a summary of our contractual obligations as of June 30, 2024 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases (1)	$13,745	$1,612	$3,183	$3,158	$3,269	$2,523	$—
Purchase obligations	7,877	7,688	147	42	—	—	—
Contractual obligations under license agreements	328	54	64	60	60	45	45
Total	$21,950	$9,354	$3,394	$3,260	$3,329	$2,568	$45

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) Contractual obligations as of the filing date includes an additional $0.6 million, primarily for purchase commitments to our contract manufacturers.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2024 net cash used in operating and investing activities to be approximately $148 million to $160 million .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business including the effects of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $128,000, and $238,000, during the six months ended June 30, 2024, and 2023. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of ($5.4) million for the six months ended June 30, 2024, and $(147.0) million and $(116.9) million, and $67.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of June 30, 2024, we had an accumulated deficit of $985.4 million. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 3 AFFIRM-AL clinical trial for birtamimab, the Phase 1 clinical trials for PRX012, the Phase 1 clinical trial for PRX019, and potential additional clinical trials for these and other programs, including PRX123;
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
As of June 30, 2024, we had cash and cash equivalents of $564.1 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for coramitug (formerly PRX004) being conducted by Novo Nordisk, the Phase 1 clinical trial for BMS-986446 (formerly PRX005) being conducted by BMS, the Phase 2 clinical trial for BMS-986446 being conducted by BMS, the Phase 1 clinical trials for PRX012, and the Phase 1 clinical trial for PRX019;

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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for coramitug, the Phase 1 clinical trial for BMS-986446, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trials for PRX012, and the Phase 1 clinical trial for PRX019 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for coramitug, the Phase 1 clinical trial for BMS-986446, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trials for PRX012, the Phase 1 clinical trial for PRX019, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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

We are dependent upon Novo Nordisk with respect to further development of coramitug, including the Phase 2 clinical trial and any future clinical trial of that drug candidate.
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
We are dependent on Novo Nordisk, and its third-party manufacturers if applicable, to manufacture clinical supplies of coramitug.
We are dependent on BMS, and its third-party manufacturers if applicable, to manufacture clinical supplies of BMS-986446.

In July 2021, the Company sold the equity interests of a subsidiary that owns and has exclusive licenses to intellectual property rights and other assets pertaining to the investigational humanized monoclonal antibody known as coramitug (formerly PRX004), and we might not realize the anticipated benefits of such transaction.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our Amended Distribution Agreement, as may be further amended from time to time), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2024, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 15,387,311.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On May 7, 2024, Tran B. Nguyen, Chief Strategy Officer and Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement that had been adopted on February 26, 2024, and intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 510,150 shares of the Company’s ordinary shares until May 15, 2025. On May 10, 2024, Mr. Nguyen adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 39,844 shares of the Company’s ordinary shares until December 31, 2024.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.1#	Fifth Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/17/2024	10.1

10.2	Side Letters to Master Collaboration Agreement, dated as of March 20, 2018, between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	5/08/2024	10.2

10.3	Global License Agreement, dated as of May 24, 2024, by and between Prothena Biosciences Limited and Celgene Switzerland LLC					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	August 8, 2024	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer