Form 10-Q
period 2024-09-30
PROTHENA CORP PUBLIC LTD CO
filed 2024-11-12
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 53,808,732 as of November 6, 2024.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2024

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; potential indications and attributes of epitopes and antibodies we have identified in our programs; plans for ongoing and future clinical trials of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; the expected timing of reporting data from clinical trials of our drug candidates, including multiple clinical readouts starting in mid-2025 and continuing throughout the year from our Phase 1 clinical trial evaluating PRX012 and any topline study results for our Phase 3 AFFIRM-AL clinical trial in the first half of 2025; our collaborations with F. Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline and completion of our ongoing clinical trials; and our anticipated need for additional capital.
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$519,262	$618,830
Accounts receivable	—	5,159
Prepaid expenses and other current assets	15,722	13,941
Restricted cash, current	—	1,352
Total current assets	534,984	639,282
Non-current assets:
Property and equipment, net	3,254	3,836
Operating lease right-of-use assets	11,400	12,162
Deferred tax assets	41,002	33,893
Restricted cash, non-current	860	860
Other non-current assets	3,754	6,349
Total non-current assets	60,270	57,100
Total assets	$595,254	$696,382
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,330	$25,391
Accrued research and development	10,340	14,724
Deferred revenue, current	8,832	—
Lease liability, current	2,613	1,114
Other current liabilities	14,307	15,662
Total current liabilities	46,422	56,891
Non-current liabilities:
Deferred revenue, non-current	5,589	67,405
Lease liability, non-current	8,881	10,721
Total non-current liabilities	14,470	78,126
Total liabilities	60,892	135,017
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2024 and December 31, 2023
Issued and outstanding shares — none at September 30, 2024 and December 31, 2023
Ordinary shares, $0.01 par value:	538	537
Authorized shares — 100,000,000 at September 30, 2024 and December 31, 2023
Issued and outstanding shares — 53,808,732 and 53,682,117 at September 30, 2024 and December 31, 2023, respectively
Additional paid-in capital	1,578,209	1,540,859
Accumulated deficit	(1,044,385)	(980,031)
Total shareholders’ equity	534,362	561,365
Total liabilities and shareholders’ equity	$595,254	$696,382

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$970	$84,866	$132,984	$91,004
Revenue from license and intellectual property	—	—	50	50
Total revenue	970	84,866	133,034	91,054
Operating expenses:
Research and development	50,723	57,913	172,347	158,680
General and administrative	16,760	16,645	50,351	44,895
Total operating expenses	67,483	74,558	222,698	203,575
Income (loss) from operations	(66,513)	10,308	(89,664)	(112,521)
Other income (expense):
Interest income	6,743	8,522	20,429	22,912
Other expense, net	(66)	(15)	(194)	(253)
Total other income, net	6,677	8,507	20,235	22,659
Income (loss) before income taxes	(59,836)	18,815	(69,429)	(89,862)
Benefit from income taxes	(835)	(3,092)	(5,075)	(10,310)
Net income (loss)	$(59,001)	$21,907	$(64,354)	$(79,552)
Basic net income (loss) per ordinary share	$(1.10)	$0.41	$(1.20)	$(1.50)
Diluted net income (loss) per ordinary share	$(1.10)	$0.38	$(1.20)	$(1.50)
Shares used to compute basic net income (loss) per share	53,790	53,559	53,757	53,064
Shares used to compute diluted net income (loss) per share	53,790	58,004	53,757	53,064

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(64,354)	$(79,552)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	672	652
Share-based compensation	35,444	29,834
Deferred income taxes	(7,109)	(11,712)
Reduction in the carrying amount of right-of-use assets	2,000	5,221
Changes in operating assets and liabilities:
Accounts receivable	5,159	(5,159)
Prepaid and other assets	768	(6,824)
Accounts payable, accruals and other liabilities	(20,289)	18,496
Deferred revenue	(52,984)	(29,014)
Operating lease liabilities	(1,585)	(4,810)
Net cash used in operating activities	(102,278)	(82,868)
Investing activities
Purchases of property and equipment	(255)	(1,261)
Net cash used in investing activities	(255)	(1,261)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	20,689
Proceeds from issuance of ordinary shares in at-the-market offering, net	(295)	2,959
Proceeds from issuance of ordinary shares upon exercise of stock options	1,908	20,972
Net cash provided by financing activities	1,613	44,620
Net decrease in cash, cash equivalents and restricted cash	(100,920)	(39,509)
Cash, cash equivalents and restricted cash, beginning of the year	621,042	712,618
Cash, cash equivalents and restricted cash, end of the period	$520,122	$673,109

Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,412	$384

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$71	$93
Right-of-use assets obtained in exchange for lease obligations	$217	$3,810
Reclassification of prepaid lease payments to right-of-use assets upon lease commencement	$—	$7,522
At-the-market offering costs included in accounts payable and accrued liabilities	$—	$8

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$519,262	$670,897
Restricted cash, current	—	1,352
Restricted cash, non-current	860	860
Total cash, cash equivalents and restricted cash, end of the period	$520,122	$673,109

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2023	53,682,117	$537	$1,540,859	$(980,031)	$561,365
Share-based compensation			12,383		12,383
Issuance of ordinary shares upon exercise of stock options	38,338	—	890		890
Net loss				(72,239)	(72,239)
Balances at March 31, 2024	53,720,455	537	1,554,132	(1,052,270)	502,399
Share-based compensation			12,041		12,041
Issuance of ordinary shares upon exercise of stock options	51,390	1	590		591
Net income				66,886	66,886
Balances at June 30, 2024	53,771,845	538	1,566,763	(985,384)	581,917
Share-based compensation			11,020		11,020
Issuance of ordinary shares upon exercise of stock options	35,887	—	426		426
Issuance of ordinary shares upon vesting of restricted stock units	1,000	—	—		—
Net income				(59,001)	(59,001)
Balances at September 30, 2024	53,808,732	$538	$1,578,209	$(1,044,385)	$534,362

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	52,103,608	$521	$1,454,524	$(833,003)	$622,042
Share-based compensation			8,790		8,790
Issuance of ordinary shares upon exercise of stock options	179,474	2	2,538		2,540
Issuance of ordinary shares from the underwriters partial exercise of their 30-day option to purchase additional shares as part of the December 2022 public offering, net of issuance costs of $1.4 million	395,096	4	20,897		20,901
Net loss				(46,864)	(46,864)
Balances at March 31, 2023	52,678,178	527	1,486,749	(879,867)	607,409
Share-based compensation			10,100		10,100
Issuance of ordinary shares upon exercise of stock options	772,928	8	15,651		15,659
Adjustment related to December 2022 public offering			2		2
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $119 thousand	42,361	—	3,104		3,104
Net loss				(54,595)	(54,595)
Balances at June 30, 2023	53,493,467	535	1,515,606	(934,462)	581,679

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Share-based compensation			10,944		10,944
Adjustment related to the at-the-market offering program			(14)		(14)
Issuance of ordinary shares upon exercise of stock options	145,148	1	2,710		2,711
Net income				21,907	21,907
Balances at September 30, 2023	53,638,615	$536	$1,529,246	$(912,555)	$617,227

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
Liquidity and Business Risks
As of September 30, 2024, the Company had an accumulated deficit of $1.0 billion and cash and cash equivalents of $519.3 million.
Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at September 30, 2024, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its cash from operating activities primarily through its current cash and cash equivalents, payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, through proceeds from public or private equity or debt financings, loans and other collaborative agreements with corporate partners or other arrangements.
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
Significant Accounting Policies
There were no significant changes to the accounting policies during the nine months ended September 30, 2024, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2023 Form 10-K.
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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in Euros. The Company recorded a loss on foreign currency exchange rate differences of approximately $194,000 and $253,000 during the nine months ended September 30, 2024, and 2023, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.
As of September 30, 2024, and December 31, 2023, approximately $3.3 million and $3.8 million, respectively, of the Company’s property and equipment, net was held in the U.S. and a nominal amount was in Ireland.
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

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 ("ASU 2023-07"), Segment Reporting- Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures on significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss and other segment items on an annual and interim basis. The guidance also requires public entities to provide all disclosures about reportable segment’s profit or loss and assets in interim periods that are currently required annually. Public entities with a single reportable segment have to provide all disclosures required by Accounting Standards Codification (“ASC”) 280, Segment Reporting including the significant segment expense disclosures. The guidance is applied retrospectively to all periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting the update on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public business entities to disclose a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the expected tax further broken out by nature and/or jurisdiction. The guidance also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance will be effective for the Company’s annual period ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its income tax disclosures.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $499.2 million and $589.9 million in money market funds included in cash and cash equivalents at September 30, 2024, and December 31, 2023, respectively.

4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid R&D expenses	$13,120	$10,998
Prepaid G&A expenses	1,537	803
Other	1,065	2,140
Prepaid expenses and other current assets	$15,722	$13,941

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Machinery and equipment	$9,137	$9,019
Purchased computer software	2,204	2,232
	11,341	11,251
Less: accumulated depreciation and amortization	(8,087)	(7,415)
Property and equipment, net	$3,254	$3,836

Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll and related expenses	$11,869	$13,245
Professional services	999	288
Other	1,439	2,129
Other current liabilities	$14,307	$15,662

5.Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(59,001)	$21,907	$(64,354)	$(79,552)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	53,790	53,559	53,757	53,064
Weighted-average ordinary shares outstanding used in per share calculations - diluted	53,790	58,004	53,757	53,064
Net income (loss) per share:
Basic net income (loss) per ordinary share	$(1.10)	$0.41	$(1.20)	$(1.50)
Diluted net income (loss) per ordinary share	$(1.10)	$0.38	$(1.20)	$(1.50)

Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2024 and nine months ended September 30, 2023, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase ordinary shares	11,297	2,110	11,297	9,939
Restricted Stock Units (RSU)	24	27	24	27
Total	11,321	2,137	11,321	9,966

6. Commitments and Contingencies
Lease Commitments
As of September 30, 2024, the Company currently has four leases relating to its facilities in the United States and Dublin, Ireland.

South San Francisco Facility
The Company had a noncancelable operating sublease (the “SSF Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “SSF Facility”), which expired on December 31, 2023.

Total operating lease cost was nil and nil for the three and nine months ended September 30, 2024, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2023, respectively. Total cash paid against the operating lease liability was nil and nil for the three and nine months ended September 30, 2024, respectively, and $1.6 million and $4.9 million for the three and nine months ended September 30, 2023, respectively. The Company obtained a standby letter of credit which could be drawn down by the sublandlord in the event the Company failed to fully and faithfully perform all of its obligations under the SSF Lease and to compensate the sublandlord for all losses and damages the sublandlord may have suffered as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit was collateralized by a certificate of deposit of the same amount which was classified as restricted cash as of December 31, 2023. The remaining standby letter of credit amount of $1.4 million was released to the Company in May 2024.

Sub-Sublease of South San Francisco Facility

The Company had a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. covering approximately 46,641 square feet of office and laboratory space of the SSF Facility. The Sub-Sublease expired on December 15, 2023, in connection with the expiration of the SSF Lease. The Sub-Sublease was considered an operating lease under ASC 842. For the three and nine months ended September 30, 2024, the Company recorded nil and nil, respectively, and $0.7 million and $2.2 million, for the three and nine months ended September 30, 2023, respectively, of sub-lease rental income as an offset to its operating expenses.

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by the Company. In April 2024, the Company renewed both leases, each for another one year term with termination dates in July 2025.

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of September 30, 2024, the Brisbane Sublease has a remaining lease term of 4.0 years.

The Brisbane Sublease is considered an operating lease and the accounting lease commencement date was on July 31, 2023 when the Company gained control over the Brisbane Facility. The Company recorded a right-of-use asset of approximately $11.4 million and lease liability of approximately $3.6 million relating to the Brisbane Sublease on the lease commencement date. The discount rate used to determine the lease liability was 5.76%. The initial measurement of the right-of-use asset for the Brisbane Sublease includes the tenant improvement added by the Company wherein the lessor was deemed the accounting owner.

The Company was entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the Brisbane Facility and to prepare for the Company's occupancy of the Brisbane Facility. As of September 30, 2024, all of the $9.3 million improvement allowance has been received from the Sublandlord and the Company is obligated to fund construction costs incurred in excess of the improvement allowance.

Total operating lease cost for the Brisbane Sublease was $0.8 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $0.5 million for three and nine months ended September 30, 2023, respectively. Total cash paid against the operating lease liability was $0.7 million and $2.0 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.2 million for three and nine months ended September 30, 2023, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of September 30, 2024, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of September 30, 2024 (in thousands):

Year Ended December 31,	Operating Leases
2024 (3 months)	808
2025	3,188
2026	3,158
2027	3,269
2028	2,523
Thereafter	—
Total	$12,946
Less: Present value adjustment	(1,452)
Lease liability	$11,494

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2024, and December 31, 2023.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2024, the Company had non-cancelable purchase commitments to suppliers for $8.0 million of which $2.4 million is included in current liabilities, and contractual obligations under license agreements of $0.3 million of which nil is included in current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2024 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Purchase Obligations (1)	$8,036	$7,664	$269	$103	$—	$—	$—
Contractual obligations under license agreements	323	49	64	60	60	45	45
Total	$8,359	$7,713	$333	$163	$60	$45	$45
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

Performance Obligations

As of September 30, 2024, and December 31, 2023, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.

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

At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of September 30, 2024 of $14.4 million is related to the outstanding PRX019 Phase 1 Clinical Trial Obligation (“PRX019 Phase 1 Clinical Trial Obligation”). Per ASC 606, the US Rights and Global Rights are material rights and therefore are performance obligations. The goods and services underlying the options are not accounted for as separate performance obligations, but rather become performance obligations, if and when, an option is exercised.

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

Revenue and Expense Recognition

For the three and nine months ended September 30, 2024, collaboration revenue from BMS was $1.0 million and $133.0 million, respectively, and for the three and nine months ended September 30, 2023, $84.9 million and $91.0 million, respectively. Collaboration revenue for the three months ended September 30, 2024 was related to PRX019 Phase 1 Clinical Trial Obligation performed while collaboration revenue for the nine months ended September 30, 2024 included recognition of $107.9 million for the transfer of the PRX019 Global License and partial performance of the PRX019 Phase 1 Clinical Trial Obligation. In addition, the material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target of $14.6 million and $10.4 million, respectively, expired unexercised on May 24, 2024 as a result of the expiration of the research term of the Collaboration Agreement. Accordingly, $25.0 million of deferred revenue was recognized as revenue on May 24, 2024. As of September 30, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $14.4 million. The Company had nil and $5.2 million accounts receivable from BMS at September 30, 2024, and December 31, 2023, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended September 30, 2024 was $15.4 million. During the three months ended September 30, 2024, $1.0 million was recognized as collaboration revenue related to the PRX019 Phase 1 Clinical Trial Obligation performed. As of September 30, 2024, the total deferred revenue balance of $14.4 million relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation of which $8.8 million, and $5.6 million remained in current and non-current deferred revenue, respectively. The deferred revenue balance will be recognized as revenue over the remaining service period.

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

The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three and nine months ended September 30, 2024 and 2023.

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
Contingent Consideration/Milestone Accounting
In December 2022, the Company received a $40.0 million development milestone payment related to the continued advancement of coramitug in a Phase 2 clinical trial for the treatment of ATTR amyloidosis with cardiomyopathy. This amount was accounted for as revenue from license and intellectual property in 2022.
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
Revenue Recognition
No revenue was recognized related to the transaction during the three and nine months ended September 30, 2024 and 2023, respectively. The Company had no accounts receivable from Novo Nordisk as of September 30, 2024 and December 31, 2023, respectively.
8. Shareholders' Equity
Ordinary Shares
As of September 30, 2024, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,808,732 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up.
Euro Deferred Shares
As of September 30, 2024, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2024. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
For the three and nine months ended September 30, 2023, the Company sold and issued nil and 42,361 ordinary shares, respectively, pursuant to the December 2021 Distribution Agreement under the December 2021 Prospectus. For the nine months ended September 30, 2023, total gross proceeds were approximately $3.2 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.1 million.
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
In February 2024, the Company amended the Equity Distribution Agreement that it entered into in December 2021 (the “Amended Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with amending the Amended Distribution Agreement, on February 22, 2024, the Company filed with the SEC a prospectus relating to the offer, issuance, and sale of up to $250.0 million of the Company’s ordinary shares (the “February 2024 Prospectus”) pursuant to the Amended Distribution Agreement. For the three and nine months ended September 30, 2024, the Company sold and issued no ordinary shares pursuant to the Amended Distribution Agreement under the February 2024 Prospectus.
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
In May 2024, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of September 30, 2024, the number of ordinary shares authorized under the 2018 LTIP was 16,620,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of September 30, 2024, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 186,043 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSUs vest over two years. As of September 30, 2024, 4,029,431 ordinary shares remained available for grant under its equity plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of September 30, 2024 was 7%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at September 30, 2024, is $84.9 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.66 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$5,128	$4,948	$16,217	$14,178
General and administrative	5,892	5,996	19,227	15,656
Total share-based compensation expense	$11,020	$10,944	$35,444	$29,834

The Company recognized tax benefits from share-based awards of $2.0 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $6.3 million and $5.3 million for the nine months ended September 30, 2024 and 2023, respectively.
The fair value of the options granted to employees and non-employee directors during the three months ended September 30, 2023 and nine months ended September 30, 2024 and 2023 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table. There were no stock options granted during the three months ended September 30, 2024, thus no key assumptions are shown in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023			2024			2023
Expected term (in years)	4.42	-	4.42	4.60	-	5.56	4.38	-	5.40
Expected volatility	76.8%	-	76.8%	74.5%	-	78.6%	76.4%	-	90.1%
Risk-free interest rate	4.3%	-	4.4%	3.8%	-	4.7%	3.5%	-	4.4%
Expected dividend yield	—%			—%			—%
Weighted average grant date fair value	$40.83			$19.21			$37.67

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,866,337	$29.06	6.60	$118,447
Granted	2,156,450	29.45
Exercised	(125,615)	15.19
Forfeited	(470,719)	36.14
Expired	(129,710)	30.92
Outstanding at September 30, 2024	11,296,743	$28.97	6.25	$11,170
Vested and expected to vest at September 30, 2024	10,968,503	$28.74	6.16	$11,169
Vested at September 30, 2024	7,521,340	$24.85	5.00	$11,125
The total intrinsic value of options exercised was $0.3 million and $5.7 million during the three months ended September 30, 2024 and 2023 respectively, and $1.3 million and $51.1 million during the nine months ended September 30, 2024 and 2023, respectively, determined as of the date of exercise.
The following table summarizes the activity and related information for RSUs during the nine months ended September 30, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	25,250	$58.01	1.09	$918
Units Granted	—	—
Units Vested	(1,000)	68.71
Units Forfeited	—	—
Unvested at September 30, 2024	24,250	$57.57	0.37	$406
Unvested and expected to vest at September 30, 2024	23,620	$57.71	0.36	$395
The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). As of September 30, 2024, total compensation cost not yet recognized related to unvested RSUs was $0.3 million, which is expected to be recognized over a weighted-average period of 0.41 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $0.8 million and $5.1 million for the three and nine months ended September 30, 2024, as compared to $3.1 million and $10.3 million for the three and nine months ended September 30, 2023, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, adjustments to deferred tax assets for the deductibility of stock compensation and capitalization of research and development costs.
The Company has generally computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three and nine months ended September 30, 2024, using an actual year-to-date tax calculation.

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
The Company is subject to reviews and audits by the U.S. Internal Revenue Service (“IRS”), the Irish Revenue Commissioners, and other taxing authorities from time to time. The Company’s U.S. subsidiaries are currently under examination by the IRS for tax year 2021. The Company periodically reviews its uncertain tax positions. The Company’s assessment is based on many factors, including any ongoing IRS audits. For the three and nine months ended September 30, 2024, the Company’s assessment did not result in a material change in unrecognized tax benefits.

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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include birtamimab for the potential treatment of AL amyloidosis, and a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets amyloid beta (“Aβ”), and PRX123, a novel dual Aβ-tau vaccine. Our partnered programs include prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies that targets alpha-synuclein in collaboration with Roche. In addition, we have partnered BMS-986446 (formerly PRX005) for the potential treatment for Alzheimer’s disease that targets tau and PRX019 for the potential treatment of neurodegenerative diseases with an undisclosed target in two separate license agreements with Bristol Myers Squibb (“BMS”). We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business (inclusive of coramitug, formerly PRX004).

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

Birtamimab binds to both soluble and insoluble amyloid aggregates in multiple organs and promotes the clearance of amyloid deposits via phagocytosis. This anti-amyloid mechanism of action broadly targets misfolded kappa and lambda light chain to clear deposited amyloid that causes organ dysfunction and failure in patients with AL amyloidosis. Birtamimab is the only investigational therapeutic that has demonstrated a significant survival benefit in a randomized clinical trial in patients with Mayo Stage IV AL amyloidosis. Birtamimab has been granted Fast Track Designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of Mayo Stage IV patients with AL amyloidosis to reduce the risk of mortality and has been granted Orphan Drug Designation by both the FDA and European Medicines Agency (“EMA”).

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

Confirmatory Phase 3 AFFIRM-AL Clinical Trial Design under SPA Agreement with FDA

Based on further analyses of data from the VITAL clinical trial and multiple in-depth discussions with the FDA, Prothena announced plans in February 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL clinical trial in patients with Mayo Stage IV AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 clinical trial that is being conducted with a primary endpoint of all-cause mortality at p<0.10 under a Special Protocol Assessment (“SPA”) agreement with the FDA. Patient enrollment is on track in the AFFIRM-AL trial and full topline trial results are expected in the first half of 2025.

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

Phase 3 VITAL Clinical Trial Results

In June 2023, we announced that results from the Phase 3 VITAL clinical trial were published in Blood, a journal of the American Society of Hematology (“ASH”). The published data demonstrate that in a post hoc analysis of patients with Mayo Stage IV AL amyloidosis, a statistically significant survival benefit of 74 percent was observed for those treated with birtamimab plus standard of care (“SOC”) versus 49 percent in patients on placebo plus SOC at 9 months (HR 0.413, p=0.021).

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

Parkinson’s disease is a progressive degenerative disorder of the central nervous system (“CNS”) that affects approximately one in 100 people over the age of 60, with incidence increasing based on an aging population. With an estimated 10 million people living with Parkinson’s disease worldwide today, it is the most common neurodegenerative movement disorder and fastest growing neurological disorder. The disease is characterized by the neuronal accumulation of aggregated α-synuclein in the CNS and peripheral nervous system that results in a wide spectrum of worsening progressive motor and non-motor symptoms. While diagnosis currently relies on motor symptoms classically associated with Parkinson's disease, non-motor symptoms may present many years earlier. Current treatments for Parkinson’s disease are symptomatic and only address a subset of symptoms such as motor impairment, dementia or psychosis. Symptomatic therapies do not target the underlying cause of the disease and as the disease progresses and dopaminergic neurons continue to be lost, these drugs lose effectiveness, often leading to debilitating side effects as the disease progresses. There are currently no treatments available that target the underlying cause of the disease. Prasinezumab is designed to block the cell-to-cell transmission of the aggregated, pathogenic forms of alpha-synuclein in Parkinson's disease, thereby slowing clinical decline. The goal of our approach is to slow the progressive neurodegenerative consequences of disease, a current unmet need.

Phase 2b PADOVA Clinical Trial

A Phase 2b clinical trial (PADOVA) to further assess the efficacy of prasinezumab in an expanded patient population is being conducted by Roche. PADOVA is a Phase 2b, randomized, double-blind, placebo-controlled, multicenter clinical trial to evaluate the efficacy and safety of prasinezumab in patients with early Parkinson’s disease who are on stable symptomatic (levodopa) medication. The trial has enrolled 586 patients randomized to receive either prasinezumab or placebo via intravenous infusion every 4 weeks. The primary endpoint is time to meaningful progression on motor signs of the disease, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part III score from baseline. In the first quarter of 2023, Roche completed enrollment for the Phase 2b PADOVA trial.

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA trial of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab in the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients. In October 2024, Roche published results in Nature Medicine from the long-term open-label extension of the PASADENA trial, which compared the prasinezumab population with a propensity score-balanced cohort of real-world data (“RWD”) Parkinson’s Progression Markers Initiative (“PPMI”). The data suggests that prasinezumab continued to show reduced motor and functional progression in prazinezumab-treated individuals with early-stage Parkinson’s disease compared to a real-world data arm on MDS-UPDRS Part III score (clinician-rated motor examination) OFF and ON symptomatic medication state and MDS-UPDRS Part II score (patient-reported motor experiences of daily living).

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

We completed a Phase 1 clinical trial with coramitug in patients with hereditary forms of ATTR amyloidosis, in which coramitug was demonstrated to be safe and well tolerated. In October 2024, these Phase 1 results were published in Amyloid, the official journal of the International Society of Amyloidosis.

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

A Phase 2 clinical trial of coramitug in approximately 99 patients with ATTR amyloidosis with cardiomyopathy is being conducted by Novo Nordisk (NCT05442047).

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

Phase 1 Clinical Trial

In this first-in-human, randomized, placebo controlled, single ascending dose (“SAD”) clinical trial, healthy volunteers (n=19) were enrolled into three BMS-986446 dose level cohorts (low, medium or high dose) and randomized in a 3:1 drug to placebo ratio. Trial participants received a single dose of BMS-986446 or placebo intravenously (“IV”) and were followed for up to two months. The results of the trial found all three dose level cohorts of BMS-986446 to be generally safe and well tolerated, meeting the Phase 1 SAD trial primary objective. None of the treatment emergent adverse events (“TEAE”) were serious. No clinically relevant changes were observed in other safety parameters. BMS-986446 also met key pharmacokinetic (“PK”) and immunogenicity secondary endpoints. Plasma drug concentrations of BMS-986446 increased in a dose-proportional manner. Furthermore, BMS-986446 exposure in cerebrospinal fluid (“CSF”) was measured in the high dose cohort and based on the robust exposure of BMS-986446 in the CSF (day 29 CSF:Plasma ratio=0.2%), substantial target engagement is expected in the CNS. BMS-986446 had a desirable immunogenicity profile with no persistent BMS-986446-induced antidrug antibodies (“ADA”s) observed.

A multiple ascending dose (“MAD”) portion of the Phase 1 clinical trial was ongoing at the time BMS acquired the global rights to the program and control of the Phase 1 trial. All program updates going forward, including results from ongoing and any future BMS-986446 clinical trials, will be reported by BMS.

Phase 2 Clinical Trial

In the first quarter of 2024, BMS advanced the anti-tau program BMS-986446 with the initiation of a Phase 2 clinical trial (NCT06268886). This is a randomized, double-blind, placebo-controlled, global, Phase 2 clinical trial designed to evaluate the efficacy, safety, and tolerability of BMS-986446, an anti-MTBR tau monoclonal antibody, in approximately 475 participants with early Alzheimer's disease. Participants will be randomized into one of three treatment arms including placebo, BMS-986446 Dose A, and BMS-986446 Dose B. The primary outcome measure is mean change from baseline to week 76 in Clinical Dementia Rating Scale Sum of Boxes (“CDR-SB”).

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

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to i address the unmet need of millions of patients with presymptomatic or early symptomatic Alzheimer's disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose trial to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with Alzheimer’s disease. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as Alzheimer’s disease, with evidence demonstrating the potential to address an unmet medical need. In January 2024, we announced that topline Phase 1 data from the single ascending dose trial and the initial multiple dose cohort (70 mg) supports once-monthly subcutaneous treatment and dose escalation. The ongoing Phase 1 trial continues as planned and we expect to report multiple clinical readouts starting in mid-2025 and continuing throughout the year.

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

PRX019, for the Potential Treatment of Neurodegenerative Diseases

PRX019 is an investigational antibody for the potential treatment of neurodegenerative diseases in development in collaboration with BMS.

In December 2023, the FDA cleared the IND application for PRX019. In May 2024, we entered into an exclusive global license agreement for PRX019 and we received an associated option exercise fee of $80.0 million. We are eligible to receive development, regulatory, and sales milestone payments of up to $617.5 million as well as tiered royalties on annual, worldwide net sales.

In November 2024, we announced that we had initiated a Phase 1 first-in-human clinical trial to evaluate the safety, tolerability, immunogenicity, and pharmacokinetics of single ascending and multiple doses in healthy adults.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2024, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2024, as compared to the recent accounting pronouncements described in our 2023 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three and nine months ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Collaboration revenue	$970	$84,866	$(83,896)	(99)%
Total revenue	$970	$84,866	$(83,896)	(99)%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Collaboration revenue	$132,984	$91,004	$41,980	46%
Revenue from license and intellectual property	50	50	—	—%
Total revenue	$133,034	$91,054	$41,980	46%
Total revenue was $1.0 million and $84.9 million for the three months ended September 30, 2024, and 2023, respectively, and $133.0 million and $91.1 million for the nine months ended September 30, 2024, and 2023, respectively.

Collaboration revenue was $1.0 million and $133.0 million for the three and nine months ended September 30, 2024, compared to $84.9 million and $91.0 million for the three and nine months ended September 30, 2023, respectively. Collaboration revenue for the three and nine months ended September 30, 2024, was related to revenue recognized under our Collaboration Agreement with BMS. Collaboration revenue for the three months ended September 30, 2024 related to PRX019 Phase 1 Clinical Trial Obligation. Collaboration revenue for the nine months ended September 30, 2024 included $107.9 million from the PRX019 Global License Agreement and PRX019 Phase 1 Clinical Trial Obligation and $25.0 million was related to BMS’s material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target that expired unexercised on May 24, 2024 as a result of the expiration of the research term of the Collaboration Agreement.
Collaboration revenue for the three and nine months ended September 30, 2023, included revenue from BMS for US Development Services related to the Tau/PRX005 program. As of September 30, 2024, the Company does not have any remaining Tau US Development Services Obligations and has recognized all revenue from this performance obligation as of December 31, 2023.
As of September 30, 2024, the Company has $14.4 million of deferred revenue related to the remaining performance obligations under the PRX019 Global License Agreement related to PRX019 Phase 1 Clinical Trial Obligations. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the nine months ended September 30, 2024, and 2023 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Research and development	$50,723	$57,913	$(7,190)	(12)%
General and administrative	16,760	16,645	115	1%
Total operating expenses	$67,483	$74,558	$(7,075)	(9)%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Research and development	$172,347	$158,680	$13,667	9%
General and administrative	50,351	44,895	5,456	12%
Total operating expenses	$222,698	$203,575	$19,123	9%

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $67.5 million and $74.6 million for the three months ended September 30, 2024, and 2023, respectively, and $222.7 million and $203.6 million for the nine months ended September 30, 2024, and 2023, respectively.
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
Research and Development Expenses
Our R&D expenses decreased by $7.2 million or (12)% for the three months ended September 30, 2024, and increased by $13.7 million or 9%, for the nine months ended September 30, 2024, compared to the same period in the prior year. The decrease for the three months ended September 30, 2024, compared to the same period in the prior year, was due primarily to lower manufacturing expenses. The increase for the nine months ended September 30, 2024, compared to the same period in the prior year, was primarily due to higher clinical trial expenses primarily related to the PRX012 and birtamimab programs and higher personnel expenses.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial), which were birtamimab, prasinezumab, NNC6019 (PRX004), BMS-986446 (PRX005), PRX012 and other R&D expenses for the three and nine months ended September 30, 2024, and 2023, and the cumulative amounts to date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative to Date(1)
	2024	2023	2024	2023
Birtamimab (NEOD001)	$18,159	$18,508	$60,908	$50,288	$533,225
PRX002/RG7935(2)	10	3	16	8	106,831
Coramitug (PRX004)(3)	—	22	4	63	79,895
BMS-986446 (PRX005)	96	1,826	258	9,858	57,621
PRX012	28,093	27,553	97,900	69,966	263,670
Other R&D(4)	4,365	10,001	13,261	28,497
	$50,723	$57,913	$172,347	$158,680
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
General and Administrative Expenses
Our G&A expenses increased by $0.1 million or 1% for the three months ended September 30, 2024, and increased by $5.5 million, or 12%, for the nine months ended September 30, 2024, compared to the same period in the prior year. The increase for the nine months ended September 30, 2024, compared to the prior year, was primarily due to higher personnel expenses.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Interest income	6,743	8,522	$(1,779)	(21)%
Other income (expense), net	(66)	(15)	(51)	340%
Total other income (expense), net	6,677	8,507	$(1,830)	(22)%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Interest income	20,429	22,912	$(2,483)	(11)%
Other income (expense), net	(194)	(253)	59	(23)%
Total other income (expense), net	20,235	22,659	$(2,424)	(11)%

Interest income decreased by $1.8 million or 21% for the three months ended September 30, 2024, and decreased by $2.5 million, or 11%, for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower cash balances.
Other expense, net for the three and nine months ended September 30, 2024, and 2023, was primarily foreign exchange losses from transactions with vendors denominated in Euros.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Benefit from income taxes	$(835)	$(3,092)	$2,257	(73)%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Benefit from income taxes	$(5,075)	$(10,310)	$5,235	(51)%

The benefit from income taxes decreased by $2.3 million or 73% for the three months ended September 30, 2024, and decreased by $5.2 million, or 51%, for the nine months ended September 30, 2024, compared to the same period in the prior year. The decrease in benefit from income taxes for the three and nine months ended September 30, 2024, compared to the same period in the prior year, was primarily due to a decrease in the net amount capitalized as deferred tax assets related to Section 174 R&D Capitalization.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	September 30,	December 31,
	2024	2023
Working capital	$488,562	$582,391
Cash and cash equivalents	$519,262	$618,830
Total assets	$595,254	$696,382
Total liabilities	$60,892	$135,017
Total shareholders’ equity	$534,362	$561,365

Working capital was $488.6 million as of September 30, 2024, a decrease of $93.8 million from working capital of $582.4 million as of December 31, 2023. This decrease in working capital during the nine months ended September 30, 2024, was primarily attributable to cash use of $222.7 million for operating expenses (adjusted to exclude non-cash charges) offset in part by $80.0 million option exercise payment from BMS, net proceeds received from interest income on investments of $20.4 million and to a lesser extent, stock option exercises of approximately $1.9 million.

As of September 30, 2024, we had $519.3 million in cash and cash equivalents. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements, including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of September 30, 2024, $255.0 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.

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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(102,278)	$(82,868)
Net cash used in investing activities	(255)	(1,261)
Net cash provided by financing activities	1,613	44,620
Net decrease in cash, cash equivalents and restricted cash	$(100,920)	$(39,509)

Cash Used in Operating Activities

Net cash used in operating activities was $102.3 million for the nine months ended September 30, 2024, which was primarily due to ongoing research and development activities and general and administrative expenses to support those activities for a total of $222.7 million in operating expenses (adjusted to exclude non-cash charges of approximately $31.0 million), cash paid for accounts payable, accruals and other liabilities and prepaid expenses, partially offset by proceeds received from interest income on investments of $20.4 million, cash from collection of accounts receivable and proceeds from stock option exercises of approximately $1.9 million.

Cash Used in Investing Activities

Net cash used in investing activities was $255,000 for the nine months ended September 30, 2024, which primarily consisted of expenditures to purchase property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2024, primarily from proceeds from issuances of ordinary shares upon exercises of stock options of $1.9 million.

Nine Months Ended September 30, 2023

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our third quarter 2023 Quarterly Report on Form 10-Q for a discussion of the cash flows for the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

At September 30, 2024, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual obligations as of September 30, 2024, consisted of minimum cash payments under operating leases of $12.9 million, purchase obligations of $8.0 million (of which $2.4 million is included in current liabilities), and contractual obligations under license agreements of $0.3 million (of which nil is included in current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, we entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. In April 2024, we renewed both leases, each for another one year term with termination dates in July 2025. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by us.

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $12.8 million remains outstanding as of September 30, 2024.

The following is a summary of our contractual obligations as of September 30, 2024 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases (1)	$12,946	$808	$3,188	$3,158	$3,269	$2,523	$—
Purchase obligations	8,036	7,664	269	103	—	—	—
Contractual obligations under license agreements	323	49	64	60	60	45	45
Total	$21,305	$8,521	$3,521	$3,321	$3,329	$2,568	$45

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2024 net cash used in operating and investing activities to be approximately $148 million to $160 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business including the effects of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in Euros. We recorded a loss on foreign currency exchange rate differences of approximately $194,000, and $253,000, during the nine months ended September 30, 2024, and 2023. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the Euro and other such currencies continue to strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income (losses) of ($64.4) million for the nine months ended September 30, 2024, and $(147.0) million and $(116.9) million, and $67.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of September 30, 2024, we had an accumulated deficit of $1.0 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of September 30, 2024, we had cash and cash equivalents of $519.3 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our Amended Distribution Agreement, as may be further amended from time to time), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2024, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 15,350,424.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On August 12, 2024, Brandon S. Smith, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 70,000 shares of the Company’s ordinary shares until November 15, 2025.

On August 26, 2024, Karin L. Walker, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 31,534 shares of the Company’s ordinary shares until February 24, 2026.

On September 6, 2024, Michael J. Malecek, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 90,000 shares of the Company’s ordinary shares until October 6, 2025.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.1#	Consulting Agreement, dated October 1, 2024, between Prothena Biosciences Inc and Dennis J. Selkoe					X

10.2#	Promotion letter, dated September 27, 2024, between Prothena Biosciences Inc and Chad J. Swanson					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	November 12, 2024	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer