Form 10-K
period 2024-12-31
PROTHENA CORP PUBLIC LTD CO
filed 2025-02-27
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $870.3 million based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
53,826,982 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 13, 2025, are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2024.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2023

Unless the context requires otherwise, references in this Form 10-K to “Prothena,” the “Company,” “we,” “our,” or “us” refer to Prothena Corporation plc and its subsidiaries.

Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; potential indications and attributes of epitopes and antibodies we have identified in our programs; plans for ongoing and future clinical trials of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; the expected timing of reporting data from clinical trials of our drug candidates, including topline study results for our Phase 3 AFFIRM-AL clinical trial in the second quarter of 2025 and multiple clinical readouts starting in mid-2025 and continuing throughout the year from our Phase 1 clinical trial evaluating PRX012; our collaborations with F. Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline and completion of our ongoing clinical trials; and our anticipated need for additional capital.
These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could cause our actual results to differ materially include, but are not limited to, the risks and uncertainties set forth below, those discussed under Item 1A “Risk Factors” of this Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission.
Except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this Annual Report on Form 10-K, including without limitation:
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

Summary of Risks Affecting Our Business
Our business is subject to numerous risks and uncertainties. The following summary highlights some of the risks you should consider with respect to our business and prospects. These risks are described more fully in Item 1A “Risk Factors” of this Annual Report on Form 10-K which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business, our prospects, and your investment.
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

Our plan is to become a fully integrated research, development, and commercial biotechnology company. We are currently conducting the registration-enabling confirmatory Phase 3 AFFIRM-AL clinical trial evaluating birtamimab in Mayo Stage IV patients with AL amyloidosis being conducted under a Special Protocol Assessment (SPA) agreement with FDA with significance level of p≤0.10., In December 2024, our partner Roche announced topline results from the Phase 2b PADOVA clinical trial of prasinezumab in patients with early Parkinson’s disease. Roche is further evaluating the data and will work together with health authorities to determine next steps. In addition, there is an early Phase 2 clinical trial ongoing evaluating coramitug (formerly PRX004) in patients with ATTR cardiomyopathy being conducted by Novo Nordisk. In addition, we are advancing a robust portfolio of Alzheimer’s disease programs designed to target the underlying disease pathology. These programs include PRX012, an anti-Aβ antibody designed to be best-in-class and dosed single-injection once-monthly subcutaneously currently in the ongoing Phase 1 ASCENT clinical trials; BMS-986446 (formerly PRX005), an investigational antibody that specifically targets a key epitope within the microtubule binding region (MTBR) of tau, and a potential best-in-class treatment, currently in an ongoing Phase 2 clinical trial being conducted by our partner BMS; and PRX123, a dual Aβ-tau vaccine for the treatment and prevention of Alzheimer’s disease. We also recently initiated a Phase 1 clinical trial for PRX-019, a potential treatment of neurodegenerative diseases in development in collaboration with BMS.

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
•Expert epitope mapping with deep expertise in determining optimal epitopes to be targeted for maximal efficacy; and
•Disease driven antibody engineering for therapeutics engineered to optimally eliminate pathogenic proteins while preserving normal biology.

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

AL amyloidosis and ATTR amyloidosis are diseases caused by misfolded, pathogenic forms of light chain (AL) or transthyretin (ATTR) protein that deposit as amyloid in vital organs such as the heart. Current therapeutic approaches seek to reduce the production of new pathogenic AL or ATTR protein in order to slow the formation of new amyloid deposits. However, simply reducing new pathogenic protein production may not be adequate for patients who are at high risk of early mortality due to the substantial existing amyloid deposition in their vital organs. The therapeutic approaches we are developing with birtamimab for AL amyloidosis and coramitug (formerly PRX004) for ATTR amyloidosis, are investigational monoclonal antibodies designed to clear the pathogenic amyloid deposits. Birtamimab and coramitug are designed to target and clear amyloid deposited in organs in order to improve organ function. Current therapies do not adequately address the needs of patients with AL and ATTR amyloidosis who have advanced stages of cardiac disease due to amyloid deposition. Improving survival for these patients is an area of urgent need which directly aligns with birtamimab and coramitug’s differentiated depleter mechanism that targets the amyloid that causes organ dysfunction and failure and puts patients at risk for early mortality.

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

Our Research and Development Pipeline

Our clinical research and development pipeline includes six therapeutic antibody programs currently in clinical development: birtamimab for the potential treatment of AL amyloidosis; prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; coramitug, which is being developed by Novo Nordisk, for the potential treatment of ATTR amyloidosis; PRX012 for the potential treatment of Alzheimer’s disease; and BMS-986446 and PRX019, in collaboration with BMS, for the potential treatment of Alzheimer’s disease and neurodegenerative diseases respectively.

In addition to our clinical development pipeline, we have recently received clearance by the FDA for an investigational new drug (IND) application for PRX123. PRX123 is our Alzheimer’s disease vaccine program and was also granted Fast Track designation from the FDA. We also have a number of discovery- and late-preclinical-stage programs targeting proteins implicated in neurological diseases.

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

Confirmatory Phase 3 AFFIRM-AL Clinical Trial Design under SPA Agreement with FDA

Based on further analyses of data from the VITAL clinical trial and multiple in-depth discussions with the FDA, Prothena announced plans in February 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL clinical trial in patients with Mayo Stage IV AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 clinical trial that is being conducted with a primary endpoint of time to all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA. Patient enrollment is on track in the AFFIRM-AL trial and topline trial results are expected in the second quarter of 2025.

AFFIRM-AL is an ongoing global, multi-center, double-blind, placebo-controlled, 2:1 randomized, time-to-event trial expected to enroll up to 220 newly diagnosed, treatment naïve patients with AL amyloidosis categorized as Mayo Stage IV. Patients receive 24 mg/kg of birtamimab or placebo by intravenous infusion every 28 days, with all patients receiving concurrent standard of care chemotherapy in accordance with the institutional standard of care which includes a bortezomib-containing chemotherapy regimen such as cyclophosphamide, bortezomib, and dexamethasone (CyBorD). The initiation of daratumumab treatment at randomization is allowed at the discretion of the investigator. The trial has been designed to evaluate the primary endpoint of time to all-cause mortality with a significance level of p<0.10. Secondary endpoints will assess change from baseline to month 9 in functional capacity as measured by 6MWT distance and quality of life as measured by SF-36v2 PCS.

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

Clinical Development Program for Prasinezumab

Phase 2b PADOVA Clinical Trial

In December 2024, topline results were announced from the Phase 2b clinical trial (PADOVA) conducted by partner Roche investigating prasinezumab in 586 people with early-stage Parkinson’s disease, treated for a minimum of 18 months while on stable symptomatic treatment. Prasinezumab showed potential clinical effect in the primary endpoint of time to confirmed motor progression, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease

Rating Scale (“MDS-UPDRS”) Part III score from baseline, with a HR=0.84 [0.69-1.01] and p=0.0657. The effect of prasinezumab was more pronounced in a pre-specified analysis in the population treated with levodopa (75% of participants), HR=0.79 [0.63-0.99] and nominal p=0.0431. Pre-specified supplementary covariate-adjusted analyses of these endpoints demonstrated nominally significant effects on the primary endpoint (HR=0.81 [0.67-0.98]; nominal p=0.0334) and in the levodopa subgroup (HR=0.76 [0.61-0.95]; nominal p=0.0175). Covariates used for adjustment: medication at baseline, H&Y stage, DaT-SPECT, age, sex, baseline dependent parameter. Consistent positive trends across multiple secondary and exploratory endpoints were also observed. Prasinezumab continues to be well tolerated and no new safety signals were observed in the study.

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA trial of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab in the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients. In October 2024, Roche published results in Nature Medicine from the long term open-label extension of the PASADENA trial, which compared the prasinezumab population with a propensity score-balanced cohort of real-world data (“RWD”) Parkinson’s Progression Markers Initiative (“PPMI”). The data suggests that prasinezumab continued to show reduced motor and functional progression in prazinezumab-treated individuals with early-stage Parkinson’s disease compared to a real-world data arm on MDS-UPDRS Part III score (clinician rated motor examination) OFF and ON symptomatic medication state and MDS-UPDRS Part II score (patient-reported motor experiences of daily living). The Phase 2 PASADENA and Phase 2b PADOVA open-label extension studies will continue in order to further explore the observed effects in both studies. Roche will continue to evaluate the data and work together with health authorities to determine next steps.

Phase 2 PASADENA Clinical Trial

The results from the Phase 1 clinical trial further supported advancing prasinezumab into the Phase 2 PASADENA clinical trial. PASADENA was a two-part Phase 2 clinical trial in early Parkinson's disease patients conducted by Roche. Part 1 was a randomized, double-blind, placebo-controlled, three-arm trial and enrolled 316 patients to evaluate the efficacy and safety of prasinezumab in patients over 52 weeks. In part 1, patients were randomized on a 1:1:1 basis to receive one of two active doses (1500 mg or depending on body weight either 3500 mg or 4500 mg) of prasinezumab or placebo via intravenous infusion once every 4 weeks. Patients enrolled in the trial must not have been on dopaminergic therapy and were not expected to require dopaminergic therapy for at least 52 weeks. Part 2 of the trial was a 52-week blinded extension phase in which patients from the placebo arm of the trial were re-randomized onto one of two active doses on a 1:1 basis, so that all participants were on active treatment. Patients who were originally randomized to an active dose will continue at that dose level for the additional 52 weeks. In part 2, patients were allowed to use concomitant dopaminergic therapy. Any patient who medically required initiation of dopaminergic therapy during part 1 had their subsequent data censored for the primary endpoint analysis.

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

The primary endpoint of the trial was the change from baseline in the MDS-UPDRS total score (Parts I, II and III) at 52 weeks in each treatment group vs. the placebo group (pooled dose levels: –14.0%, –1.30, 80% CI=(–3.18, 0.58), p=0.38; low dose level: –21.5%, –2.02, 80% CI=(–4.21, 0.18); and high dose level: –6.6%, –0.62, 80% CI=(–2.82, 1.58)). Signals of efficacy were observed on multiple pre-specified secondary and exploratory clinical endpoints including change from baseline in MDS-UPDRS Part III in prasinezumab-treated patients vs. placebo at 52 weeks by central rating (pooled dose levels: –35.0%, –1.88, 80% CI=(–3.31, –0.45), p=0.09; low dose level: –45.4%, –2.44, 80% CI=(–4.09, –0.78); and high dose level: –24.7%, –1.33, 80% CI=(–2.99, 0.34)) and by site rating (pooled dose levels: –25.0%, –1.44, 80% CI=(–2.83, –0.06), p=0.18; low dose level: –33.8%, –1.88, 80% CI=(–3.49, –0.27); and high dose level: –18.2%, –1.02, 80% CI=(–2.64, 0.61)). MDS-

UPDRS Part III is a clinical examination of motor function that assesses motor symptoms associated with Parkinson’s disease. Prasinezumab also delayed time to clinically meaningful worsening of motor progression in prasinezumab-treated patients vs. placebo over 52 weeks as demonstrated by site rating of time to at least a 5-point progression in MDS-UPDRS Part III (pooled dose levels: HR=0.82, 80% CI=0.64 to 0.99, p=0.17; low dose level: HR=0.77, 80% CI=0.63 to 0.96; and high dose level: HR=0.87, CI=0.70 to 1.07).

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

We have so far earned $135.0 million of a total $755.0 million in potential clinical, regulatory and sales milestones. In addition to the $$30.0 million upfront payment and clinical milestone payment of $15.0 million (both in 2014), the clinical milestone payment of $30.0 million in 2017, and the clinical milestone payment of $60.0 million in 2021, Roche is also obligated to pay:

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

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to address the unmet need of millions of patients with presymptomatic or early symptomatic Alzheimer's disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose trial to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with Alzheimer’s disease. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as Alzheimer’s disease, with evidence demonstrating the potential to address an unmet medical need. In January 2024, we announced that topline Phase 1 data from the single ascending dose trial and the initial multiple dose cohort (70 mg) supports single-injection once-monthly subcutaneous treatment and dose escalation. The ongoing Phase 1 trial continues as planned and we expect to report multiple clinical readouts starting in mid-2025 and continuing throughout the year.

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

PRX019 for the Potential Treatment of Neurodegenerative Diseases

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

Government Regulation

Governmental authorities, including the FDA, the EMA and comparable regulatory authorities in other countries, regulate the development, testing, use, labeling, manufacturing, storage, recordkeeping, reporting, marketing, advertising, promotion, tracking and tracing of pharmaceutical and biological products. The FDA does so under the U.S. Federal Food, Drug, and Cosmetic Act and its implementing regulations and guidance for industry, and the U.S. Public Health Service Act and its implementing regulations. Noncompliance with applicable requirements can result in warning and untitled letters, civil and criminal fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products, the refusal of the government to enter into supply contracts; or the refusal to approve pending applications for product approvals until manufacturing or other alleged deficiencies are brought into compliance. The FDA, the EMA and comparable regulatory authorities in other countries also have the authority to cause the revocation of approval of a marketed product or to impose additional labeling or distribution restrictions.

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

Any biologic product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for priority review. A product is eligible for priority review if it is intended to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness, among other criteria. For original BLAs, the FDA goal to take action on an application granted Priority Review designation is within six months of the 60-day filing date (compared with ten months under standard review).

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

European Union. In the EU, our current drug candidates are regulated as biological products, or biologics. The EU regulates biologics under Directive 2001/83/EC, Regulation (EC) No 726/2004, their implementing regulations and scientific guidelines.

In the EU, there are several pathways for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, which is mandatory for inter alia, medicinal products (i) derived from certain biotechnology processes, (ii) contain new active substances to treat certain diseases such as auto-immune and other immune dysfunctions, or (iii) designated orphan medicines, a sponsor submits a single application to the EMA and an authorization granted under this procedure is valid in all EEA member states (i.e., the EU member states, Iceland, Liechtenstein, and Norway). The centralized procedure is optional for certain other medicines, including medicines that constitute a significant innovation or the authorization of which would be in the interest of patients at EU level. The marketing application is similar to the BLA submitted to the FDA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (the

“CHMP”), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for efficacy, safety and quality (equivalent to chemistry, manufacturing and controls in the US), it will submit a favorable opinion to the European Commission (the “EC”). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all EEA member states.

National marketing authorization are available for product candidates not falling within the mandatory scope of the centralized procedure, namely: (i) national authorization procedures, which requires a separate application in and approval determination by each country; (ii) a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and (iii) a mutual recognition procedure, where applicants submit an application to one country for review and approval, and other countries may accept or reject the decision in the initial country. Regardless of the approval process employed, various regulatory authorities share responsibilities for the monitoring, detection, and evaluation of adverse events post-approval, including national authorities, the EMA, the EC, and the marketing authorization holder.

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

In the EU, the EMA’s Committee for Orphan Medicinal Products (“COMP”) grants orphan drug designation to promote the development of products intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. In the EU, a sponsor must apply for maintenance of the orphan drug designation at the time of marketing authorization. If successful, the orphan drug designation entitles the sponsor to ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state and other government health care programs, commercial insurance and managed healthcare organizations. In order to secure coverage and reimbursement for any product that may be approved for sale, a company may need to conduct additional pharmacoeconomic, real-world, or other outcomes studies to demonstrate the medical necessity, value and cost-effectiveness of the product (in addition to the costs incurred to obtain FDA or other comparable marketing approvals).

A decision by a third-party payor to limit or not cover a product candidate could reduce physician utilization once the product is approved and have an adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that adequate reimbursement will be approved at a rate that covers our costs, including research, development, manufacture, sale and distribution. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

We expect our products, if and when approved, may be eligible for coverage under Medicare, the U.S. federal health care program that provides health care benefits to the aged and disabled. We also expect to participate in the Medicaid Drug Rebate Program (“MDRP”),which requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the MDRP, manufacturers must pay a rebate to each state Medicaid program for quantities of products utilized on an outpatient basis (with some exceptions) that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. MDRP rebates are calculated using a statutory formula, state-reported utilization data, and pricing data that are calculated and reported by manufacturers on a monthly and quarterly basis to CMS. These data include the average manufacturer price (“AMP”) and, in the case of single source and innovator multiple source products, the best price for each drug.

We also anticipate participating in the 340B drug pricing program in the U.S., which requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include health care organizations that have certain federal designations or receive funding from specific federal programs, including Federally Qualified Health Centers, Ryan White HIV/AIDS Program grantees, and certain types of hospitals and specialized clinics, as well as certain hospitals that serve a disproportionate share of low-income patients. The U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act (collectively, the “ACA”), expanded the 340B program to also include certain children’s hospitals, certain free-standing cancer hospitals, critical access hospitals, certain rural referral centers and certain sole community hospitals, each as defined by ACA. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to the MDRP are also subject to the 340B ceiling price calculation and discount requirement. Any changes to the definition of Medicaid AMP and the Medicaid rebate amount also could affect our 340B ceiling price calculation for our products and could negatively impact our results of operations.

U.S. federal law further requires that for a company to be eligible to have its products paid for with federal funds under the MDRP and Medicare Part B programs, as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. To participate, manufacturers are required to enter into an FSS contract and other agreements with the VA for any covered drugs. Under these agreements, manufacturers must make such products available to the “Big Four” federal agencies—the VA, the Department of Defense (“DoD”), the Public Health Service (including the Indian Health Service), and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price (“FCP”), formula set forth in Section 603 of the Veterans Health Care Act of 1992 (“VHCA”). The FCP is based on a weighted average non-federal average manufacturer price (“Non-FAMP”), which manufacturers are required to report on a quarterly and annual basis to the VA.

Governments and third-party payors have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as the federal healthcare programs described above and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for medical products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

The containment of healthcare costs, including drug pricing, has also become a priority of federal, state and foreign governments action and legislation. For example, in the U.S, there have been several recent Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. This includes the American Rescue Plan Act of 2021, which included among its provisions a sunset of the provision in the ACA that capped pharmaceutical manufacturers’ rebate liability under the MRDP. Under the ACA, manufacturers’ rebate liability was capped at 100% of the AMP for a covered outpatient drug. As of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs.

At the state level in the U.S., legislatures are increasingly passing laws and implementing regulations designed to control pharmaceutical and biological product pricing, including limitations on reimbursement, discounts, restrictions on certain product access and marketing, cost disclosure (including disclosures for certain price increases or launches of costly drugs), and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. It is likely that additional state and federal healthcare reform measures will continue to be adopted in the future, which could limit the amounts that federal and state governments will pay for healthcare products and services, potentially reducing demand for a pharmaceutical manufacturer’s products or adding additional pricing pressure.

Other Healthcare Laws

Although we currently do not have any products on the market, if our drug candidates are approved and we begin commercialization, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and other jurisdictions in which we conduct our business. These laws extensively govern how pharmaceutical companies, like Prothena, are operated and regulate activities related to pharmaceutical products. These laws and regulations may require administrative guidance to implement. Failure to comply could subject the Company to legal and/or administrative actions, which may include substantial fines and/or penalties; orders to stop non-compliant activities; criminal charges; warning letters; product recalls or seizures; delays in product approvals; and exclusion from participation in government reimbursement programs or contracts as well as limitations on conducting business in applicable jurisdictions.

Such laws include, without limitation:

•The U.S. federal Anti-Kickback Statute, or AKS, which is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, pharmacies, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in government healthcare programs;

•The U.S. federal civil False Claims Act, or the FCA, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages and potential exclusion from government healthcare programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the False Claims Act for a variety of alleged activities, including alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations, which are currently set at $14,308 up to $28,619 per false claim or statement for penalties assessed after January 15, 2025. Further, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government;

•The U.S. federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;

•The U.S. federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to track and report annually to CMS information related to payments and other transfers of value made by that entity to US-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to timely, accurately, and completely submit the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties;

•The U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, which mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions as well as standards relating to the privacy and security of individually identifiable health information. These standards require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties;

•U.S. state laws that require the reporting of certain pricing information, including information pertaining to and justifying price increases, prohibit prescription drug price gouging; or impose payment caps on certain pharmaceutical products deemed by the state to be “high cost”; and

•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We own or hold exclusive licenses to a number of issued patents and pending patent applications in the U.S. and other jurisdictions, including Patent Cooperation Treaty applications. As of December 31, 2024, our patent portfolio included the following families of patents or patent applications that we own or have exclusively licensed from other parties:
•Approximately 9 patent families related to AL or AA amyloidosis, including our birtamimab program, including a composition of matter patent anticipated to expire 2029 (subject to potential adjustments in patent term as described below);
•Approximately 16 patent families related to passive immunotherapy for Parkinson’s disease and other synucleinopathies, including our prasinezumab program, including a composition of matter patent anticipated to expire in 2032 (subject to potential adjustments in patent term as described below);

•Approximately 14 patent families related to passive immunotherapy for Alzheimer's disease, including our PRX005 and PRX012 programs; and
•Approximately 20 patent families related to other potential targets of intervention and diseases and other product candidates, including PRX019 and vaccines.

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

PRX012 - Catalent Pharma Solutions, LLC (“Catalent Pharma”) is our third-party manufacturer for drug substance and Sharp Sterile Manufacturing, LLC (formerly known as “Berkshire Sterile Manufacturing, LLC” and hereinafter referred to as “Sharp Sterile”) is our third-party manufacturer for drug product for our drug candidate PRX012. We are dependent on Catalent Pharma and Sharp Sterile to manufacture clinical supplies for our Phase 1 clinical trials and any subsequent clinical trials for PRX012.

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

Coramitug (formerly PRX004) - Rentschler manufactured clinical supplies of our drug candidate coramitug for our completed Phase 1 clinical trial. In July 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including our drug candidate coramitug. We are dependent on Novo Nordisk, and its third-party manufacturers if applicable, to manufacture clinical supplies of coramitug.

BMS-986446 (formerly PRX005) - Catalent Pharma was our third-party manufacturer for drug substance and Sharp Sterile was our third-party manufacturer for drug product for our drug candidate BMS-986446 for our Phase 1 clinical trial. BMS, with whom we are collaborating on development of BMS-986446, is responsible for manufacturing clinical supplies for any subsequent clinical trials for BMS-986446. We are dependent on BMS, and its third-party manufacturers if applicable, to manufacture these clinical supplies.

PRX019 - Lonza Ltd (“Lonza”) is our third-party manufacturer for drug substance and drug product for our drug candidate PRX019. We are dependent on Lonza to manufacture clinical supplies for our Phase 1 clinical trial.

Research and Development

Our research and development expenses totaled $222.5 million, $220.6 million, and $135.6 million in 2024, 2023, and 2022, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees and Human Capital Management

As of December 31, 2024, we had 163 employees, including 27 holding M.D. and/or Ph.D. degrees. Of our employees, 116 were engaged in research and development activities and the remainder were working in general and administrative areas.

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

As of December 31, 2024, we employed approximately 63% women and 37% men, and approximately 43% of our employees are racially or ethnically diverse. Our executive team, including employees at or above the vice president level, includes approximately 44% women, and approximately 26% who are racially or ethnically diverse. These figures were estimated by our human resources department.

The well-being, health, and safety of our employees are integral to the success of our business. We utilize numerous policies and strategies to ensure a safe workplace and laboratory environment, and also provide programs for employee wellness. Additionally, because we have a geographically-dispersed workforce, including remote working arrangements, we have efforts focused on engagement and integration of our existing and new employees.

Our Board of Directors has delegated to the Nominating and Corporate Governance Committee the responsibility to oversee and monitor our strategies and policies related to human capital management within our workforce.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $122.3 million, $147.0 million and $116.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.1 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of December 31, 2024, we had cash and cash equivalents of $471.4 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for coramitug (formerly PRX004) being conducted by Novo Nordisk, the Phase 2 clinical trial for BMS-986446 being conducted by BMS, the Phase 1 clinical trials for PRX012, and the Phase 1 clinical trial for PRX019;
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
In order to develop and obtain regulatory approval for our drug candidates we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners, or other arrangements. Our ability to raise additional capital, including our ability to secure new collaborations, may also be adversely impacted by global economic conditions, including any disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, geopolitical turmoil, and the ongoing conflict in Israel and any potential escalation or geographic expansion of such conflict, which could heighten other risks identified in this report. We cannot assure that additional funds will be available when we need them on terms that are acceptable to us or at all. If we raise additional funds by issuing equity securities, including pursuant to our Amended Distribution Agreement (as may be further amended from time to time, and as discussed below), substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drug candidates or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures, or licensing arrangements.
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
There is no assurance that the results of the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for coramitug, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trials for PRX012, and the Phase 1 clinical trial for PRX019 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we, or our partners (as applicable), will encounter problems with the Phase 3 clinical trial for birtamimab, the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for coramitug, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trials for PRX012, the Phase 1 clinical trial for PRX019, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon BMS with respect to further development of BMS-986446, including the Phase 2 clinical trial and any future clinical trial of that drug candidate.
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
Both before and after regulatory approval to market a particular drug candidate, adverse event reporting, manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record keeping, and reporting related to the product are subject to extensive, ongoing regulatory requirements. These requirements include submissions of safety and other post-

marketing information and reports, as well as continued compliance with current good manufacturing practice (“cGMP”) requirements and current good clinical practice (“cGCP”) requirements for any clinical trials that we conduct. Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or not previously observed in clinical trials, or problems with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA, the EMA, or other comparable regulatory authorities could subject us to administrative or judicially imposed sanctions, including:
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
Moreover, President Biden signed into law the Inflation Reduction Act (IRA) on August 16, 2022, which allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS; and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has also taken steps to implement the IRA, including: on October 2, 2024, releasing final guidance outlining the process for the second round of price negotiations for products subject to the “maximum fair price” provision; on December 20, 2024, releasing a list of 64 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2025 to March 31, 2025; and on January 17, 2025, releasing a list of fifteen additional drugs covered under Medicare Part D subject to price negotiations during 2025. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA brought against the Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions, may affect our products and future profitability.
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
Catalent Pharma Solutions, LLC (“Catalent Pharma”) and Sharp Sterile Manufacturing, LLC (“Sharp Sterile”) are our third-party manufacturers of clinical supplies of our drug candidate PRX012. We are dependent on Catalent Pharma and Sharp Sterile to manufacture these clinical supplies.
Lonza Ltd (“Lonza”) is our third-party manufacturer of clinical supplies of our drug candidate PRX019. We are dependent on Lonza to manufacture these clinical supplies.
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
In addition, the strength of patents in the biotechnology and pharmaceutical field can be uncertain, and evaluating the scope of such patents involves complex legal, factual, and scientific analyses and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us or our affiliates. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our programs and product candidates. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office (the “USPTO”) for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and non-U.S. patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use.. We cannot be certain that the claims in our patent applications covering composition-of-matter of our drug candidates will be considered patentable by the USPTO and courts in the U.S. or by the patent offices and courts in other countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such drug candidates are commercialized. Even if patents covering our drug candidates are obtained, once a patent covering a drug candidate has expired, we may be open to competition, including biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours. Our patents issued as of December 31, 2024, are anticipated to expire on dates ranging from 2025 to 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of December 31, 2024, the resulting patents are projected to expire on dates ranging from 2025 to 2045. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each first regulatory review period for a product, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our Amended Distribution Agreement, as may be further amended from time to time, and as discussed below), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2024, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 15,332,174.
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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2024. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for the current taxable year or any future taxable year.
We may not be able to successfully maintain our tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries or offices in Ireland and the U.S. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service agreements. However, changes in tax laws or interpretations thereof in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the IRS and the Irish Revenue Commissioners (“Irish Revenue”), actively audit and otherwise challenge these types of arrangements, and have done so in our industry. We are subject to reviews and audits by the IRS, Irish Revenue and other taxing authorities from time to time, and the IRS, Irish Revenue or other taxing authorities may challenge our structure and inter-group arrangements. The Company’s U.S. subsidiaries are currently under examination by the IRS for the tax year 2021. Responding to or defending against challenges from taxing authorities may be expensive and time consuming, and may divert management’s time and focus away from operating our business. We cannot predict whether and when taxing authorities will conduct an audit, challenge our tax structure or the cost involved in responding to any such audit or challenge. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, all of which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. In addition to the impact of changes in tax laws, our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes and accounting guidance and other regulatory, legislative or judicial developments changes in tax rates, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets.
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
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a ratified treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters with Ireland. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on federal or state securities laws, would not automatically be enforceable in Ireland.
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
Although we do not currently anticipate paying cash dividends, if we were to do so in the future, an Irish dividend withholding tax (currently at a rate of 25%) may arise. A number of exemptions from Irish dividend withholding tax exist such that shareholders resident in the U.S. and shareholders resident in other countries that have entered into a double taxation treaty with Ireland may be entitled to exemptions from Irish dividend withholding tax subject to the completion of certain dividend withholding tax declaration forms.
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
Oversight of Risks Related to Cybersecurity Threats
Both our Board of Directors and members of our management team are responsible for oversight of risks related to cybersecurity threats. Our Audit Committee reviews our major risk exposures, including risks related to cybersecurity threats. Our Head of IT, who reports to our Chief Legal Officer, is primarily responsible for assessing and managing risks related to cybersecurity threats. Our Head of IT has approximately 30 years of experience managing IT systems for organizations similarly situated to ours. As set forth in the IT Security Incident Response Plan, the Chief Legal Officer and the Head of Human Resources would be informed of any cybersecurity incident, and depending on the severity of the cybersecurity incident, many other functions of the management team would be informed as well. At the discretion of the Chief Legal Officer, the Audit Committee would be informed of a cybersecurity incident. Additionally, our Head of IT presents an annual report, which sets forth risks related to cybersecurity threats, to the Audit Committee and is available to the committee to discuss any aspect of the report.
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

In Dublin, Ireland, we occupy approximately 920 square feet of office spaces under two leases which expire on July 31, 2025.

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
Holders
There were approximately 5,177 shareholders of record of our ordinary shares as of February 20, 2025. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Performance Graph(1)
The following graph shows a comparison from December 31, 2019, through December 31, 2024, of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Prothena Corporation plc	$100	$76	$312	$381	$230	$87
Nasdaq Composite Index	$100	$144	$174	$117	$167	$215
Nasdaq Biotechnology Index	$100	$126	$125	$111	$115	$114
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

Contracts with Multiple Performance Obligations

Significant judgment is required to apply the authoritative accounting guidance at the outset of a collaboration arrangement, and over time. Our Collaboration Agreement with BMS and our License Agreement with Roche contain multiple performance obligations. In the identification of performance obligations, there is judgment involved in identifying the promised goods or services in the collaboration agreement, determining whether these are distinct in the context of the contract, and determining if these represent a performance obligation to a customer. These determinations are highly subjective and can differ between arrangement based on specific contractual terms. The identified performance obligations will impact most significantly the timing of revenue recognition, and is a point-in-time assessment performed at the outset of a collaboration arrangement. We account for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of each of BMS and Roche and their respective sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.

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

At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, we evaluate whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method, which includes judgment. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by Prothena) is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. In general, we consider such milestone payments as variable consideration with constraint and therefore we recognize the revenue from such milestone payments as collaboration revenue at point in time when we can conclude it is probable that a significant revenue reversal will not occur in future periods.

Research and Development
We expense R&D costs as incurred. R&D expenses include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing prior to FDA approval and third-party service fees, including clinical research organizations, investigative sites and contract manufacturing organizations. A significant portion of our research and development expenses in the Consolidated Statements of Operations are external costs, which we track on a program-specific basis when the applicable program was separately tracked in preclinical development. These research and development expenses include the conduct of preclinical studies and clinical trials, contract manufacturing activities and consulting services. The measurement of these research and development costs and/or effort can impact the research and development expenses in the Consolidated Statements of Operations and of prepaid assets and accrued liabilities on the

Consolidated Balance Sheets. The level of judgment required to estimate research and development expenses varies based on the nature of the services being performed and the underlying support obtained. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. We recognize costs for contract manufacturing based on evaluation of the progress to completion of specific tasks. As such, expense accruals related to clinical trials and contract manufacturing are recognized based on our estimate of the degree of completion of the events specified in the specific clinical study or trial contract or drug development and manufacturing contract, respectively. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, we adjust our accrued estimates. These estimates are based on certain assumptions and inputs that can be challenging to assess, including the evaluation of the status of and costs incurred for manufacturing activities, outsourced research and development programs and project milestones achieved. Although we do not expect our estimates to be materially different from amounts actually incurred, incomplete or inaccurate data from vendors could impact our understanding of the status and timing of services performed which could result in us reporting expenses that are too high or too low in any particular period.
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
The information contained in Note 2 to the Consolidated Financial Statements under the headings “Recently Issued Accounting Pronouncements Not Yet Adopted” and “Recently Adopted Accounting Pronouncement - Segment Reporting” are hereby incorporated by reference into this Part II, Item 7.
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Collaboration revenue	$135,107	$91,320	$43,787	48%
Revenue from license and intellectual property	50	50	—	—%
Total revenue	$135,157	$91,370	$43,787	48%
Total revenue was $135.2 million and $91.4 million for the years ended December 31, 2024, and 2023, respectively.
Collaboration revenue from BMS increased $43.8 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. Collaboration revenue from BMS for 2024 included recognition of $110.1 million from the PRX019 Global License Agreement and related development services and $25.0 million was related to BMS’s material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target that expired unexercised as a result of the expiration of the research term of the Collaboration Agreement. Collaboration revenue from BMS for 2023 included recognition of $91.3 million from the Tau Global License Agreement and related development services. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the year ended December 31, 2024 was $50,000 compared to $50,000 for the year ended December 31, 2023. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information.
Assuming no significant change in our business, we expect our 2025 revenue to decline over the prior year as our 2024 revenue was primarily comprised of nonrecurring revenue.

Operating Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Research and development	$222,519	$220,571	$1,948	1%
General and administrative	67,199	61,835	5,364	9%
Total operating expenses	$289,718	$282,406	$7,312	3%
Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $289.7 million and $282.4 million for the years ended December 31, 2024, and 2023, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab, BMS-986446 (PRX005), PRX012, PRX123, PRX019 and preclinical activities related to our discovery programs.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and consulting expenses.
Research and Development Expenses
Our R&D expense increased by $1.9 million for the year ended December 31, 2024, compared to the prior year. The increase for the year ended December 31, 2024, was primarily due to higher clinical trial expenses primarily related to the PRX012 and birtamimab programs, higher personnel expenses; offset in part by lower manufacturing expense and lower other R&D expenses.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial), which were birtamimab, prasinezumab, coramitug, BMS-986446 (PRX005), PRX012, PRX019 and other R&D expenses for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Birtamimab (NEOD001)	$85,649	$68,831
Prasinezumab (PRX002/RG7935)	49	34
Coramitug (NNC6019/PRX004)(1)	4	91
BMS-986446 (PRX005)	264	10,063
PRX012	116,359	102,767
PRX019(2)	5,035	7,703
Other R&D(3)	15,159	31,082
Total research and development	$222,519	$220,571

(1)     On July 8, 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including the clinical stage antibody coramitug (PRX004). Expenses incurred relate to certain close out activities and transition services provided to Novo Nordisk.
(2)     R&D costs include the costs incurred from the date when PRX019 was separately tracked in preclinical development.
(3)     Other R&D is comprised primarily of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial and close out costs for programs that we are no longer advancing.
General and Administrative Expenses
Our G&A expenses increased by $5.4 million, for the year ended December 31, 2024, compared to the prior year primarily due to higher personnel expense.

Other Income (Expense)

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Interest income	$25,816	$31,014	$(5,198)	(17)%
Other income (expense), net	(185)	(458)	273	(60)%
Total other income (expense), net	$25,631	$30,556	$(4,925)	(16)%

Interest income decreased by $5.2 million for the year ended December 31, 2024, compared to the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates and lower cash and money market balances.

Other income (expense), net for the year ended December 31, 2024, was primarily foreign exchange losses from transactions with vendors denominated in euros.
Provision for (benefit from) Income Taxes

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Benefit from income taxes	$(6,620)	$(13,452)	$6,832	(51)%

The benefit from income taxes decreased by $6.8 million for the year ended December 31, 2024, compared to the same period in the prior year. The decline in benefit from income taxes for the year ended December 31, 2024, compared to the prior year, was primarily due to a lower increase in deferred tax assets related to Section 174 R&D Capitalization.
The tax provisions for all periods presented primarily reflect U.S. federal taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company. No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
Comparison of the years ended December 31, 2023 and 2022
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2023 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources
Overview

	December 31,
	2024	2023
	(Dollars in thousands)
Working capital	$436,911	$582,391
Cash and cash equivalents	$471,388	$618,830
Total assets	$547,108	$696,382
Total liabilities	$60,182	$135,017
Total shareholders’ equity	$486,926	$561,365
Working capital was $436.9 million as of December 31, 2024, a decrease of $145.5 million from working capital of $582.4 million as of December 31, 2023. This decrease in working capital during the year ended December 31, 2024, was primarily attributable to cash use of $289.7 million for operating expenses (adjusted to exclude non-cash charges) offset in part by $80.0 million option exercise payment from BMS, interest income on investments of $25.8 million, and net proceeds received from stock option exercises of approximately $1.9 million.

As of December 31, 2024, we had $471.4 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents at December 31, 2024 are sufficient to meet our obligations for at least the next twelve months. To operate beyond such period, or if we elect to increase our spending on research and development programs significantly above current long-term plans or enter into potential licenses and/or other acquisitions of complementary technologies, products or companies, we may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional capital. We expect to continue to finance future capital needs that exceed our existing cash and cash equivalents, payments pursuant to our agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaboration agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans, including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.
In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of December 31, 2024, $265.3 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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

Our cash and cash equivalents may also be potentially supplemented in the future by proceeds from our collaboration partners BMS (formerly Celgene), Roche and milestone payments from Novo Nordisk. Pursuant to the Collaboration Agreement with Roche, we are eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Roche License Agreement for more information. Pursuant to the Collaboration Agreement with BMS, we are eligible to receive payments for commercial and regulatory milestones and royalties on net sales of Collaboration Products. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information. Pursuant to the share purchase agreement with Novo Nordisk, we are eligible to receive development and sales milestone payments. See Note 7, “Significant Agreements” to our Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(150,050)	$(133,906)	$(108,821)
Net cash used in investing activities	(298)	(2,773)	(464)
Net cash provided by financing activities	1,554	45,103	241,457
Net increase (decrease) in cash, cash equivalents and restricted cash	$(148,794)	$(91,576)	$132,172

Cash Used in Operating Activities
Net cash used in operating activities was $150.1 million for the year ended December 31, 2024, which was primarily due to ongoing research and development activities and general and administrative expenses to support those activities for a total of $289.7 million in operating expenses (adjusted to exclude non-cash charges of approximately $40.2 million) partially offset by $80.0 million option exercise payment from BMS, interest income on investments of $25.8 million, and cash from collection of accounts receivable of $5.2 million.
Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million for the year ended December 31, 2024, which primarily consisted of expenditures to purchase property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $1.6 million for the year ended December 31, 2024, primarily from proceeds from issuances of ordinary shares upon exercises of stock options of $1.9 million.

Years ended December 31, 2023 and 2022

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our 2023 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2023 and 2022.
Off-Balance Sheet Arrangements
At December 31, 2024, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of December 31, 2024, consisted of minimum cash payments under operating leases of $12.1 million, purchase obligations of $12.7 million (of which $1.8 million is included in current liabilities), and contractual obligations under license agreements of $0.3 million (of which nil is included in current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Consolidated Financial Statements.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, we entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. In April 2024, we renewed both leases, each for another one year term with termination dates in July 2025. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by us. We do not consider the renewals in the lease term as we do not believe it to be reasonably certain that we will renew these leases, as our real estate needs are subject to change based on our business needs.

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $12.0 million remains outstanding as of December 31, 2024.

The following is a summary of our contractual obligations as of December 31, 2024 (in thousands):

	Total	2025	2026	2027	2028	Thereafter
Operating leases (1)	$12,129	$3,179	$3,158	$3,269	$2,523	$—
Purchase obligations (2)	12,729	12,633	96	—	—	—
Contractual obligations under license agreements	274	64	60	60	45	45
Total	$25,132	$15,876	$3,314	$3,329	$2,568	$45

(1) See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.
(2) Purchase obligations as of the filing date includes additional $2.1 million purchase commitments to our contract manufacturers.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2025 net cash used in operating and investing activities to be approximately $168 million to $175 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business including the effect of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in euros. We recorded losses on foreign currency exchange rate differences of approximately $185,000, $458,000 and $397,000 during the years ended December 31, 2024, 2023 and 2022, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the euro and other such currencies strengthen against the U.S. dollar.
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
In the future, we anticipate that our exposure to interest rate risk will primarily be related to our investment portfolio, which is currently invested in money market accounts. We may invest any surplus funds in accordance with a policy approved by our board of directors which will specify the categories, allocations, and ratings of securities we may consider for investment. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating requirements. Our investment policy also specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of accrued research and development costs and related prepaid expenses

As discussed in Notes 2 and 4 to the consolidated financial statements, research and development costs are expensed by the Company as incurred. As of December 31, 2024, the Company recognized accrued research and development costs of $13.4 million and prepaid research and development expenses of $12.0 million. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors, including contract research organizations, on their actual costs incurred. Expense accruals related to clinical trials are recognized based on the Company’s estimate of the degree of completion of the events specified in the specific clinical study or trial contract. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development.

We identified the evaluation of certain prepaid and accrued research and development costs relating to contract research organizations and investigative sites as a critical audit matter. Complex and subjective auditor judgment was involved in evaluating the estimated degree of completion of the events specified in the specific clinical study or trial contract used to determine certain prepaid and accrued research and development costs due to the nature and extent of evidence available.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to prepaid and accrued research and development costs. This included a control related to the estimated degree of completion of the events specified in the specific clinical study or trial contract. For a sample of certain prepaid and accrued research and development costs, we agreed the amount, duration and any key terms to the underlying contract. We examined underlying documentation and third-party evidence from contract research organizations and compared them to the inputs used in developing the estimated degree of completion of the events specified in the specific clinical study or trial contract. In addition, we inquired of the individuals who are responsible for monitoring and tracking the status of the clinical trials to understand the degree of completion of the reported activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

San Francisco, California
February 27, 2025

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$471,388	$618,830
Accounts receivable	—	5,159
Prepaid expenses and other current assets	14,024	13,941
Restricted cash, current	—	1,352
Total current assets	485,412	639,282
Non-current assets:
Property and equipment, net	3,081	3,836
Operating lease right-of-use assets	10,708	12,162
Deferred tax assets	43,239	33,893
Restricted cash, non-current	860	860
Other non-current assets	3,808	6,349
Total non-current assets	61,696	57,100
Total assets	$547,108	$696,382
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,770	$25,391
Accrued research and development	13,428	14,724
Deferred revenue, current	8,850	—
Lease liability, current	2,610	1,114
Other current liabilities	15,843	15,662
Total current liabilities	48,501	56,891
Non-current liabilities:
Deferred revenue, non-current	3,448	67,405
Lease liability, non-current	8,233	10,721
Total non-current liabilities	11,681	78,126
Total liabilities	60,182	135,017
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2024 and 2023
Issued and outstanding shares — none at December 31, 2024 and 2023
Ordinary shares, $0.01 par value:	538	537
Authorized shares — 100,000,000 at December 31, 2024 and 2023
Issued and outstanding shares — 53,826,982 and 53,682,117 at December 31, 2024 and 2023, respectively
Additional paid-in capital	1,588,729	1,540,859
Accumulated deficit	(1,102,341)	(980,031)
Total shareholders’ equity	486,926	561,365
Total liabilities and shareholders’ equity	$547,108	$696,382

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$135,107	$91,320	$13,855
Revenue from license and intellectual property	50	50	40,050
Total revenue	135,157	91,370	53,905
Operating expenses:
Research and development	222,519	220,571	135,562
General and administrative	67,199	61,835	49,900
Total operating expenses	289,718	282,406	185,462
Loss from operations	(154,561)	(191,036)	(131,557)
Other income (expense):
Interest income	25,816	31,014	6,349
Other expense, net	(185)	(458)	(397)
Total other income, net	25,631	30,556	5,952
Loss before income taxes	(128,930)	(160,480)	(125,605)
Benefit from income taxes	(6,620)	(13,452)	(8,656)
Net loss	$(122,310)	$(147,028)	$(116,949)
Basic and diluted net loss per ordinary share	$(2.27)	$(2.76)	$(2.47)
Shares used to compute basic and diluted net loss per share	53,772	53,216	47,369

See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(122,310)	$(147,028)	$(116,949)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	893	928	744
Share-based compensation	45,964	40,914	31,322
Deferred income taxes	(9,346)	(15,689)	(11,133)
Reduction in the carrying amount of right-of-use assets	2,692	7,484	5,997
Loss on disposal of fixed assets	—	15	1
Changes in operating assets and liabilities:
Accounts receivable	5,159	(5,159)	—
Prepaid expenses and other assets	2,539	(2,537)	(10,809)
Deferred revenue	(55,107)	(29,330)	(13,855)
Accounts payable, accruals and other liabilities	(18,298)	22,855	11,865
Operating lease liabilities	(2,236)	(6,359)	(6,004)
Net cash used in operating activities	(150,050)	(133,906)	(108,821)
Investing activities
Purchases of property and equipment	(298)	(2,810)	(464)
Proceeds from disposal of fixed assets	—	37	—
Net cash used in investing activities	(298)	(2,773)	(464)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	20,689	172,583
Proceeds from issuance of ordinary shares in at-the market offering, net	(353)	2,894	51,033
Proceeds from issuance of ordinary shares upon exercise of stock options	1,907	21,520	17,841
Net cash provided by financing activities	1,554	45,103	241,457
Net increase (decrease) in cash, cash equivalents and restricted cash	(148,794)	(91,576)	132,172
Cash, cash equivalents and restricted cash, beginning of the year	621,042	712,618	580,446
Cash, cash equivalents and restricted cash, end of the year	$472,248	$621,042	$712,618

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$3,172	$1,554	$2,659

Supplemental disclosures of non-cash investing and financing activities
Receivable from option exercises	$—	$—	$62
Acquisition of property and equipment included in accounts payable and accrued liabilities	$75	$237	$—
Right-of-use assets obtained in exchange for lease obligations	$217	$3,810	$151
Reclassification of prepaid lease payments to right-of-use assets upon lease commencement	$—	$7,763	$—
At-the market offering costs included in accounts payable and accrued liabilities	$—	$6	$13
Public offering costs included in accounts payable and accrued liabilities	$—	$—	$220

See accompanying Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$471,388	$618,830	$710,406
Restricted cash, current	—	1,352	—
Restricted cash, non-current	860	860	2,212
Total cash, cash equivalents and restricted cash, end of the year	$472,248	$621,042	$712,618

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	46,660,294	$466	$1,181,630	$(716,054)	$466,042
Share-based compensation	—	—	31,322	—	31,322
Issuance of ordinary shares upon exercise of stock options	1,282,086	14	17,876	—	17,890
Issuance of ordinary shares in public offering, net of issuance costs of $11.3 million	3,250,000	32	172,331	—	172,363
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $1.7 million	911,228	9	51,365	—	51,374
Net loss	—	—	—	(116,949)	(116,949)
Balances at December 31, 2022	52,103,608	521	1,454,524	(833,003)	622,042
Share-based compensation			40,914		40,914
Issuance of ordinary shares upon exercise of stock options	1,135,302	12	21,445	—	21,457
Issuance of ordinary shares upon vesting of restricted stock units	5,750	—	—	—	—
Issuance of ordinary shares in public offering, net of issuance costs of $1.4 million	395,096	4	20,905	—	20,909
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $153 thousand	42,361	—	3,071	—	3,071
Net loss	—	—	—	(147,028)	(147,028)
Balances at December 31, 2023	53,682,117	537	1,540,859	(980,031)	561,365
Share-based compensation			45,964		45,964
Issuance of ordinary shares upon exercise of stock options	125,615	1	1,906		1,907
Issuance of ordinary shares upon vesting of restricted stock units	19,250	—	—		—
Net loss				(122,310)	(122,310)
Balances at December 31, 2024	53,826,982	$538	$1,588,729	$(1,102,341)	$486,926

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
Liquidity and Business Risks
As of December 31, 2024, the Company had an accumulated deficit of $1.1 billion and cash and cash equivalents of $471.4 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at December 31, 2024, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products the Company will need to raise substantial additional capital. The Company expects to continue to finance future capital needs that exceed its existing cash and cash equivalents from payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaborative agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” for more information). The Company cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to its shareholders.
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
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2024, the Company had $0.9 million of restricted cash held by a bank in certificates of deposit as collateral to standby letters of credit under certain operating leases. See Note 6, "Commitments and Contingencies" for additional information regarding the Company’s operating leases.
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
Property and Equipment, net
Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and leasehold improvements where the Company is deemed the accounting owner are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset	Estimated Useful Life
Machinery and equipment	4-7 years
Leasehold improvements	Shorter of expected useful life or lease term
Purchased computer software	4 years
Impairment of Long-lived Assets
The Company periodically evaluates its property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If such events or changes in circumstances arise, the Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors.

There were no impairment charges recorded during the years ended December 31, 2024, 2023 and 2022. See Note 4, “Composition of Certain Balance Sheet Items” for discussion on disposals.
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
When lease agreements also require the Company to make additional payments for taxes, insurance and other operating expenses incurred during the lease period, such payments are expensed as incurred. See Note 6, “Commitments and Contingencies,” which provides additional details on the Company's current lease arrangements. As of December 31, 2024 and 2023, the Company had no financing leases.
Operating leases are included in the operating lease right-of-use (“ROU”) assets, lease liability, current and lease liability, non-current in the Company's Consolidated Balance Sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of all lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The operating lease ROU assets also include any lease prepayments made and exclude lease incentives such as rent abatements and/or concessions and rent holidays. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably certain at lease inception. Tenant improvements made by the Company as a lessee in which they are deemed to be owned by the lessor are viewed as lease prepayments by the Company and included in the operating lease ROU assets upon commencement of the lease prior to which they are recorded as prepaid assets. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term as an operating expense. For lease agreements that include lease and non-lease components, such components are generally accounted for separately.
Revenue Recognition
The Company’s collaboration revenue includes revenue recognized under the Company’s Collaboration Agreement with BMS as well as revenue recognized for milestone payments and reimbursements under the Company’s License Agreement with Roche. The Company’s license and intellectual property revenue includes revenue from Novo Nordisk for the sale of intellectual property and related rights to the Company’s ATTR amyloidosis business and pipeline and milestones payments.
The Company analyzes its collaboration arrangements to assess whether they are financing arrangements within the scope of ASC 730 or as a collaboration arrangement pursuant to ASC 808, or whether such arrangements are reflective of a vendor-customer relationship and therefore within the scope of Topic 606. As of December 31, 2024, the Company has not had any arrangements outside the scope of Topic 606. The following describes the Company’s accounting treatment pursuant to Topic 606:
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

At contract inception, for contracts that contain multiple performance obligations, such as the Company’s Collaboration Agreement with BMS and the License Agreement with Roche, the Company accounts for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of each of BMS and Roche and their respective sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.
Revenue is recognized only when the Company satisfies an identified performance obligation by transferring a promised good or service to a customer (in the Company’s case, BMS and Roche). An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer.
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
At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, the Company evaluates whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. The Company considers such milestone payments as variable consideration with constraint and therefore recognizes the revenue from such milestone payments as collaboration revenue at point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
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
There can be judgment involved in measuring the research and development expenses to be recognized in a particular period. The level of judgment varies based on the nature of the services being performed and the underlying support obtained. The Company recognizes costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by our vendors on their actual costs incurred. For certain clinical trials, expense is recorded based on information obtained from vendors as an intermediary to those performing the underlying services, such as contract research organizations. These estimates are inherently more judgmental because the quality and availability of the underlying data may vary. The Company recognizes costs for contract manufacturing based on evaluation of the progress to completion of specific tasks. The objective of the Company’s accrual policy is to match the recording of the expenses in the Consolidated Financial Statements to the actual services the Company has received and efforts expended by our vendors. As such, expense accruals related to clinical trials and contract manufacturing are recognized based on the Company’s estimate of the degree of completion of the events specified in the specific clinical study or trial contract or drug development and manufacturing contract, respectively. The Company does not make significant estimates where costs incurred are supported by invoices or reports of costs incurred are obtained from a vendor that is directly performing the underlying services, such as a consultant or contract manufacturing organization. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the Consolidated Financial Statements as prepaid or accrued research and development. Amounts due may be fixed fee, fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables. Nonrefundable advance payments for goods and services that will be used or received in future research and development activities are deferred and recognized as expense in the period in which the related goods are delivered or services are performed.
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
Concentration of Risks
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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in euros. The Company recorded losses on foreign currency exchange rate differences of approximately $185,000, $458,000 and $397,000 during the years ended December 31, 2024, 2023 and 2022, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.
As of December 31, 2024, and 2023, $3.1 million and $3.8 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. This guidance will be effective for the Company’s annual period ending December 31, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.

On March 6, 2024, the SEC issued final rule, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”, which requires registrants to disclose material climate-related risks, including descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants strategy, business model and outlook and any material climate-related targets or goals. The rule requires these climate-related information to be disclosed in registration statements and annual reports. Registrants will also need to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. In addition, accelerated and large accelerated filers will need to disclose Scope 1 and Scope 2 greenhouse gas (GHG) emissions, if material, which will be subject to third-party assurance. The Company would be required to comply with the rule in fiscal year beginning January 1, 2025 for all disclosures other than the compliance with quantitative and qualitative disclosure requirements of material expenditures and material impacts on financial estimates that directly result from (1) activities to mitigate or adapt to the climate-related risks, (2) targets or goals and (3) transition plans will be required beginning fiscal year 2026. The Company’s other compliance dates are the following: 1) Scope 1 and Scope 2 GHG emissions - fiscal year beginning January 1, 2026; Limited assurance - fiscal year beginning January 1, 2029; Reasonable assurance - fiscal year beginning January 1, 2033; and Electronic tagging - fiscal year beginning January 1, 2026. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures. On April 4, 2024, the Securities and Exchange Commission (SEC) voluntarily stayed implementation of its recently adopted Climate Disclosure Rules.
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
Recently Adopted Accounting Pronouncement - Segment Reporting
On November 27, 2023, FASB issued Accounting Standards Update 2023-07 ("ASU 2023-07"), Segment Reporting - Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss and other segment items on an annual and interim basis. The guidance also requires public entities to provide all disclosures about reportable segment’s profit or loss and assets in interim periods that are currently required annually. Public entities with a single reportable segment have to provide all disclosures required by Accounting Standards Codification (ASC) 280, Segment Reporting including the significant segment expense disclosures. The guidance is applied retrospectively to all periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 during its fiscal year ended December 31, 2024. For the purpose of the adoption of ASU 2023-07, the Company performed an evaluation of financial information regularly reviewed by the Company’s CODM for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. Financial information provided to and used by the CODM is consistent with the Company’s consolidated GAAP financial statements including its Consolidated Statements of Operations that includes the Company’s consolidated profit and loss.
Segment Information
The Company currently manages its operations as a single segment focused on the discovery and development of novel therapies to treat diseases caused by protein dysregulation. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. All clinical programs are included in one operating segment because the majority of the Company’s clinical programs have similar economic and other characteristics, including the nature of the clinical programs and production processes, and regulatory environment.
Consistent with the Company’s operational structure, the chief executive officer, as the CODM, manages and allocates resources at the global corporate level using consolidated, single-segment GAAP financial statement reported profit and loss and consolidated budget and forecast information for purpose of evaluating performance, allocating resources, setting incentive targets, and planning and forecasting future periods. Managing and allocating resources at the global corporate level enables the CODM to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a clinical program basis. The Company is not organized by market and is managed and operated as one business.

As a single reportable segment entity the determined measure of profit or loss is the Company’s consolidated net income (loss). Consolidated asset information for the Company’s single-segment is presented in the Company’s consolidated Balance Sheet.
The following table sets forth significant research and development (“R&D”) expenses by program as regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2024	2023	2022
Birtamimab (NEOD001)	$85,649	$68,831	$49,312
BMS-986446 (PRX005)	264	10,063	14,444
PRX012	116,359	102,767	41,990
PRX019	5,035	7,703	9,117
Other R&D	15,212	31,207	20,699
Total research and development	$222,519	$220,571	$135,562

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $440.3 million and $589.9 million in money market funds included in cash and cash equivalents at December 31, 2024, and 2023, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid R&D expenses	$12,029	$10,998
Prepaid G&A expenses	830	803
Other	1,165	2,140
Prepaid and other current assets	$14,024	$13,941

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$9,137	$9,019
Purchased computer software	2,252	2,232
	11,389	11,251
Less: accumulated depreciation and amortization	(8,308)	(7,415)
Property and equipment, net	$3,081	$3,836
Depreciation expense was $0.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Payroll and related expenses	$14,468	$13,245
Professional services	445	288
Other	930	2,129
Other current liabilities	$15,843	$15,662

5.Net Loss Per Ordinary Share

Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(122,310)	$(147,028)	$(116,949)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations	53,772	53,216	47,369
Net loss per share:
Basic and diluted net loss per ordinary share	$(2.27)	$(2.76)	$(2.47)
Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2024, 2023 and 2022, and therefore diluted net loss per share is equal to basic net loss per share.

The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options to purchase ordinary shares	11,107	9,866	9,480
Restricted Stock Units (RSU)	6	25	23
Total	11,113	9,891	9,503

6.Commitments and Contingencies
Lease Commitments
As of December 31, 2024, the Company currently has four leases relating to its facilities in the United States and Dublin, Ireland.

South San Francisco Facility
The Company had a noncancelable operating sublease (the “SSF Lease”) covering 128,751 square feet of office and laboratory space in South San Francisco, California, U.S. (the “SSF Facility”), which expired on December 31, 2023.

Total operating lease cost was nil, $6.3 million and $6.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total cash paid against the operating lease liability was nil, $6.5 million, and $6.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company obtained a standby letter of credit which could be drawn down by the sublandlord in the event the Company failed to fully and faithfully perform all of its obligations under the SSF Lease and to compensate the sublandlord for all losses and damages the sublandlord may have suffered as a result of the occurrence of any default on the part of Company not cured within the applicable cure period. This standby letter of credit was collateralized by a certificate of deposit of the same amount which was classified as restricted cash as of December 31, 2023. The remaining standby letter of credit amount of $1.4 million was released to the Company in May 2024.

Sub-Sublease of South San Francisco Facility

The Company had a Sub-Sublease Agreement (the “Sub-Sublease”) with Assembly Biosciences, Inc. covering approximately 46,641 square feet of office and laboratory space of the SSF Facility. The Sub-Sublease expired on December 15, 2023, in connection with the expiration of the SSF Lease. The Sub-Sublease was considered an operating lease under ASC 842. For the years ended December 31, 2024, 2023 and 2022, the Company recorded nil, $2.8 million, and $2.9 million respectively, of sub-lease rental income as an offset to its operating expenses.

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

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of December 31, 2024, the Brisbane Sublease has a remaining lease term of 3.8 years.

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

The Company was entitled to an improvement allowance of up to $9.3 million, to be used for costs incurred by the Company to construct certain improvements to the Brisbane Facility and to prepare for the Company's occupancy of the Brisbane Facility. As of December 31, 2024, all of the $9.3 million improvement allowance has been received from the Sublandlord and the Company is obligated to fund construction costs incurred in excess of the improvement allowance.

Total operating lease cost for the Brisbane Sublease was $3.2 million and $1.3 million for the year ended December 31, 2024 and 2023, respectively. Total cash paid against the operating lease liability was $2.7 million and $0.4 million for the year ended December 31, 2024 and 2023, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of December 31, 2024, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Consolidated Balance Sheets as of December 31, 2024 (in thousands):

Year Ended December 31,	Operating Leases
2025	3,179
2026	3,158
2027	3,269
2028	2,523
Thereafter	—
Total	$12,129
Less: Present value adjustment	(1,286)
Total lease liability	$10,843
Less: Lease liability, current	(2,610)
Lease liability, non-current	$8,233

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2024, and 2023.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2024, the Company had non-cancelable purchase commitments to suppliers for $12.7 million of which $1.8 million is included in current liabilities, and contractual obligations under license agreements of $0.3 million of which nil is included in current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2024 (in thousands):

	Total	2025	2026	2027	2028	Thereafter
Purchase Obligations (1)	$12,729	$12,633	$96	$—	$—	$—
Contractual obligations under license agreements	274	64	60	60	45	45
Total	$13,003	$12,697	$156	$60	$45	$45
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
Performance Obligations
As of December 31, 2024, and December 31, 2023, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.
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
At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of December 31, 2024 of $12.3 million is related to the outstanding PRX019 Phase 1 Clinical Trial Obligation (“PRX019 Phase 1 Clinical Trial Obligation”).
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

Upon entering into the PRX019 Global License Agreement, the Company granted BMS a Global License for the undisclosed/PRX019 Collaboration Target, which transferred control of such underlying Global License to BMS. Following execution of the PRX019 Global License Agreement, BMS paid the Company an $80.0 million option exercise fee. As the original contract contemplated a US and Global payment for $80.0 million and $55.0 million, respectively, and a new payment structure and only one license was agreed to, accordingly, the payment was accounted for under modification accounting. The Company concluded that the modification would be accounted for on a prospective basis as a termination of the existing contract and creation of a new contract. The Company computed the relative sales price for the identified remaining performance obligations consisting of the Global License for PRX019 and the PRX019 Phase 1 Clinical Trial Obligation. The transaction price consisted of the original allocated consideration for the US Right for PRX019 of $24.9 million, and original allocated consideration for the Global Right for PRX019 of $17.4 million (both computed at the inception of the Collaboration Agreement) plus the $80.0 million option exercise fee to arrive at the total transaction price of approximately $122.4 million. This total transaction price was allocated using the relative sales price method between the PRX019 Global License Obligation and the PRX019 Phase 1 Clinical Trial Obligation.

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

Revenue and Expense Recognition

Collaboration revenue from BMS was $135.1 million, $91.3 million and $13.9 million for the year ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, collaboration revenue included recognition of $110.1 million for the transfer of the PRX019 Global License and partial performance of the PRX019 Phase 1 Clinical Trial Obligation. In addition, the material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target of $14.6 million and $10.4 million, respectively, expired unexercised on May 24, 2024 as a result of the expiration of the research term of the Collaboration Agreement. Accordingly, $25.0 million of deferred revenue was recognized as revenue on May 24, 2024.
Collaboration revenue for the year ended December 31, 2023 included recognition of $72.9 million for the Tau Global License Obligation ($55.0 million tau global option exercise fee and $17.9 million of deferred revenue recognized for the Global Right for the tau Collaboration Product), $4.7 million under a supply agreement with BMS and the remainder was primarily recognized for Tau US Development Services Obligation. Collaboration revenue for the year ended December 31, 2022, included recognition of $13.9 million for Tau US Development Services Obligation.
As of December 31, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $12.3 million. The Company had nil and $5.2 million accounts receivable from BMS at December 31, 2024, and December 31, 2023, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the fiscal year was $67.4 million and the $80.0 million global exercise fee was added during 2024. During the year ended December 31, 2024, $110.1 million of deferred revenue was recognized as collaboration revenue related to the PRX019 Global License and Phase 1 Clinical Trial Obligation performed, and $25.0 million was recognized for TDP-43 Collaboration Target which expired unexercised. As of December 31, 2024, the total deferred revenue balance of $12.3 million relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation of which $8.9 million, and $3.4 million remained in current and non-current deferred revenue, respectively. The deferred revenue balance will be recognized as revenue over the remaining service period.
Milestone and Royalties Accounting
Under the Tau Global License Agreement, the Company is eligible to receive milestone payments of up to $187.5 million upon the achievement of certain specified regulatory milestones and milestone payments of up $375.0 million upon the achievement of certain specified commercial sale milestones. Under the PRX019 Global License Agreement, the Company is eligible to receive milestone payments of up to $242.5 million upon the achievement of certain specified development and regulatory milestones and milestone payments of up $375.0 million upon the achievement of certain specified commercial sale milestones. Milestone payments are evaluated under ASC Topic 606. Factors considered in this determination included scientific and regulatory risk that must be overcome to achieve each milestone, the level of effort and investment required to achieve the milestone, and the monetary value attributed to the milestone. Accordingly, the Company estimates payments in the transaction price based on the most likely approach, which considers the single most likely amount in a range of possible amounts related to the achievement of these milestones. Additionally, milestone payments are included in the transaction price only when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company excluded the milestone payments and royalties in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments and royalties will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the years ended December 31, 2024, 2023 and 2022, respectively.

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
Revenue Recognition
Total revenue recognized related to the transaction during the years ended December 31, 2024, 2023 and 2022 was nil, nil and $40.0 million, respectively. The Company had no accounts receivable from Novo Nordisk as of December 31, 2024, and 2023, respectively.

8.Shareholders' Equity

Ordinary Shares

As of December 31, 2024, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,826,982 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of December 31, 2024, 15,332,174 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.

Euro Deferred Shares

As of December 31, 2024, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2024. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
For the years ended December 31, 2023, and 2022 the Company sold and issued 42,361 and 911,228 ordinary shares, respectively, pursuant to the December 2021 Distribution Agreement under the December 2021 Prospectus. For the years ended December 31, 2023, and 2022, total gross proceeds were approximately $3.2 million and $53.1 million, respectively, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.1 million and $1.7 million, respectively.
The December 2021 Prospectus was no longer effective as of March 23, 2024. As of March 23, 2024, the Company had sold and issued 953,589 ordinary shares pursuant to the December 2021 Distribution Agreement under the December 2021 Prospectus for total gross proceeds of approximately $56.3 million before deducting underwriting discounts, commissions, and other offering expenses paid by the Company of $1.8 million.
In February 2024, the Company amended the Equity Distribution Agreement that it entered into in December 2021 (the “Amended Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with amending the Amended Distribution Agreement, on February 22, 2024, the Company filed with the SEC a prospectus relating to the offer, issuance, and sale of up to $250.0 million of the Company’s ordinary shares (the “February 2024 Prospectus”) pursuant to the Amended Distribution Agreement. For the year ended December 31, 2024, the Company sold and issued no ordinary shares pursuant to the Amended Distribution Agreement under the February 2024 Prospectus.
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
In May 2024, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of December 31, 2024, the number of ordinary shares authorized under the 2018 LTIP was 16,620,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of December 31, 2024, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 341,584 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSUs vest over two years. As of December 31, 2024, 4,218,801 ordinary shares remained available for grant under its equity plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022, was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of December 31, 2024 was 7%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at December 31, 2024, is $74.5 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.54 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$20,931	$19,211	$14,805
General and administrative	25,033	21,703	16,517
Total share-based compensation expense	$45,964	$40,914	$31,322
The Company recognized tax benefits from share-based awards of $8.3 million, $7.2 million, and $5.8 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
The fair value of the options granted to employees and non-employee directors during the years ended December 31, 2024, 2023 and 2022 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table.

	Year Ended December 31,
	2024			2023			2022
Expected volatility*	74.5%	-	78.6%	76.4%	-	90.1%	82.1%	-	86.0%
Risk-free interest rate*	3.5%	-	4.7%	3.5%	-	4.8%	1.5%	-	4.2%
Expected dividend yield	—%			—%			—%
Expected life (in years)*	4.6	-	5.7	4.4	-	5.4	6.0	-	6.0
Weighted average grant date fair value	$18.69			$37.32			$23.43
_____________
*The presentation of the expected volatility, risk-free interest rate, and expected life for 2023 and 2022 has been revised to present as range of values to conform to the current year presentation.

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,866,337	$29.06	6.60	$118,447
Granted	2,288,450	28.69
Exercised	(125,615)	15.19
Forfeited	(524,505)	36.44
Expired	(397,294)	31.70
Outstanding at December 31, 2024	11,107,373	$28.70	6.16	$3,401
Vested and expected to vest at December 31, 2024	10,827,212	$28.52	6.09	$3,401
Exercisable at December 31, 2024	7,546,069	$25.17	4.99	$3,397
The total intrinsic value of options exercised was $1.3 million, $52.1 million, and $49.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, determined as of the date of exercise.

The following table summarizes the activity and related information for RSUs during the year ended December 31, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	25,250	$58.01	1.09	$918
Units Granted	—	—
Units Vested	(19,250)	59.95
Units Forfeited	—	—
Unvested at December 31, 2024	6,000	$51.80	0.71	$83
Unvested and expected to vest at December 31, 2024	5,699	$52.06	0.71	$79

The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). As of December 31, 2024, total compensation cost not yet recognized related to unvested RSUs was $0.1 million, which is expected to be recognized over a weighted-average period of 0.71 years. RSUs settle into ordinary shares upon vesting.

10. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Ireland	$(129,602)	$(153,920)	$(119,571)
U.S.	672	(6,560)	(6,034)
Loss before provision for income taxes	$(128,930)	$(160,480)	$(125,605)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$2,676	$2,200	$2,422
U.S. State	50	37	55
Ireland	—	—	—
Total current provision	$2,726	$2,237	$2,477
Deferred:
U.S. Federal	$(9,298)	$(15,647)	$(11,039)
U.S. State	(48)	(42)	(94)
Ireland	—	—	—
Total deferred benefit	$(9,346)	$(15,689)	$(11,133)
Benefit from income taxes	$(6,620)	$(13,452)	$(8,656)
The Company recorded a net tax shortfall (windfall) from stock option exercises of $1.0 million, $(3.5) million, and $(3.2) million for the years ended December 31, 2024, 2023 and 2022 respectively, all of which were recorded as part of its income tax provision in the Consolidated Statements of Operations.
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

	Year Ended December 31,
	2024	2023	2022
Taxes at the Irish statutory tax rate of 12.5%	$(16,116)	$(20,060)	$(15,700)
Income tax at rates other than applicable statutory rate	(5,594)	(7,072)	(2,338)
Change in valuation allowance	18,760	22,406	22,681
Share-based payments	7,533	615	518
Tax credits	(8,769)	(9,382)	(8,949)
Income not subject to tax	(2,560)	—	(5,000)
Other	126	41	132
Benefit from income taxes	$(6,620)	$(13,452)	$(8,656)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred tax assets as of December 31, 2024, and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$171,191	$156,046
Tax credits	23,968	23,728
Lease liabilities	2,424	2,686
Accruals and other	1,521	1,887
Capitalized R&D	33,951	25,067
Share-based compensation	11,810	9,364
Gross deferred tax assets	244,865	218,778
Valuation allowance	(198,869)	(181,713)
Net deferred tax assets	45,996	37,065
Deferred tax liability:
Operating lease right-of-use assets	(2,393)	(2,706)
Fixed Assets	(364)	(466)
Net deferred tax assets	$43,239	$33,893

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

For the year ended December 31, 2024, the Company recorded an increase in DTA of $9.3 million, primarily due to Section 174 R&D Capitalization requirements of $8.9 million. For the year ended December 31, 2023, the Company recorded an increase in DTA of $15.7 million, primarily due to Section 174 R&D Capitalization requirements of $14.5 million, which became effective in 2022.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that certain deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance of $198.9 million against its deferred tax assets as of December 31, 2024, primarily in relation to deferred tax assets arising from Irish net operating losses and Federal and California tax credits. The deferred tax assets recognized net of the valuation allowance, $43.2 million as of December 31, 2024, consisted predominantly of U.S. federal temporary differences. Due to expected future U.S. operating income, the Company expects to realize such deferred tax assets. The net increase of $17.2 million in the valuation allowance during the year ended December 31, 2024, was primarily due to Irish net operating losses.

As of December 31, 2024, certain of the Company’s Irish entities had trading loss carryovers of $1.2 billion and non-trading loss carryovers of $20.9 million, each of which can be carried forward indefinitely. Trading losses are available against income from the same trade/trades while non-trading losses (excess management expenses) are available against future investment income in the company in which they arise. In addition, as of December 31, 2024, the Company had state net operating loss carryforwards of approximately $128.9 million, which are available to reduce future taxable income, if any, for the Company’s U.S. subsidiary. If not utilized, the state net operating loss carryforward begins expiring in 2032.

The Company also has federal and California research and development credit carryforwards of $17.3 million and $22.1 million, respectively, at December 31, 2024. The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities. The federal research and development credit carryforwards will expire starting in 2042 if not utilized. The California tax credits can be carried forward indefinitely.

Cumulative unremitted earnings of the Company’s U.S. subsidiaries total approximately $247.4 million at December 31, 2024. The Company's U.S. subsidiaries' cash balances at December 31, 2024, are committed for its working capital needs and are considered to be indefinitely invested. As such, no provision for income tax has been recognized on undistributed earnings of the Company’s U.S. subsidiaries. The determination of a hypothetical unrecognized deferred tax liability as of December 31, 2024 is not practicable because of the complexity and variety of assumptions necessary to compute the tax.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2024	2023
Gross Unrecognized Tax Benefits at January 1	$13,354	$11,564
Additions for tax positions taken in the current year	2,201	2,355
Additions for tax positions taken in the prior year	—	—
Reductions for tax positions taken in the prior year	(128)	(565)
Gross Unrecognized Tax Benefits at December 31	$15,427	$13,354
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2024, would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2024, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company is subject to reviews and audits by the U.S. Internal Revenue Service (“IRS”), the Irish Revenue Commissioners, and other taxing authorities from time to time. The Company’s U.S. subsidiaries are currently under examination by the IRS for tax year 2021. The Company periodically reviews its uncertain tax positions. The Company’s assessment is based on many factors, including any ongoing IRS audits. For the year ended December 31, 2024, the Company’s assessment did not result in a material change in unrecognized tax benefits. The tax years 2013 to 2024 remain subject to examination by the U.S taxing authorities and the tax years 2019 to 2024 remain subject to examination by the Irish taxing authorities as of December 31, 2024.

11. Employee Retirement Plan

In the U.S., the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (the “IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit-sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions in the U.S. of $1.9 million, $1.7 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee's eligible earnings. The Company recorded total expense for employer contribution in Ireland of $181,000, $152,000, and $133,000 in the years ended December 31, 2024, 2023 and 2022, respectively.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On December 11, 2024, Tran B. Nguyen, Chief Strategy Officer and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 423,837 shares of the Company’s ordinary shares until March 23, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 13, 2025 (our “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers, Code of Conduct, and Insider Trading Compliance Policy shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:
•Proposal No. 1 - Election of Directors
•Corporate Governance and Board Matters
•Delinquent Section 16(a) Reports
Information about Our Executive Officers
Following is certain information regarding our executive officers.

Name	Age	Position(s)	Since
Gene G. Kinney	56	President and Chief Executive Officer, Director	2016
David A. Ford	56	Chief People Officer	2024
Carol D. Karp	72	Chief Regulatory Officer	2016
Michael J. Malecek	59	Chief Legal Officer and Company Secretary	2019
Tran B. Nguyen	51	Chief Financial Officer	2013
		Chief Strategy Officer	2021
Brandon S. Smith	50	Chief Operating Officer	2021
Chad J. Swanson	53	Chief Development Officer	2024
Karin L. Walker	61	Chief Accounting Officer	2013
Wagner M. Zago	52	Chief Scientific Officer	2017
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
David A. Ford has served as our Chief People Officer since March 2024. He brings over 25 years of experience in a variety of human resources roles across the United States, Europe, Latin America and New Zealand. Prior to joining Prothena, he was the Chief Human Resources Officer at Intercept Pharmaceuticals from May 2017 through December 2023. Prior to that, he spent nearly 15 years at Sanofi, where he last served as Vice President Human Resources for the Sanofi Genzyme global business unit from January 2016 to May 2017. Prior to that, from November 2011 through December 2015, Mr. Ford served as Vice President Human Resources for the Sanofi North American businesses. Mr. Ford joined the pharmaceutical industry in 2002 as the HR Director - United Kingdom and Republic of Ireland for Sanofi-Synthelabo. He earned his master’s degree in business administration from INSEAD, Fontainebleau (France).
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
Michael J. Malecek has served as our Chief Legal Officer since 2019. Prior to joining Prothena in 2019, he was Vice President, Deputy General Counsel, Intellectual Property and Litigation of Snowflake (a data warehouse company) from 2018. From 2010 to 2018, he was a Partner at Arnold & Porter Kaye Scholer LLP. From 2008 to 2010, Mr. Malecek was Partner at Dewey & LeBoeuf, LLP. From 2002 to 2008, he was Vice President and Chief Advocacy Counsel at Affymetrix. Mr. Malecek earned his BA in American Studies from Yale University and his JD from the University of Virginia School of Law.
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
Brandon S. Smith has served as our Chief Operating Officer since September 2021. He served as our Chief Business Officer from March 2020 to September 2021. Prior to joining Prothena in 2020, he was Chief Operating Officer at Iconic Therapeutics, Inc. (a biopharmaceutical company) from 2017 to 2020. From 2012 to 2017, Mr. Smith held senior positions at Impax Laboratories, LLC (a specialty pharmaceutical company), including Senior Vice President, and Vice President of Corporate Development and Strategy. Mr. Smith also held several positions of increasing responsibility at Amgen Inc. between 2005 and 2012, including Executive Director, Biosimilars Strategy, Director, Strategy and Corporate Development and Director, Operations Strategy. Mr. Smith was also a Consultant and Project Leader at The Boston Consulting Group between 2002 and 2005. Mr. Smith earned his BS in Chemical Engineering at the University of Michigan and his MBA at The University of Texas at Austin McCombs Graduate School of Business.
Chad J. Swanson, Ph.D., has served as Chief Development Officer since September 2024. He served as SVP, Head of Clinical Development from January 2023 to September 2024. Prior to joining Prothena, he held several positions of increasing responsibility at Eisai, Inc. from 2011 to December 2022, including as the International Project Team Leader for the lecanemab program, leading clinical development for the first Alzheimer’s disease therapy targeting amyloid beta to receive full approval from the U.S. Food and Drug Administration. Prior to that role, Dr. Swanson held clinical research roles at Schering Plough and Merck Research Laboratories, and discovery research roles culminating as the US Head of Neurochemistry at Lundbeck Research US, Inc. Dr. Swanson earned his BS from the University of Wisconsin-Madison and his PhD from Medical University of South Carolina, while completing postdoctoral training at Eli Lilly and Co.
Karin L. Walker has served as our Chief Accounting Officer since 2013. Prior to joining Prothena in 2013, she was Vice President, Finance and Chief Accounting Officer of Affymax, Inc., a position she held from 2012 to 2013. From 2009 to 2012, Ms. Walker was Vice President, Finance and Corporate Controller at Amyris Inc. From 2006 to 2009, she was Vice President, Finance and Corporate Controller for CV Therapeutics, Inc. Ms. Walker also held senior financial leadership positions at Knight Ridder Digital, Accellion, Niku Corporation, Financial Engines, Inc. and NeoMagic Corporation. Ms. Walker served on the boards of Cyclacel Pharmaceutical Inc. (a publicly traded clinical-stage oncology company) from 2020 to January 2025 and LifeSci Acquisition Corp. (a publicly traded special purpose acquisition company) in 2020. She earned her BS in business from the California State Polytechnic University, San Luis Obispo, and is a certified public accountant.
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

Code of Conduct
We have a Code of Conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on the Company’s website at https://ir.prothena.com/corporate-governance. We will provide to any person without charge, upon request, a copy of that Code of Conduct; such a request may be made by sending it to our Company Secretary, Prothena Corporation plc, 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, D02 VK60, Ireland. If we make any amendment to, or waiver from, a provision of our Code of Conduct that we are required to disclose under SEC rules, we intend to satisfy that disclosure requirement by posting such information to our website at https://ir.prothena.com/corporate-governance. The contents of our websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Insider Trading Compliance Policy

We have an Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of Prothena’s securities that applies to all personnel of Prothena and its subsidiaries, including directors, officers, and employees and other covered persons. We believe that our Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our Proxy Statement under the following headings is incorporated herein by reference, provided that the Report of the Compensation Committee of the Board of Directors shall not be deemed filed in this Form 10‑K:
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
		10-Q/A	001-35676	8/17/2018	10.1(b)

10.4(a)†	License, Development, and Commercialization Agreement, dated as of December 11, 2013, among Neotope Biosciences Limited and Prothena Biosciences Inc, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.	10-K/A	001-35676	6/6/2014	10.4

10.4(b)+	Amendment to License, Development, and Commercialization Agreement, entered into on October 1, 2019, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.	10-K	001-35676	3/3/2020	10.6

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.4(c)+	Amendment No. 2 to License, Development, and Commercialization Agreement, entered into on August 26, 2021, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.	10-Q	001-35676	11/4/2021	10.3

10.5(a)
Understanding Related to License, Development, and Commercialization Agreement, dated as of March 1, 2020, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
		10-Q	001-35676	5/6/2020	10.4(a)

10.5(b)+	License Agreement, dated as of March 1, 2020, between Prothena Biosciences Limited and F. Hoffmann-La Roche Ltd.	10-Q	001-35676	5/6/2020	10.4(b)

10.6+	Global License Agreement, dated as of July 5, 2023, by and between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	11/2/2023	10.2

10.7+	Global License Agreement, dated as of May 24, 2024, by and between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	8/8/2024	10.3

10.8+	Share Purchase Agreement, dated as of July 8, 2021, by and among Novo Nordisk A/S, Novo Nordisk Region Europe A/S, Prothena Corporation plc, and Prothena Biosciences Limited	10-Q	001-35676	11/4/2021	10.4

10.9(a)	Sublease, dated as of October 28, 2022, by and between Arcus Biosciences, Inc. and Prothena Biosciences Inc.	10-K	001-35676	2/28/2023	10.15(a)

10.9(b)	Consent to Sublease Agreement, dated as of October 28, 2022, by and among HCP LS Brisbane, LLC, Arcus Biosciences, Inc., and Prothena Biosciences Inc.	10-K	001-35676	2/28/2023	10.15(b)

10.10#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/23/2017	10.1

10.11(a)#	Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/18/2018	10.1

10.11(b)#	First through Fifth Amendments to the Prothena Corporation plc 2018 Long Term Incentive Plan					X

10.12(a)#	Prothena Corporation plc 2020 Employment Inducement Incentive Plan	10-Q	001-35676	5/6/2020	10.2

10.12(b)#	First through Fourteenth Amendments to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan	10-K	001-35676	2/22/2024	10.23

10.13#	Prothena Corporation plc Amended and Restated Incentive Compensation Plan	10-Q	001-35676	5/9/2017	10.1

10.14#	Prothena Biosciences Inc Amended and Restated Severance Plan	8-K	001-35676	12/15/2015	10.1

10.15#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.16#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.17#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning May 16, 2018)	10-Q	001-35676	8/7/2018	10.2

10.18#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

10.19#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.20#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning June 21, 2018)	10-Q	001-35676	8/7/2018	10.3

10.22 #	Form of Option Award Agreement under the Prothena Corporation plc 2020 Employment Inducement Incentive Plan (used beginning March 2, 2020)	10-Q	001-35676	8/6/2020	10.3

10.23#	Offer letter, dated March 20, 2013, between Prothena Biosciences Inc and Tran B. Nguyen	8-K	001-35676	3/28/2013	10.1

10.24#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

10.25#	Offer letter, dated April 19, 2013, between Prothena Biosciences Inc and Karin L. Walker	8-K	001-35676	5/22/2013	10.1

10.26#	Offer letter, dated December 5, 2016, between Prothena Biosciences Inc and Carol D. Karp	10-K	001-35676	2/27/2017	10.28

10.27#	Promotion letter, dated June 9, 2017, between Prothena Biosciences Inc and Wagner M. Zago	10-Q	001-35676	8/9/2017	10.3

10.28#	Offer letter, dated June 4, 2019, between Prothena Biosciences Inc and Michael J. Malecek	10-Q	001-35676	8/6/2019	10.1

10.29#	Offer Letter, dated February 18, 2020, between Prothena Biosciences Inc and Brandon S. Smith	10-Q	001-35676	5/6/2020	10.1

10.30#	Promotion letter, dated September 27, 2024, between Prothena Biosciences Inc and Chad J. Swanson	10-Q	001-35676	11/12/2024	10.2

10.31#	Consulting Agreement, dated October 1, 2024, between Prothena Biosciences Inc and Dennis J. Selkoe	10-Q	001-35676	11/12/2024	10.1

19.1	Prothena Corporation plc Insider Trading Compliance Policy					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97#	Policy on Recoupment of Incentive Compensation	10-K	001-35676	2/22/2024	97

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Dated:	February 27, 2025	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/ Gene G. Kinney	President and Chief Executive Officer	February 27, 2025
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/ Tran B. Nguyen	Chief Strategy Officer and Chief Financial Officer	February 27, 2025
Tran B. Nguyen	(Principal Financial Officer)

/s/ Karin L. Walker	Chief Accounting Officer	February 27, 2025
Karin L. Walker	(Principal Accounting Officer)

/s/ Daniel G. Welch	Chair of the Board	February 27, 2025
Daniel G. Welch

/s/ Paula K. Cobb	Director	February 27, 2025
Paula K. Cobb

/s/ Richard T. Collier	Director	February 27, 2025
Richard T. Collier

/s/ Shane M. Cooke	Director	February 27, 2025
Shane M. Cooke

/s/ William H. Dunn, Jr.	Director	February 27, 2025
William H. Dunn, Jr., M.D.

/s/ Lars G. Ekman	Director	February 27, 2025
Lars G. Ekman, M.D., Ph.D.

/s/ Helen S. Kim	Director	February 27, 2025
Helen S. Kim

/s/ Dennis J. Selkoe	Director	February 27, 2025
Dennis J. Selkoe, M.D.