Form 10-Q
period 2025-03-31
PROTHENA CORP PUBLIC LTD CO
filed 2025-05-08
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 53,826,982 as of May 1, 2025.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2025

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$417,935	$471,388
Prepaid expenses and other current assets	18,238	14,024
Total current assets	436,173	485,412
Non-current assets:
Property and equipment, net	2,871	3,081
Operating lease right-of-use assets	10,027	10,708
Deferred tax assets	44,911	43,239
Restricted cash, non-current	860	860
Other non-current assets	494	3,808
Total non-current assets	59,163	61,696
Total assets	$495,336	$547,108
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,027	$7,770
Accrued research and development	12,680	13,428
Deferred revenue, current	7,898	8,850
Lease liability, current	2,628	2,610
Other current liabilities	9,226	15,843
Total current liabilities	48,459	48,501
Non-current liabilities:
Deferred revenue, non-current	1,622	3,448
Lease liability, non-current	7,575	8,233
Total non-current liabilities	9,197	11,681
Total liabilities	57,656	60,182
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2025 and December 31, 2024
Issued and outstanding shares — none at March 31, 2025 and December 31, 2024
Ordinary shares, $0.01 par value:	538	538
Authorized shares — 100,000,000 at March 31, 2025 and December 31, 2024
Issued and outstanding shares — 53,826,982 and 53,826,982 at March 31, 2025 and December 31, 2024, respectively
Additional paid-in capital	1,599,678	1,588,729
Accumulated deficit	(1,162,536)	(1,102,341)
Total shareholders’ equity	437,680	486,926
Total liabilities and shareholders’ equity	$495,336	$547,108

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$2,778	$—
Revenue from license and intellectual property	50	50
Total revenue	2,828	50
Operating expenses:
Research and development	50,811	64,114
General and administrative	17,598	17,464
Total operating expenses	68,409	81,578
Loss from operations	(65,581)	(81,528)
Other income (expense):
Interest income	4,348	7,165
Other expense, net	(140)	(77)
Total other income, net	4,208	7,088
Loss before income taxes	(61,373)	(74,440)
Benefit from income taxes	(1,178)	(2,201)
Net loss	$(60,195)	$(72,239)
Basic and diluted net loss per ordinary share	$(1.12)	$(1.34)
Shares used to compute basic and diluted net loss per share	53,827	53,714

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(60,195)	$(72,239)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	223	215
Share-based compensation	10,949	12,383
Deferred income taxes	(1,672)	(2,782)
Reduction in the carrying amount of right-of-use assets	686	672
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	—	5,159
Prepaid and other assets	(843)	(1,639)
Accounts payable, accruals and other liabilities	910	(14,455)
Deferred revenue	(2,778)	—
Operating lease liabilities	(645)	(365)
Net cash used in operating activities	(53,363)	(73,051)
Investing activities
Purchases of property and equipment	(42)	(103)
Net cash used in investing activities	(42)	(103)
Financing activities
Proceeds from issuance of ordinary shares in at-the-market offering, net	(48)	(54)
Proceeds from issuance of ordinary shares upon exercise of stock options	—	890
Net cash provided by (used in) financing activities	(48)	836
Net decrease in cash, cash equivalents and restricted cash	(53,453)	(72,318)
Cash, cash equivalents and restricted cash, beginning of the year	472,248	621,042
Cash, cash equivalents and restricted cash, end of the period	$418,795	$548,724

Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$20

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$49	$184

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$417,935	$546,512
Restricted cash, current	—	1,352
Restricted cash, non-current	860	860
Total cash, cash equivalents and restricted cash, end of the period	$418,795	$548,724

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2024	53,826,982	$538	$1,588,729	$(1,102,341)	$486,926
Share-based compensation			10,949		10,949
Net loss				(60,195)	(60,195)
Balances at March 31, 2025	53,826,982	$538	$1,599,678	$(1,162,536)	$437,680

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2023	53,682,117	$537	$1,540,859	$(980,031)	$561,365
Share-based compensation			12,383		12,383
Issuance of ordinary shares upon exercise of stock options	38,338	—	890		890
Net loss				(72,239)	(72,239)
Balances at March 31, 2024	53,720,455	$537	$1,554,132	$(1,052,270)	$502,399

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
Liquidity and Business Risks
As of March 31, 2025, the Company had an accumulated deficit of $1.2 billion and cash and cash equivalents of $417.9 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at March 31, 2025, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products the Company will need to raise substantial additional capital. The Company expects to continue to finance future capital needs that exceed its existing cash and cash equivalents from payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaborative agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” for more information). The Company cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to its shareholders.
2.Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “2024 Form 10-K”). These unaudited interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
Significant Accounting Policies

There were no significant changes to the accounting policies during the three months ended March 31, 2025, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in euros. The Company recorded losses on foreign currency exchange rate differences of approximately $140,000 and $77,000 during the three months ended March 31, 2025, and 2024, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.
As of March 31, 2025, and December 31, 2024, $2.9 million and $3.1 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
Segment
The Company currently manages its operations as a single segment focused on the discovery and development of novel therapies to treat diseases caused by protein dysregulation. A single management team reports to the chief operating decision maker (“CODM”) who comprehensively manages the entire business. All clinical programs are included in one operating segment because the majority of the Company’s clinical programs have similar economic and other characteristics, including the nature of the clinical programs and production processes, and regulatory environment.
Consistent with the Company’s operational structure, the chief executive officer, as the CODM, manages and allocates resources at the global corporate level using consolidated, single-segment GAAP financial statement reported profit and loss and consolidated budget and forecast information for the purpose of evaluating performance, allocating resources, setting incentive targets, and planning and forecasting future periods. Managing and allocating resources at the global corporate level enables the CODM to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a clinical program basis. The Company is not organized by market and is managed and operated as one business. As a single reportable segment entity the determined measure of profit or loss is the Company’s consolidated net income (loss). Consolidated asset information for the Company’s single-segment is presented in the Company’s consolidated Balance Sheet.
The following table sets forth significant research and development (“R&D”) expenses by program as regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Birtamimab (NEOD001)	$25,914	$21,184
PRX012	18,075	37,813
PRX019	2,102	—
Other R&D	4,720	5,117
Total research and development	$50,811	$64,114
Recent Accounting Pronouncements
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
On March 6, 2024, the SEC issued final rule, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”, which requires registrants to disclose material climate-related risks, including descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants strategy, business model and outlook and any material climate-related targets or goals. The rule requires these climate-related information to be disclosed in registration statements and annual reports. Registrants will also need to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. In addition, accelerated and large accelerated filers will need to disclose Scope 1 and Scope 2 greenhouse gas (GHG) emissions, if material, which will be subject to third-party assurance. The Company would be required to comply with the rule in fiscal year beginning January 1, 2025 for all disclosures other than the compliance with quantitative and qualitative disclosure requirements of material expenditures and material impacts on financial estimates that directly result from (1) activities to mitigate or adapt to the climate-related risks, (2) targets or goals and (3) transition plans will be required beginning fiscal year 2026. The Company’s other compliance dates are the following: 1) Scope 1 and Scope 2 GHG emissions - fiscal year beginning January 1, 2026; Limited assurance - fiscal year beginning January 1, 2029; Reasonable assurance - fiscal year beginning January 1, 2033; and Electronic tagging - fiscal year beginning January 1, 2026. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures. On April 4, 2024, the Securities and Exchange Commission (SEC) voluntarily stayed implementation of its recently adopted Climate Disclosure Rules. On March 27, 2025, the SEC voted to end its defense of the rules and withdrew from the litigation. The Company continues to monitor the status of these rules.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities to disclose a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the expected tax further broken out by nature and/or jurisdiction. The guidance also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance will be effective for the Company’s annual period ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its income tax disclosures.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate their fair value due to their short-term nature.
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $387.1 million and $440.3 million in money market funds included in cash and cash equivalents at March 31, 2025, and December 31, 2024, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid R&D expenses	$14,464	$12,029
Prepaid G&A expenses	2,758	830
Other	1,016	1,165
Prepaid expenses and other current assets	$18,238	$14,024

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Machinery and equipment	$9,007	$9,137
Purchased computer software	2,263	2,252
	11,270	11,389
Less: accumulated depreciation and amortization	(8,399)	(8,308)
Property and equipment, net	$2,871	$3,081

Depreciation expense was $0.2 million for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Payroll and related expenses	$7,284	$14,468
Professional services	356	445
Other	1,586	930
Other current liabilities	$9,226	$15,843

5.Net Loss Per Ordinary Share

Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(60,195)	$(72,239)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations	53,827	53,714
Net loss per share:
Basic and diluted net loss per ordinary share	$(1.12)	$(1.34)
Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2025 and 2024, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options to purchase ordinary shares	12,835	11,751
Restricted Stock Units (RSU)	291	25
Total	13,126	11,776

6. Commitments and Contingencies
Lease Commitments
As of March 31, 2025, the Company currently has four leases relating to its facilities in the United States and Dublin, Ireland.

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

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with

Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of March 31, 2025, the Brisbane Sublease has a remaining lease term of 3.5 years.

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

Total operating lease cost for the Brisbane Sublease was $0.8 million and $0.8 million for the three months ended March 31, 2025 and 2024. Total cash paid against the operating lease liability was $0.7 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of March 31, 2025, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of March 31, 2025 (in thousands):

Year Ended December 31,	Operating Leases
2025 (9 months)	$2,382
2026	3,158
2027	3,269
2028	2,523
Thereafter	—
Total	$11,332
Less: Present value adjustment	(1,129)
Total lease liability	$10,203
Less: Lease liability, current	(2,628)
Lease liability, non-current	$7,575

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2025, and December 31, 2024.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2025, the Company had non-cancelable purchase commitments to suppliers for $15.6 million of which $2.2 million is included in current liabilities, and contractual obligations under license agreements of $0.3 million of which $10 thousand is included in current liabilities. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2025 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Purchase Obligations (1)	$15,554	$15,439	$115	$—	$—	$—	$—
Contractual obligations under license agreements	319	69	70	70	55	55	—
Total	$15,873	$15,508	$185	$70	$55	$55	$—
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

Performance Obligations
As of March 31, 2025, and December 31, 2024, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and these obligations were delivered or performed.

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

The Company did not achieve any clinical and regulatory milestones under the License Agreement during the three months ended March 31, 2025 and 2024, respectively.

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
At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of March 31, 2025 of $9.5 million is related to the outstanding PRX019 Phase 1 clinical trial obligation (“PRX019 Phase 1 Clinical Trial Obligation”).

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

Revenue and Expense Recognition

Collaboration revenue from BMS was $2.8 million, and nil for the three months ended March 31, 2025 and 2024, respectively. Collaboration revenue for the three months ended March 31, 2025 was related to the Company’s partial performance of its PRX019 Phase 1 Clinical Trial Obligation.
As of March 31, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $9.5 million. The Company had nil and nil accounts receivable from BMS at March 31, 2025, and December 31, 2024, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended March 31, 2025 was $12.3 million. During the quarter ended March 31, 2025, $2.8 million of deferred revenue was recognized as collaboration revenue related to the PRX019 Phase 1 Clinical Trial Obligation performed. As of March 31, 2025, the total deferred revenue balance of $9.5 million relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation of which $7.9 million, and $1.6 million remained in current and non-current deferred revenue, respectively. The deferred revenue balance will be recognized as revenue over the remaining service period.

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
The Company did not achieve any clinical and regulatory milestones under the Collaboration Agreement during the three months ended March 31, 2025 and 2024, respectively.
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
The Company is eligible to receive additional development and sales milestone payments from Novo Nordisk totaling up to $1.13 billion upon achievement of certain specified development and commercial sales milestones under the share purchase agreement. The Company did not achieve any development and sales milestones under this share purchase agreement during the three months ended March 31, 2025 and 2024, respectively.
The Company excluded the milestone payments in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
Revenue Recognition
No revenue was recognized related to the transaction during the three months ended March 31, 2025 and 2024, respectively. The Company had no accounts receivable from Novo Nordisk as of March 31, 2025, and December 31, 2024, respectively.
8. Shareholders' Equity
Ordinary Shares
As of March 31, 2025, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,826,982 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of March 31, 2025, 15,189,888 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.
Euro Deferred Shares
As of March 31, 2025, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2025. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
In February 2024, the Company amended the Equity Distribution Agreement that it entered into in December 2021 (the “Amended Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with amending the Amended Distribution Agreement, on February 22, 2024, the Company filed with the SEC a prospectus relating to the offer, issuance, and sale of up to $250.0 million of the Company’s ordinary shares (the “February 2024 Prospectus”) pursuant to the Amended Distribution Agreement. For the three months ended March 31, 2025 and 2024, the Company sold and issued no ordinary shares pursuant to the Amended Distribution Agreement under the February 2024 Prospectus.
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
In May 2024, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of March 31, 2025, the number of ordinary shares authorized under the 2018 LTIP was 16,620,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of March 31, 2025, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 341,584 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSU awards generally vest over either two or three years. As of March 31, 2025, 2,064,131 ordinary shares remained available for grant under the Company’s equity incentive plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of March 31, 2025 was 7%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at March 31, 2025, is $82.8 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.95 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$4,845	$5,455
General and administrative	6,104	6,928
Total share-based compensation expense	$10,949	$12,383
The Company recognized tax benefits from share-based awards of $2.0 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.

The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2025 and 2024 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table.

	Three Months Ended March 31,
	2025			2024
Expected term (in years)	4.78	-	5.71	4.60	-	5.51
Expected volatility	76.5%	-	77.1%	74.8%	-	78.6%
Risk-free interest rate	4.1%	-	4.4%	3.8%	-	4.4%
Expected dividend yield	—%			—%
Weighted average grant date fair value	$9.89			$19.57

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,107,373	$28.70	6.16	$3,401
Granted	1,921,722	14.90
Exercised	—	—
Forfeited	(41,795)	21.12
Expired	(152,052)	25.92
Outstanding at March 31, 2025	12,835,248	$26.69	6.57	$1,189
Vested and expected to vest at March 31, 2025	12,348,753	$26.78	6.46	$1,189
Vested at March 31, 2025	8,129,051	$25.95	5.15	$1,189
The total intrinsic value of options exercised was nil, and $0.4 million during the three months ended March 31, 2025 and 2024, respectively, determined as of the date of exercise.
The following table summarizes the activity and related information for RSUs during the three months ended March 31, 2025:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	6,000	$51.80	0.71	$83
Units Granted	284,874	14.95
Units Vested	—	—
Units Forfeited	(365)	14.95
Unvested at March 31, 2025	290,509	$15.71	1.95	$3,595
Unvested and expected to vest at March 31, 2025	252,608	$15.80	1.90	$3,126
The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). As of March 31, 2025, total compensation cost not yet recognized related to unvested RSUs was $4.2 million, which is expected to be recognized over a weighted-average period of 2.94 years. RSUs settle into ordinary shares upon vesting.

10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $1.2 million for the three months ended March 31, 2025, as compared to $2.2 million for the three months ended March 31, 2024, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, adjustments to deferred tax assets for the deductibility of stock compensation and capitalization and amortization of research and development costs.
The Company has generally computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three months ended March 31, 2025, using an actual year-to-date tax calculation.
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
The Company is subject to reviews and audits by the U.S. Internal Revenue Service (“IRS”), the Irish Revenue Commissioners, and other taxing authorities from time to time. The Company’s U.S. subsidiaries are currently under examination by the IRS for tax year 2021. The Company periodically reviews its uncertain tax positions. The Company’s assessment is based on many factors, including any ongoing IRS audits. For the three months ended March 31, 2025, the Company’s assessment did not result in a material change in unrecognized tax benefits.

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
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the SEC on February 27, 2025 (the “2024 Form 10-K”).

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

Confirmatory Phase 3 AFFIRM-AL Clinical Trial Design under SPA Agreement with FDA

Based on further analyses of data from the VITAL clinical trial and multiple in-depth discussions with the FDA, Prothena announced plans in February 2021, to advance birtamimab into the confirmatory Phase 3 AFFIRM-AL clinical trial in patients with Mayo Stage IV AL amyloidosis. AFFIRM-AL is a registration-enabling Phase 3 clinical trial that is being conducted with a primary endpoint of time to all-cause mortality at p<0.10 under a Special Protocol Assessment (SPA) agreement with the FDA. AFFIRM-AL topline trial results are expected in the second quarter of 2025.

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

Phase 2b PADOVA Clinical Trial

In December 2024, topline results were announced from the Phase 2b clinical trial (PADOVA) conducted by partner Roche investigating prasinezumab in 586 people with early-stage Parkinson’s disease, treated for a minimum of 18 months while on stable symptomatic treatment. In April 2025, results from the Phase 2b PADOVA trial were presented for the first time in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2025”). Prasinezumab showed potential clinical effect in the primary endpoint of time to confirmed motor progression, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part III score from baseline, with a HR=0.84 [0.69-1.01] and p=0.0657. The effect of prasinezumab was more pronounced in a pre-specified analysis in the population treated with levodopa (75% of participants), HR=0.79 [0.63-0.99] and nominal p=0.0431. Pre-specified supplementary covariate-adjusted analyses of these endpoints demonstrated nominally significant effects on the primary endpoint (HR=0.81 [0.67-0.98]; nominal p=0.0334) and in the levodopa subgroup (HR=0.76 [0.61-0.95]; nominal p=0.0175). Covariates used for adjustment: medication at baseline, H&Y stage, DaT-SPECT, age, sex, baseline dependent parameter. Consistent positive trends across multiple secondary and exploratory clinical endpoints were also observed, in addition to a potential biological effect of prasinezumab on MRI biomarkers. Prasinezumab continues to be well tolerated and no new safety signals were observed in the study.

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA trial of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab in the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients. In October 2024, Roche published results in Nature Medicine from the long term open-label extension of the PASADENA trial, which compared the prasinezumab population with a propensity score-balanced cohort of real-world data (“RWD”) Parkinson’s Progression Markers Initiative (“PPMI”). The data suggests that prasinezumab continued to show reduced motor and functional progression in prazinezumab-treated individuals with early-stage Parkinson’s disease compared to a real-world data arm on MDS-UPDRS Part III score (clinician rated motor examination) OFF and ON symptomatic medication state and MDS-UPDRS Part II score (patient-reported motor experiences of daily living). The Phase 2 PASADENA and Phase 2b PADOVA open-label extension studies will continue in order to further explore the observed effects in both studies. Given the high level of unmet need for these patients, Roche is further evaluating study data and will work together with health authorities to determine next steps.

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

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2025, as compared to the recent accounting pronouncements described in our 2024 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three months ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Collaboration revenue	$2,778	$—	$2,778	nm
Revenue from license and intellectual property	50	50	—	—%
Total revenue	$2,828	$50	$2,778	5,556%
___________
n/m = not meaningful
Total revenue was $2.8 million and $0.1 million for the three months ended March 31, 2025, and 2024, respectively.
Collaboration revenue was $2.8 million for the three months ended March 31, 2025, compared to nil for the three months ended March 31, 2024. Collaboration revenue for three months ended March 31, 2025 was related to the partial performance of our PRX019 Phase 1 Clinical Trial Obligation.
As of March 31, 2025, the Company has $9.5 million of deferred revenue related to the remaining performance obligations under the PRX019 Global License Agreement related to PRX019 Phase 1 Clinical Trial Obligations. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.

License and intellectual property revenue for the three months ended March 31, 2025, and 2024 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Research and development	$50,811	$64,114	$(13,303)	(21)%
General and administrative	17,598	17,464	134	1%
Total operating expenses	$68,409	$81,578	$(13,169)	(16)%

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses. Our operating expenses were $68.4 million and $81.6 million for the three months ended March 31, 2025, and 2024, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, including birtamimab, PRX012, PRX019, and preclinical activities related to our discovery programs.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and consulting expenses.
Research and Development Expenses
Our R&D expense decreased by $13.3 million for the three months ended March 31, 2025, compared to the same period in the prior year. The decrease for the three months ended March 31, 2025, compared to the same period in the prior year, was primarily due to lower clinical trial expenses primarily related to the PRX012, lower manufacturing expense and lower personnel expenses.
The following table sets forth the R&D expenses for our major programs (specifically, any active program with successful first dosing in a Phase 1 clinical trial and have material expenditures in the periods presented), which were birtamimab, PRX012, PRX019, and other R&D expenses for the three months ended March 31, 2025, and 2024, (in thousands):

	Three Months Ended March 31,
	2025	2024
Birtamimab (NEOD001)	$25,914	$21,184
PRX012	18,075	37,813
PRX019(1)	2,102	782
Other R&D(2)	4,720	4,335
Total research and development	$50,811	$64,114

(1)     R&D costs include the costs incurred from the date when PRX019 was separately tracked in preclinical development.
(2)     Other R&D is comprised primarily of preclinical development and discovery programs that have not progressed to first patient dosing in a Phase 1 clinical trial, close out costs for programs that we are no longer advancing, and immaterial costs incurred on ongoing partnered programs.
General and Administrative Expenses
Our G&A expenses increased by $0.1 million for the three months ended March 31, 2025, compared to the same period in the prior.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Interest income	$4,348	$7,165	$(2,817)	(39)%
Other expense, net	(140)	(77)	(63)	82%
Total other income, net	$4,208	$7,088	$(2,880)	(41)%

Interest income decreased by $2.8 million for the three months ended March 31, 2025, compared to the same period in the prior year primarily due to lower interest income from our cash and money market accounts resulting from lower yields and lower cash balances.
Other expense, net for the three months ended March 31, 2025, was primarily foreign exchange losses from transactions with vendors denominated in euros.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Benefit from income taxes	$(1,178)	$(2,201)	$1,023	(46)%

The benefit from income taxes decreased by $1.0 million or 46% for the three months ended March 31, 2025, compared to the same period in the prior year. The decline in benefit from income taxes for the three months ended March 31, 2025, compared to the same period in the prior year, was primarily due to a decrease in the amount capitalized, net of amortization, as deferred tax assets related to Section 174 R&D Capitalization.
No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	March 31,	December 31,
	2025	2024
Working capital	$387,714	$436,911
Cash and cash equivalents	$417,935	$471,388
Total assets	$495,336	$547,108
Total liabilities	$57,656	$60,182
Total shareholders’ equity	$437,680	$486,926

Working capital was $387.7 million as of March 31, 2025, a decrease of $49.2 million from working capital of $436.9 million as of December 31, 2024. This decrease in working capital during the three months ended March 31, 2025, was primarily attributable to cash used in operating activities of $53.4 million.

As of March 31, 2025, we had $417.9 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents at March 31, 2025 are sufficient to meet our obligations for at least the next twelve months. To operate beyond such period, or if we elect to increase our spending on research and development programs significantly above current long-term plans or enter into potential licenses and/or other acquisitions of complementary technologies, products or companies, we may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional capital. We expect to continue to finance future capital needs that exceed our existing cash and cash equivalents, payments pursuant to our agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaboration agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans, including pursuant to the Amended Distribution

Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of March 31, 2025, $264.9 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(53,363)	$(73,051)
Net cash used in investing activities	(42)	(103)
Net cash provided by (used in) financing activities	(48)	836
Net decrease in cash, cash equivalents and restricted cash	$(53,453)	$(72,318)

Cash Used in Operating Activities

Net cash used in operating activities was $53.4 million for the three months ended March 31, 2025, which was primarily due to ongoing research and development activities and general and administrative expenses to support those activities for a total of $68.4 million in operating expenses (adjusted to exclude non-cash charges of approximately $10.2 million) partially offset by interest income on investments of $4.3 million.

Cash Used in Investing Activities

Net cash used in investing activities was $42 thousand for the three months ended March 31, 2025, which primarily consisted of expenditures to purchase property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $48 thousand for the three months ended March 31, 2025, which primarily consisted of expenditures related to our at-the-market offering.

Three Months Ended March 31, 2024

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our first quarter 2024 Quarterly Report on Form 10-Q for a discussion of the cash flows for the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

At March 31, 2025, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual obligations as of March 31, 2025, consisted of minimum cash payments under operating leases of $11.3 million, purchase obligations of $15.6 million (of which $2.2 million is included in current liabilities), and contractual obligations under license agreements of $0.3 million (of which $10 thousand is included in current liabilities). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, we entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. In April 2025, we renewed both leases, each for another one year term with termination dates in July 2026. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by us. We do not consider the renewals in the lease term as we do not believe it to be reasonably certain that we will renew these leases, as our real estate needs are subject to change based on our business needs.

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $11.3 million remains outstanding as of March 31, 2025

The following is a summary of our contractual obligations as of March 31, 2025 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases (1)	$11,332	$2,382	$3,158	$3,269	$2,523	$—	$—
Purchase obligations (2)	15,554	15,439	115	—	—	—	—
Contractual obligations under license agreements	319	69	70	70	55	55	—
Total	$27,205	$17,890	$3,343	$3,339	$2,578	$55	$—

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) As of the filing date, there were no material changes to our Purchase obligations subsequent to March 31, 2025.

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

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in euros. We recorded a loss on foreign currency exchange rate differences of approximately $140,000 and $77,000 during the three months ended March 31, 2025, and 2024, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.

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

Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents. We place our cash and cash equivalents with high credit quality financial institutions and pursuant to our investment policy, we limit the amount of credit exposure with any one financial institution. Deposits held with banks have exceeded, and will continue to exceed, federally insured limits on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents. We have not experienced any losses on our deposits of cash and cash equivalents. Our credit risk exposure is up to the extent recorded on the Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2024 (filed with the SEC on February 27, 2025) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, in considering our business and prospects. If any of the following risks, other unknown risks, or risks that we think are immaterial occur, our business, financial condition, results of operations, cash flows, or growth prospects could be adversely impacted, in which case, the market price of our ordinary shares could decline, and you may lose all or part of your investment in our ordinary shares. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital, and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $60.2 million for the three months ended March 31, 2025, and $122.3 million and $147.0 million, and $116.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of March 31, 2025, we had an accumulated deficit of $1.2 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of March 31, 2025, we had cash and cash equivalents of $417.9 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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
We have been, and may in the future be, adversely affected by business disruptions beyond our control, including outbreaks of epidemic, pandemic, or contagious disease, trade policies or geopolitical turmoil, earthquakes or other natural disasters, and adverse weather events, including as a result of climate change.
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
•Trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions, and other measures that restrict international trade. Unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our drug candidates.

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
Any one or more of these force majeure events could have a material adverse effect on our liquidity, results of operations, financial condition or business, including the progress of, and timelines for, our nonclinical and clinical development programs, and may create safety challenges for our employees and safe occupancy of our job sites, financial market volatility, barriers to international trade, and significant macroeconomic uncertainty in global markets. Furthermore, any governmental or business actions, or any actions taken by individuals in response to any such events (including mandatory quarantines, travel restrictions, delay in operations of the U.S. FDA and comparable foreign regulatory agency, and interruptions to healthcare services), may divert healthcare resources away from the conduct of clinical trials and development programs.
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
•the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a Biologics License Application (“BLA”) or a New Drug Application (“NDA”) to the FDA, a Marketing Authorization Application (“MAA”) to the EMA, or similar applications to comparable regulatory authorities;
•the FDA, the EMA, or comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or
•the approval policies or regulations of the FDA, the EMA, or comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Further, even after submission and acceptance of a BLA, NDA, MAA, or other similar application to an applicable regulatory authority, there is, for example, the potential for the regulatory authority to not act by, or delay, a target goal date due to internal resource constraints or other reasons. In the U.S., the FDA has agreed to specified performance goals in the review of applications under the Prescription Drug User Fee Act (“PDUFA”). One such goal is to complete standard review of an application in ten months and priority review of an application in six months, whereupon a review decision is to be made. For a new molecular or new chemistry entity, this review period follows a 60-day period during which FDA determines whether to accept the application for review. FDA does not always meet its PDUFA goal dates for standard and priority review applications. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the application sponsor otherwise submits additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.
This lengthy, complex approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market our drug candidates, which would significantly harm our business, results of operations, and/or growth prospects.
In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-approval clinical trials or other post-approval commitments or requirements, or may approve our drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our Amended Distribution Agreement, as may be further amended from time to time), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2025, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 15,189,888.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On March 3, 2025, David A. Ford, Chief People Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,250 shares of the Company’s ordinary shares until July 1, 2026.

On March 12, 2025, Carol D. Karp, Chief Regulatory Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 105,000 shares of the Company’s ordinary shares until June 15, 2026.

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

Dated:	May 8, 2025	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer