Form 10-Q
period 2025-06-30
PROTHENA CORP PUBLIC LTD CO
filed 2025-08-04
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 53,829,982 as of July 25, 2025.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2025

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; potential indications and attributes of epitopes and antibodies we have identified in our programs; plans for ongoing and future clinical trials of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; the expected timing of reporting data from clinical trials of our drug candidates, including initial data in August 2025 from our Phase 1 clinical trials for PRX012; our collaborations with F. Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline and completion of our ongoing clinical trials; potential advancement of our PRX012 and PRX123 programs through non-dilutive and capital efficient structures; and our anticipated need for additional capital.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$371,435	$471,388
Prepaid expenses and other current assets	14,040	14,024
Total current assets	385,475	485,412
Non-current assets:
Property and equipment, net	2,690	3,081
Operating lease right-of-use assets	9,563	10,708
Deferred tax assets	—	43,239
Restricted cash, non-current	860	860
Other non-current assets	478	3,808
Total non-current assets	13,591	61,696
Total assets	$399,066	$547,108
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,198	$7,770
Accrued research and development	10,929	13,428
Deferred revenue, current	5,100	8,850
Restructuring liability	30,330	—
Lease liability, current	2,853	2,610
Other current liabilities	6,397	15,843
Total current liabilities	67,807	48,501
Non-current liabilities:
Deferred revenue, non-current	—	3,448
Lease liability, non-current	6,928	8,233
Total non-current liabilities	6,928	11,681
Total liabilities	74,735	60,182
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2025 and December 31, 2024
Issued and outstanding shares — none at June 30, 2025 and December 31, 2024
Ordinary shares, $0.01 par value:	538	538
Authorized shares — 100,000,000 at June 30, 2025 and December 31, 2024
Issued and outstanding shares — 53,826,982 and 53,826,982 at June 30, 2025 and December 31, 2024, respectively
Additional paid-in capital	1,612,096	1,588,729
Accumulated deficit	(1,288,303)	(1,102,341)
Total shareholders’ equity	324,331	486,926
Total liabilities and shareholders’ equity	$399,066	$547,108

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	4,420	132,014	$7,198	$132,014
Revenue from license and intellectual property	—	—	50	50
Total revenue	4,420	132,014	7,248	132,064
Operating expenses:
Research and development	40,517	57,510	91,328	121,624
General and administrative	15,910	16,127	33,508	33,591
Restructuring costs	32,609	—	32,609	—
Total operating expenses	89,036	73,637	157,445	155,215
Income (loss) from operations	(84,616)	58,377	(150,197)	(23,151)
Other income (expense):
Interest income	3,794	6,521	8,142	13,686
Other expense, net	(143)	(51)	(283)	(128)
Total other income, net	3,651	6,470	7,859	13,558
Income (loss) before income taxes	(80,965)	64,847	(142,338)	(9,593)
Provision for (benefit from) income taxes	44,802	(2,039)	43,624	(4,240)
Net Income (loss)	$(125,767)	$66,886	$(185,962)	$(5,353)
Basic net income (loss) per ordinary share	$(2.34)	$1.24	$(3.45)	$(0.10)
Diluted net income (loss) per ordinary share	$(2.34)	$1.22	$(3.45)	$(0.10)
Shares used to compute basic net income (loss) per share	53,827	53,767	53,827	53,740
Shares used to compute diluted net income (loss) per share	53,827	55,043	53,827	53,740

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(185,962)	$(5,353)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	448	446
Share-based compensation	23,367	24,424
Deferred income taxes	43,239	(5,590)
Reduction in the carrying amount of right-of-use assets	1,369	1,334
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	—	5,159
Prepaid and other assets	3,883	(5,434)
Accounts payable, accruals and other liabilities	(7,895)	(19,102)
Deferred revenue	(7,198)	(52,014)
Restructuring liability	30,330	—
Operating lease liabilities	(1,286)	(962)
Net cash used in operating activities	(99,703)	(57,092)
Investing activities
Purchases of property and equipment	(128)	(246)
Net cash used in investing activities	(128)	(246)
Financing activities
Proceeds from issuance of ordinary shares in at-the-market offering, net	(122)	(201)
Proceeds from issuance of ordinary shares upon exercise of stock options	—	1,481
Net cash provided by (used in) financing activities	(122)	1,280
Net decrease in cash, cash equivalents and restricted cash	(99,953)	(56,058)
Cash, cash equivalents and restricted cash, beginning of the year	472,248	621,042
Cash, cash equivalents and restricted cash, end of the period	$372,295	$564,984

Supplemental disclosures of cash flow information
Cash paid for income taxes	$939	$1,576

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$7	$86
Right-of-use assets obtained in exchange for lease obligations	$224	$217

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$371,435	$564,124
Restricted cash, non-current	860	860
Total cash, cash equivalents and restricted cash, end of the period	$372,295	$564,984

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2024	53,826,982	$538	$1,588,729	$(1,102,341)	$486,926
Share-based compensation			10,949		10,949
Net loss				(60,195)	(60,195)
Balances at March 31, 2025	53,826,982	538	1,599,678	(1,162,536)	437,680
Share-based compensation			12,418		12,418
Net loss				(125,767)	(125,767)
Balances at June 30, 2025	53,826,982	$538	$1,612,096	$(1,288,303)	$324,331

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2023	53,682,117	$537	$1,540,859	$(980,031)	$561,365
Share-based compensation			12,383		12,383
Issuance of ordinary shares upon exercise of stock options	38,338	—	890		890
Net loss				(72,239)	(72,239)
Balances at March 31, 2024	53,720,455	537	1,554,132	(1,052,270)	502,399
Share-based compensation			12,041		12,041
Issuance of ordinary shares upon exercise of stock options	51,390	1	590		591
Net income				66,886	66,886
Balances at June 30, 2024	53,771,845	$538	$1,566,763	$(985,384)	$581,917

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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s wholly-owned programs include a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets amyloid beta (Aβ) and PRX123, a novel dual Aβ-tau vaccine. The Company’s partnered programs include prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies that targets alpha-synuclein in collaboration with Roche. In addition, we have partnered BMS-986446 (formerly PRX005) for the potential treatment of Alzheimer’s disease that targets tau and PRX019 for the potential treatment of neurodegenerative diseases with an undisclosed target in two separate license agreements with Bristol Myers Squibb (“BMS”). The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business (inclusive of coramitug, formerly PRX004).

The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of June 30, 2025, the Company had an accumulated deficit of $1.3 billion and cash and cash equivalents of $371.4 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2025, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products the Company will need to raise substantial additional capital. The Company expects to continue to finance future capital needs that exceed its existing cash and cash equivalents from payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaborative agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). The Company cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to its shareholders.
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
Significant Accounting Policies

Except for the accounting policy for restructuring, which was added below as a result of the Company’s June 2025 announcement for a corporate restructuring, there were no significant changes to the accounting policies during the six months ended June 30, 2025, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in euros. The Company recorded losses on foreign currency exchange rate differences of approximately $283,000 and $128,000 during the six months ended June 30, 2025, and 2024, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.
As of June 30, 2025, and December 31, 2024, $2.7 million and $3.1 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
Restructuring Charges

The Company commenced a restructuring plan in June 2025. Associated restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, contract termination costs, and other costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. One-time termination benefits including severance are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Costs related to contracts without future benefit or contract termination are recognized at fair value at the earlier of the contract termination or the cease-use dates. Other exit-related costs are expensed as incurred. Other costs primarily consist of legal, consulting, and other costs related to employee terminations, and are expensed when incurred. Termination benefits are calculated based on regional benefit practices and local statutory requirements.

The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the restructuring plan. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. Changes in the estimates of the restructuring charges are recorded in the period the change is determined. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans. See Note 11, “Restructuring” to the Condensed Consolidated Financial Statements for additional information regarding restructuring charges.

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
The following table sets forth significant research and development (“R&D”) expenses by program as regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Birtamimab (NEOD001)	$19,433	$21,565	$45,347	$42,749
PRX012	15,093	31,994	33,168	69,807
PRX019	1,824	676	3,926	1,457
Other R&D	4,167	3,275	8,887	7,611
Total R&D	$40,517	$57,510	$91,328	$121,624
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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $349.5 million and $440.3 million in money market funds included in cash and cash equivalents at June 30, 2025, and December 31, 2024, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid R&D expenses	$8,792	$12,029
Prepaid G&A expenses	2,092	830
Other	3,156	1,165
Prepaid expenses and other current assets	$14,040	$14,024

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Machinery and equipment	$7,785	$9,137
Purchased computer software	2,307	2,252
	10,092	11,389
Less: accumulated depreciation and amortization	(7,402)	(8,308)
Property and equipment, net	$2,690	$3,081

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Payroll and related expenses	$5,501	$14,468
Professional services	318	445
Other	578	930
Other current liabilities	$6,397	$15,843

5.Net Loss Per Ordinary Share

Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(125,767)	$66,886	$(185,962)	$(5,353)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	53,827	53,767	53,827	53,740
Weighted-average ordinary shares outstanding used in per share calculations - diluted	53,827	55,043	53,827	53,740
Net loss per share:
Basic net income (loss) per ordinary share	$(2.34)	$1.24	$(3.45)	$(0.10)
Diluted net income (loss) per ordinary share	$(2.34)	$1.22	$(3.45)	$(0.10)

Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and six months ended June 30, 2025 and six months ended June 30, 2024, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options to purchase ordinary shares	12,895	8,388	12,895	11,698
Restricted Stock Units (RSU)	283	25	283	25
Total	13,178	8,413	13,178	11,723

6. Commitments and Contingencies
Lease Commitments
As of June 30, 2025, the Company currently has four leases relating to its facilities in the United States and Dublin, Ireland.

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by the Company. In April, 2025, the Company renewed both leases, each for another one year term with termination dates in July, 2026.

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of June 30, 2025, the Brisbane Sublease has a remaining lease term of 3.3 years.

Total operating lease cost for the Brisbane Sublease was $0.8 million and $1.6 million for the three and six months ended June 30, 2025 respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2024. Total cash paid against the operating lease liability was $0.7 million and $1.5 million for the three and six months ended June 30, 2025 respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2024, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of June 30, 2025, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of June 30, 2025 (in thousands):

Year Ended December 31,	Operating Leases
2025 (6 months)	$1,678
2026	3,301
2027	3,269
2028	2,523
Thereafter	—
Total	$10,771
Less: Present value adjustment (imputed interest)	(990)
Total lease liability	$9,781
Less: Lease liability, current	(2,853)
Lease liability, non-current	$6,928

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2025, and December 31, 2024.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2025, the Company had non-cancelable purchase commitments to suppliers for $3.3 million of which $2.6 million is included in current liabilities, obligations under the Company’s restructuring plan of $30.3 million (of which all of it is included in current liabilities) and contractual obligations under license agreements of $0.3 million. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2025 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Purchase Obligations (1)	$3,339	$3,216	$123	$—	$—	$—	$—
Contractual obligations under license agreements	309	59	70	70	55	55	—
Obligations under restructuring plan	30,330	30,039	291	—	—	—	—
Total	$33,978	$33,314	$484	$70	$55	$55	$—
________________
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers and contract research organizations.
(2) Includes cash obligations under our restructuring plan. For additional information, see Note 11, “Restructuring” to the Condensed Consolidated Financial Statements.

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

Performance Obligations
As of June 30, 2025, and December 31, 2024, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and these obligations were delivered or performed.

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
Roche did not achieve any milestones under the License Agreement during the three and six months ended June 30, 2025 and 2024, respectively.

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
At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of June 30, 2025 of $5.1 million is related to the outstanding PRX019 Phase 1 clinical trial obligation (“PRX019 Phase 1 Clinical Trial Obligation”).

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

Revenue and Expense Recognition

For the three and six months ended June 30, 2025, collaboration revenue from BMS was $4.4 million and $7.2 million, respectively, and $132.0 million and $132.0 million for the three and six months ended June 30, 2024, respectively. Collaboration revenue for the three and six months ended June 30, 2025 was related to the Company’s partial performance of its PRX019 Phase 1 Clinical Trial Obligation.
As of June 30, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $5.1 million. The Company had nil and nil accounts receivable from BMS at June 30, 2025, and December 31, 2024, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended June 30, 2025 was $9.5 million. During the quarter ended June 30, 2025, $4.4 million of deferred revenue was recognized as collaboration revenue related to the PRX019 Phase 1 Clinical Trial Obligation performed. As of June 30, 2025, the total deferred revenue balance of $5.1 million, classified as current deferred revenue, relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation. The deferred revenue balance will be recognized as revenue over the remaining service period.

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
BMS did not achieve any milestones under either the Tau Global License Agreement or the PRX019 Global License Agreement during the three and six months ended June 30, 2025 and 2024, respectively.
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
The Company is eligible to receive additional development and sales milestone payments from Novo Nordisk totaling up to $1.13 billion upon achievement of certain specified development and commercial sales milestones under the share purchase agreement. Novo Nordisk did not achieve any milestones under the share purchase agreement during the three and six months ended June 30, 2025 and 2024, respectively.

The Company excluded the milestone payments in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
Revenue Recognition
No revenue was recognized related to the transaction during the three and six months ended June 30, 2025 and 2024, respectively. The Company had no accounts receivable from Novo Nordisk as of June 30, 2025, and December 31, 2024, respectively.
8. Shareholders' Equity
Ordinary Shares
As of June 30, 2025, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,826,982 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of June 30, 2025, 17,193,490 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.
Euro Deferred Shares
As of June 30, 2025, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2025. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
In February 2024, the Company amended the Equity Distribution Agreement that it entered into in December 2021 (the “Amended Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with amending the Amended Distribution Agreement, on February 22, 2024, the Company filed with the SEC a prospectus relating to the offer, issuance, and sale of up to $250.0 million of the Company’s ordinary shares (the “February 2024 Prospectus”) pursuant to the Amended Distribution Agreement. For the three and six months ended June 30, 2025 and 2024, the Company sold and issued no ordinary shares pursuant to the Amended Distribution Agreement under the February 2024 Prospectus.
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

In May 2025, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of June 30, 2025, the number of ordinary shares authorized under the 2018 LTIP was 18,620,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of June 30, 2025, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 341,584 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSU awards generally vest over either two or three years. As of June 30, 2025, 4,015,538 ordinary shares remained available for grant under the Company’s equity incentive plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of June 30, 2025 was 11%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at June 30, 2025, is $72.2 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.79 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$4,674	$5,634	$9,519	$11,089
General and administrative	5,663	6,407	11,767	13,335
Restructuring costs (1)	2,081	—	2,081	—
Total share-based compensation expense	$12,418	$12,041	$23,367	$24,424
________________
(1)Restructuring costs for the three and six months ended June 30, 2025 includes $2.1 million of share-based compensation expense related to the contractual acceleration of vesting of certain option awards granted to executive officers.
The Company recognized tax benefits from share-based awards of $2.4 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $4.4 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.
The fair value of the options granted to employees and non-employee directors during the six months ended June 30, 2025 and 2024 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table.

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
Expected term (in years)	4.81	‘-	5.76	4.60	‘-	5.56	4.78	-	5.76	4.60	-	5.56
Expected volatility	77.7%	‘-	79.0%	74.5%	‘-	77.8%	76.5%	-	79.0%	74.5%	-	78.6%
Risk-free interest rate	3.8%	‘-	4.2%	4.4%	‘-	4.7%	3.8%	-	4.4%	3.8%	-	4.7%
Expected dividend yield	—%			—%			—%			—%
Weighted average grant date fair value	$4.77			$14.58			$9.49			$19.21

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,107,373	$28.70	6.16	$3,401
Granted	2,086,686	14.26
Exercised	—	—
Forfeited	(87,987)	29.37
Expired	(211,427)	25.64
Outstanding at June 30, 2025	12,894,645	$26.41	4.54	$—
Vested and expected to vest at June 30, 2025	12,248,274	$26.57	4.46	$—
Vested at June 30, 2025	8,525,916	$26.47	3.82	$—
The total intrinsic value of options exercised was nil and $0.6 million during the three months ended June 30, 2025 and 2024, respectively, and nil and $1.0 million during the six months ended June 30, 2025 and 2024, respectively, determined as of the date of exercise.
The following table summarizes the activity and related information for RSUs during the six months ended June 30, 2025:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	6,000	$51.80	0.71	$83
Units Granted	286,974	14.90
Units Vested	—	—
Units Forfeited	(9,667)	14.95
Unvested at June 30, 2025	283,307	$15.68	1.71	$1,720
Unvested and expected to vest at June 30, 2025	233,340	$15.84	1.62	$1,416
The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). As of June 30, 2025, total compensation cost not yet recognized related to unvested RSUs was $3.7 million, which is expected to be recognized over a weighted-average period of 2.70 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded income tax expense of $44.8 million and $43.6 million for the three and six months ended June 30, 2025, as compared to an income tax benefit of $2.0 million and $4.2 million for the three and six months ended June 30, 2024, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and the recognition of a full valuation allowance against deferred tax assets.
The Company has generally computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income (exclusive of significant unusual or infrequently occurring items accounted for discretely) used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three and six months ended June 30, 2025 using an actual year-to-date tax calculation.

The non-U.S. tax expense continues to be zero due to cumulative historic and year-to-date losses and a full valuation allowance on our deferred tax assets in our non-U.S. jurisdictions.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets (“DTAs”) are composed primarily of its Irish subsidiaries' net operating loss carryforwards, California net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiaries, federal and California tax credit carryforwards, capitalized R&D, share-based compensation, and other temporary differences.
As of each reporting date, the Company considers new evidence that could affect the future realization of DTAs by jurisdiction. Valuation allowances are established if there is uncertainty that a portion or all of the DTAs will not be realized. The ultimate realization of a DTA is dependent upon the generation of future taxable income of the proper character in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards.
Management performed an assessment of its DTA in the three months ended June 30, 2025. Based upon the weight of available evidence, including the outcome of the Phase 3 AFFIRM-AL clinical trial for birtamimab and the announced corporate restructuring, including a substantial workforce reduction, management believes that it is not more likely than not the Company will realize the benefits of its federal DTAs. Accordingly, in the three months ended June 30, 2025, the Company recorded an expense to establish a valuation allowance of $44.9 million resulting in a full valuation allowance against its federal DTAs.
No provision for income tax has been recognized on undistributed earnings of the Company’s U.S. subsidiaries as the Company considers the U.S. earnings to be indefinitely reinvested.
The Company is subject to reviews and audits by the U.S. Internal Revenue Service (“IRS”), the Irish Revenue Commissioners, and other taxing authorities from time to time. The IRS concluded its examination of the Company’s U.S. subsidiaries for tax year 2021, with no adjustments arising. There are no other ongoing income tax audits as of June 30, 2025. The Company periodically reviews its uncertain tax positions. The Company’s assessment is based on many factors, including any ongoing IRS audits. For the six months ended June 30, 2025, the Company’s assessment did not result in a material change in unrecognized tax benefits.
11. Restructuring
In June 2025, the Company commenced a restructuring plan following the Company’s May 23, 2025 announcement of its decision to discontinue further development of birtamimab.

The Company incurred aggregate restructuring charges of approximately $32.6 million for the three months ended June 30, 2025. Restructuring charges primarily consisted of employee termination benefits in connection with the reduction in force announced in June 2025 and contract termination costs primarily associated with exit fees relating to third-party manufacturers that were contracted for commercial supplies of birtamimab. Employee termination benefits include severance costs, employee-related benefits, and non-cash share-based compensation expense related to the acceleration of the vesting of certain stock options. Charges and other costs related to the restructuring plan are presented as restructuring costs in the Condensed Consolidated Statements of Operations. Substantially all of the cash payments are expected to be paid out by the end of the fourth quarter of 2025. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the three and six months ended June 30, 2025 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Other	Total
Balance at March 31, 2025	$—	$—	$—	$—
Restructuring Charges	18,342	14,097	170	32,609
Adjustment for non-cash charges	(2,081)	(37)	(161)	(2,279)
Reduction for cash payments	—	—	—	—
Foreign Exchange	—	—	—	—
Balance at June 30, 2025	$16,261	$14,060	$9	$30,330

The total amount expected to be incurred in connection with the restructuring plan is $32.6 million. The restructuring liability is included in current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025.

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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. Our wholly-owned programs include a portfolio of programs for the potential treatment of Alzheimer’s disease including PRX012, which targets amyloid beta (Aβ), and PRX123, a novel dual Aβ-tau vaccine. Our partnered programs include prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies that targets alpha-synuclein in collaboration with Roche. In addition, we have partnered BMS-986446 (formerly PRX005) for the potential treatment for Alzheimer’s disease that targets tau and PRX019 for the potential treatment of neurodegenerative diseases with an undisclosed target in two separate license agreements with Bristol Myers Squibb (BMS). We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business (inclusive of coramitug, formerly PRX004).

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

In June 2025, Roche announced that it will advance prasinezumab into Phase 3 development for early-stage Parkinson’s disease. Roche cited that the data from the Phase 2b PADOVA study and longer-term follow-up data suggest clinical benefit on top of symptomatic treatment in early-stage Parkinson’s disease.

Phase 2b PADOVA Clinical Trial

In December 2024, topline results were announced from the Phase 2b clinical trial (PADOVA) conducted by partner Roche investigating prasinezumab in 586 people with early-stage Parkinson’s disease, treated for a minimum of 18 months while on stable symptomatic treatment. In April 2025, results from the Phase 2b PADOVA trial were presented for the first time in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2025”). Prasinezumab showed potential clinical effect in the primary endpoint of time to confirmed motor progression, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part III score from baseline, with a HR=0.84 [0.69-1.01] and p=0.0657. The effect of prasinezumab was more pronounced in a pre-specified analysis in the population treated with levodopa (75% of participants), HR=0.79 [0.63-0.99] and nominal p=0.0431. Pre-specified supplementary covariate-adjusted analyses of these endpoints demonstrated nominally significant effects on the primary endpoint (HR=0.81 [0.67-0.98]; nominal p=0.0334) and in the levodopa subgroup (HR=0.76 [0.61-0.95]; nominal p=0.0175). Covariates used for adjustment: medication at baseline, H&Y stage, DaT-SPECT, age, sex, baseline dependent parameter. Consistent positive trends across multiple secondary and exploratory clinical endpoints were also observed. Positive trends towards reduced motor progression at 104 weeks (two years) were observed, showing 30-40% relative reduction versus placebo across the overall and levodopa-treated populations. The PADOVA study also provided the first biomarker evidence of prasinezumab impacting the underlying disease biology. Prasinezumab continues to be well tolerated and no new safety signals were observed in the study.

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

A Phase 2 clinical trial of coramitug in 105 patients with ATTR amyloidosis with cardiomyopathy was conducted by Novo Nordisk (NCT05442047).

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

In the second quarter of 2025, BMS initiated a Phase 1 clinical trial to assess drug levels, tolerability and absolute biological availability of single subcutaneous dose of BMS-986446 in healthy participants. This is a Phase 1, randomized, open-label, parallel, single-dose clinical trial to assess the pharmacokinetics, tolerability, and absolute bioavailability of subcutaneous administration of BMS-986446, an anti-MTBR tau monoclonal antibody, in approximately 46 healthy participants.

Phase 2 Clinical Trial

In the first quarter of 2024, BMS advanced the anti-tau program BMS-986446 with the initiation of a Phase 2 clinical trial (NCT06268886). This is a randomized, double-blind, placebo-controlled, global, Phase 2 clinical trial designed to evaluate the efficacy, safety, and tolerability of BMS-986446, an anti-MTBR tau monoclonal antibody, in approximately 310 participants with early Alzheimer's disease. Participants will be randomized into one of three treatment arms including placebo, BMS-986446 Dose A, and BMS-986446 Dose B. The primary outcome measure is change from baseline in brain tau deposition as measured by tau positron emission tomography (PET) at 76 weeks.

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

We are advancing our lead candidate, PRX012, as a next-generation approach for subcutaneous administration to address the unmet need of millions of patients with presymptomatic or early symptomatic Alzheimer's disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose trial to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with Alzheimer’s disease. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as Alzheimer’s disease, with evidence demonstrating the potential to address an unmet medical need. In January 2024, we announced that topline Phase 1 data from the single ascending dose trial and the initial multiple dose cohort (70 mg) supports single-injection once-monthly subcutaneous treatment and dose escalation. The ongoing Phase 1 trial continues as planned and we expect to report initial data in August 2025. Following the data from the Phase 1 ASCENT clinical trials, we will look to advance PRX012 through non-dilutive and capital efficient structures.

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

In January 2024, we announced that the FDA has cleared the IND application for PRX123 and granted PRX123 Fast Track designation. We expect to advance PRX123 through non-dilutive and capital efficient structures.

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

Discontinuation of Birtamimab Development

In May 2025, we announced the discontinuation of development of birtamimab, an investigational monoclonal antibody for the potential treatment of AL amyloidosis, based on the results from the Phase 3 AFFIRM-AL clinical trial for birtamimab, which did not meet its primary or secondary endpoints.

Workforce Reduction

In June 2025, we announced an approximate 63% reduction in our workforce to substantially reduce our operating costs to those necessary to support our remaining wholly-owned programs, obligations to partnered programs, and anticipated business development activities.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2025, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2025, as compared to the recent accounting pronouncements described in our 2024 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three and six months ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Collaboration revenue	$4,420	$132,014	$(127,594)	(97)%
Revenue from license and intellectual property	—	—	—	—%
Total revenue	$4,420	$132,014	$(127,594)	(97)%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Collaboration revenue	$7,198	$132,014	$(124,816)	(95)%
Revenue from license and intellectual property	50	50	—	—%
Total revenue	$7,248	$132,064	$(124,816)	(95)%
Total revenue was $4.4 million and $132.0 million for the three months ended June 30, 2025 and 2024, respectively, and $7.2 million and $132.1 million for the six months ended June 30, 2025, and 2024, respectively.
Collaboration revenue was $4.4 million and $7.2 million for the three and six months ended June 30, 2025, compared to $132.0 million and $132.0 million for the three and six months ended June 30, 2024. Collaboration revenue for three and six months ended June 30, 2025 was related to the partial performance of our PRX019 Phase 1 Clinical Trial Obligation. Collaboration revenue of $132.0 million for the three and six months ended June 30, 2024, was related to revenue recognized under our Collaboration Agreement with BMS of which, $107.0 million was from the PRX019 Global License Agreement and PRX019 Phase 1 Clinical Trial Obligation and $25.0 million was related to BMS’s material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target that were fulfilled on May 24, 2024 as a result of the expiration of the research term of the Collaboration Agreement.
As of June 30, 2025, the Company has $5.1 million of deferred revenue related to the remaining performance obligations under the PRX019 Global License Agreement related to PRX019 Phase 1 Clinical Trial Obligations. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.

License and intellectual property revenue for the six months ended June 30, 2025, and 2024 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Research and development	$40,517	$57,510	$(16,993)	(30)%
General and administrative	15,910	16,127	(217)	(1)%
Restructuring costs	32,609	—	32,609	nm
Total operating expenses	$89,036	$73,637	$15,399	21%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Research and development	$91,328	$121,624	$(30,296)	(25)%
General and administrative	33,508	33,591	(83)	—%
Restructuring costs	32,609	—	32,609	nm
Total operating expenses	$157,445	$155,215	$2,230	1%
__________
n/m = not meaningful

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses, and restructuring costs. Our operating expenses were $89.0 million and $73.6 million three months ended June 30, 2025 and 2024, respectively, and $157.4 million and $155.2 million for the six months ended June 30, 2025, and 2024, respectively.
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
Research and Development Expenses
Our R&D expense decreased by $17.0 million or 30% for the three months ended June 30, 2025 and decreased by $30.3 million or 25% for the six months ended June 30, 2025, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2025, compared to the same periods in the prior year, was primarily due to lower clinical trial expenses primarily related to PRX012, lower manufacturing expense and lower personnel expenses.
The following table sets forth the R&D expenses for our major programs (specifically, programs with successful first dosing in a Phase 1 clinical trial and have material expenditures in the periods presented), which were birtamimab, PRX012, PRX019, and other R&D expenses for the three and six months ended June 30, 2025, and 2024, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Birtamimab (NEOD001)	$19,433	$21,565	$45,347	$42,749
PRX012	15,093	31,994	33,168	69,807
PRX019(1)	1,824	676	3,926	1,457
Other R&D(2)	4,167	3,275	8,887	7,611
Total research and development	$40,517	$57,510	$91,328	$121,624

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
General and Administrative Expenses
Our G&A expenses decreased by $0.2 million or 1% for the three months ended June 30, 2025 and decreased by $0.1 million for the six months ended June 30, 2025, compared to the same periods in the prior.

Restructuring Costs

In June 2025, we commenced a restructuring plan following our decision in May 2025 to discontinue further development of birtamimab. We have incurred aggregate restructuring charges of approximately $32.6 million for the three and six months ended June 30, 2025.

Restructuring charges incurred under this plan primarily consist of employee termination benefits in connection with the reduction in force announced in June 2025 and contract termination costs. Employee termination benefits include severance costs, employee-related benefits, and noncash share-based compensation expense related to the acceleration of the vesting of certain stock options. Substantially all of the cash payments are expected to be paid out by the end of the fourth quarter of 2025. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. See Note 11, “Restructuring” to the Condensed Consolidated Financial Statements for more information.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Interest income	$3,794	$6,521	$(2,727)	(42)%
Other expense, net	(143)	(51)	(92)	180%
Total other income, net	$3,651	$6,470	$(2,819)	(44)%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Interest income	$8,142	$13,686	$(5,544)	(41)%
Other expense, net	(283)	(128)	(155)	121%
Total other income, net	$7,859	$13,558	$(5,699)	(42)%

Interest income decreased by $2.7 million or 42% for the three months ended June 30, 2025 and decreased by $5.5 million or 41% for the six months ended June 30, 2025, compared to the same periods in the prior year primarily due to lower interest income from our cash and money market accounts resulting from lower yields and lower cash balances.

Other expense, net for the three and six months ended June 30, 2025, was primarily foreign exchange losses from transactions with vendors denominated in euros.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$44,802	$(2,039)	$46,841	nm

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$43,624	$(4,240)	$47,864	nm
_____
n/m = not meaningful

Income tax expense increased by $46.8 million for the three months ended June 30, 2025 and increased by $47.9 million for the six months ended June 30, 2025, compared to the same periods in the prior year. The increase in income taxes expense for the three and six months ended June 30, 2025, compared to the same periods in the prior year, was primarily due to recording a valuation allowance for the federal deferred tax assets primarily relating to share-based compensation and capitalized R&D related to Section 174 R&D Capitalization during the three and six months ended June 30, 2025.
No tax benefit has been recorded related to tax losses recognized in Ireland and any deferred tax assets for those losses are offset by a valuation allowance.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. As a result of the enactment of the legislation, the Company expects a decrease to its tax expense during the remainder of the year, primarily related to changes in the capitalization requirements of domestic research and development activities.

Liquidity and Capital Resources

Overview

	June 30,	December 31,
	2025	2024
Working capital	$317,668	$436,911
Cash and cash equivalents	$371,435	$471,388
Total assets	$399,066	$547,108
Total liabilities	$74,735	$60,182
Total shareholders’ equity	$324,331	$486,926

Working capital was $317.7 million as of June 30, 2025, a decrease of $119.2 million from working capital of $436.9 million as of December 31, 2024. This decrease in working capital during the six months ended June 30, 2025, was primarily attributable to cash used in operating activities of $99.7 million.

As of June 30, 2025, we had $371.4 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents at June 30, 2025 are sufficient to meet our obligations for at least the next twelve months. To operate beyond such period, or if we elect to increase our spending on research and development programs significantly above current long-term plans or enter into potential licenses and/or other acquisitions of complementary technologies, products or companies, we may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional capital. We expect to continue to finance future capital needs that exceed our existing cash and cash equivalents, payments pursuant to our agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaboration agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans, including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information).

We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of June 30, 2025, $264.4 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
The adequacy of our cash resources depends on many assumptions, including assumptions with respect to our expenses. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates. Our future capital requirements will depend on numerous factors, including, without limitation, the timing of initiation, progress, results and costs of our clinical trials; the results of our research and nonclinical studies; the costs of clinical manufacturing; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; the costs and timing of capital asset purchases; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under current and potential future collaborations; the costs of any in-licensing transactions; and the timing, receipt, and amount of revenues or royalties, if any, from any approved drug candidates.

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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(99,703)	$(57,092)
Net cash used in investing activities	(128)	(246)
Net cash provided by (used in) financing activities	(122)	1,280
Net decrease in cash, cash equivalents and restricted cash	$(99,953)	$(56,058)

Cash Used in Operating Activities

Net cash used in operating activities was $99.7 million for the six months ended June 30, 2025, which was primarily due to ongoing research and development activities, general and administrative expenses to support those activities (adjusted to exclude non-cash charges for share-based compensation expense) partially offset by interest income on investments.

Cash Used in Investing Activities

Net cash used in investing activities was $128 thousand for the six months ended June 30, 2025, which primarily consisted of expenditures to purchase property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $122 thousand for the six months ended June 30, 2025, which primarily consisted of expenditures related to our at-the-market offering.

Six Months Ended June 30, 2024

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our second quarter 2024 Quarterly Report on Form 10-Q for a discussion of the cash flows for the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

At June 30, 2025, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual obligations as of June 30, 2025, consisted of minimum cash payments under operating leases of $10.8 million, purchase obligations of $3.3 million (of which $2.6 million is included in current liabilities), obligations under our restructuring plan of $30.3 million (of which all of it is included in current liabilities), and contractual obligations under license agreements of $0.3 million). Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
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

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $10.5 million remains outstanding as of June 30, 2025

The following is a summary of our contractual obligations as of June 30, 2025 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases (1)	$10,771	$1,678	$3,301	$3,269	$2,523	$—	$—
Purchase obligations (2)	3,339	3,216	123	—	—	—	—
Obligations under the restructuring plan (3)	30,330	30,039	291	—	—	—	—
Contractual obligations under license agreements	309	59	70	70	55	55	—
Total	$44,749	$34,992	$3,785	$3,339	$2,578	$55	$—

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) As of the filing date, there were no material changes to our Purchase obligations subsequent to June 30, 2025.
(3) Includes cash obligations under our restructuring plan. For additional information, see Note 11, “Restructuring” to our Condensed Consolidated Financial Statements.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2025 net cash used in operating and investing activities to be approximately $170 million to $178 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business including the effect of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in euros. We recorded a loss on foreign currency exchange rate differences of approximately $283,000 and $128,000 during the six months ended June 30, 2025, and 2024, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $186.0 million for the six months ended June 30, 2025, and $122.3 million and $147.0 million, and $116.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of June 30, 2025, we had an accumulated deficit of $1.3 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
•support the Phase 1 clinical trials for PRX012, the Phase 1 clinical trial for PRX019, and potential additional clinical trials for these and other programs, including PRX123;
•develop and possibly commercialize our drug candidates, including PRX012, and PRX123;
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
As of June 30, 2025, we had cash and cash equivalents of $371.4 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 2 clinical trial for prasinezumab being conducted by Roche, the Phase 2b clinical trial for prasinezumab being conducted by Roche, the Phase 2 clinical trial for coramitug (formerly PRX004) being conducted by Novo Nordisk, the Phase 2 clinical trial for BMS-986446 being conducted by BMS, the Phase 1 clinical trials for PRX012, and the Phase 1 clinical trial for PRX019;
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
There is no assurance that the results of the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for coramitug, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trials for PRX012, and the Phase 1 clinical trial for PRX019 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we, or our partners (as applicable), will encounter problems with the Phase 2 clinical trial for prasinezumab, the Phase 2b clinical trial for prasinezumab, the Phase 2 clinical trial for coramitug, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trials for PRX012, the Phase 1 clinical trial for PRX019, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our Amended Distribution Agreement, as may be further amended from time to time), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2025, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 17,193,490.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On April 22, 2025, Tran B. Nguyen, Chief Strategy Officer and Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement that had been adopted on December 11, 2024, and intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 423,837 shares of the Company’s ordinary shares until March 23, 2026.

On May 12, 2025, Tran B. Nguyen, Chief Strategy Officer and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 79,687 shares of the Company’s ordinary shares until June 30, 2026.

On May 15, 2025, Gene G. Kinney, Ph.D., President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 243,726 shares of the Company’s ordinary shares until July 15, 2026.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Sixth Amendment to the Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/16/2025	10.1

10.2#	Form of Restricted Share Unit Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	August 4, 2025	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer