Form 10-Q
period 2025-09-30
PROTHENA CORP PUBLIC LTD CO
filed 2025-11-06
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 53,829,982 as of October 31, 2025.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2025

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
These forward-looking statements, which reflect our beliefs, assumptions, expectations, estimates, forecasts, and projections about our business and the industry in which we operated as of the date hereof, are estimates based on our best judgment. These statements relate to, among other things, our goal to continue building a biology-directed discovery engine targeting protein dysregulation; the treatment potential, designs, proposed mechanisms of action, and potential administration of our drug candidates; potential indications and attributes of epitopes and antibodies we have identified in our programs; plans for ongoing and future clinical trials of our drug candidates; our potential to advance, initiate, and complete investigational new drug (“IND”) enabling studies for our discovery and preclinical programs; the expected timing of reporting data from clinical trials of our drug candidates; our collaborations with F. Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (together “Roche”), Bristol Myers Squibb Company (“BMS”), and Novo Nordisk, and amounts we may receive under such collaborations; the sufficiency of our cash position to fund advancement of a broad pipeline and completion of our ongoing clinical trials; and our anticipated need for additional capital.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$330,843	$471,388
Prepaid expenses and other current assets	9,131	14,024
Total current assets	339,974	485,412
Non-current assets:
Property and equipment, net	2,463	3,081
Operating lease right-of-use assets	8,849	10,708
Deferred tax assets	—	43,239
Restricted cash, non-current	860	860
Other non-current assets	482	3,808
Total non-current assets	12,654	61,696
Total assets	$352,628	$547,108
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,503	$7,770
Accrued research and development	9,544	13,428
Deferred revenue, current	2,685	8,850
Restructuring liability	17,614	—
Lease liability, current	2,879	2,610
Other current liabilities	8,211	15,843
Total current liabilities	51,436	48,501
Non-current liabilities:
Deferred revenue, non-current	—	3,448
Lease liability, non-current	6,203	8,233
Total non-current liabilities	6,203	11,681
Total liabilities	57,639	60,182
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2025 and December 31, 2024
Issued and outstanding shares — none at September 30, 2025 and December 31, 2024
Ordinary shares, $0.01 par value:	538	538
Authorized shares — 100,000,000 at September 30, 2025 and December 31, 2024
Issued and outstanding shares — 53,829,982 and 53,826,982 at September 30, 2025 and December 31, 2024, respectively
Additional paid-in capital	1,619,295	1,588,729
Accumulated deficit	(1,324,844)	(1,102,341)
Total shareholders’ equity	294,989	486,926
Total liabilities and shareholders’ equity	$352,628	$547,108

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	2,415	970	$9,613	$132,984
Revenue from license and intellectual property	—	—	50	50
Total revenue	2,415	970	9,663	133,034
Operating expenses:
Research and development	28,938	50,723	120,266	172,347
General and administrative	13,238	16,760	46,746	50,351
Restructuring costs	479	—	33,088	—
Total operating expenses	42,655	67,483	200,100	222,698
Loss from operations	(40,240)	(66,513)	(190,437)	(89,664)
Other income (expense):
Interest income	3,351	6,743	11,493	20,429
Other expense, net	(23)	(66)	(306)	(194)
Total other income, net	3,328	6,677	11,187	20,235
Loss before income taxes	(36,912)	(59,836)	(179,250)	(69,429)
Provision for (benefit from) income taxes	(371)	(835)	43,253	(5,075)
Net loss	$(36,541)	$(59,001)	$(222,503)	$(64,354)
Basic and diluted net loss per ordinary share	$(0.68)	$(1.10)	$(4.13)	$(1.20)
Shares used to compute basic and diluted net loss per share	53,830	53,790	53,828	53,757

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(222,503)	$(64,354)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	677	672
Share-based compensation	30,566	35,444
Deferred income taxes	43,239	(7,109)
Reduction in the carrying amount of right-of-use assets	2,083	2,000
Loss on disposal of fixed assets	3	—
Changes in operating assets and liabilities:
Accounts receivable	—	5,159
Prepaid and other assets	9,178	768
Accounts payable, accruals and other liabilities	(9,527)	(20,289)
Deferred revenue	(9,613)	(52,984)
Restructuring liability	17,614	—
Operating lease liabilities	(1,985)	(1,585)
Net cash used in operating activities	(140,268)	(102,278)
Investing activities
Purchases of property and equipment	(138)	(255)
Net cash used in investing activities	(138)	(255)
Financing activities
Proceeds from issuance of ordinary shares in at-the-market offering, net	(139)	(295)
Proceeds from issuance of ordinary shares upon exercise of stock options	—	1,908
Net cash provided by (used in) financing activities	(139)	1,613
Net decrease in cash, cash equivalents and restricted cash	(140,545)	(100,920)
Cash, cash equivalents and restricted cash, beginning of the year	472,248	621,042
Cash, cash equivalents and restricted cash, end of the period	$331,703	$520,122

Supplemental disclosures of cash flow information
Cash paid for income taxes	$941	$2,412

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$71
Right-of-use assets obtained in exchange for lease obligations	$224	$217

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$330,843	$519,262
Restricted cash, non-current	860	860
Total cash, cash equivalents and restricted cash, end of the period	$331,703	$520,122

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2024	53,826,982	$538	$1,588,729	$(1,102,341)	$486,926
Share-based compensation			10,949		10,949
Net loss				(60,195)	(60,195)
Balances at March 31, 2025	53,826,982	538	1,599,678	(1,162,536)	437,680
Share-based compensation			12,418		12,418
Net loss				(125,767)	(125,767)
Balances at June 30, 2025	53,826,982	538	1,612,096	(1,288,303)	324,331
Share-based compensation			7,199		7,199
Issuance of ordinary shares upon vesting of restricted stock units	3,000	—	—		—
Net loss				(36,541)	(36,541)
Balances at September 30, 2025	53,829,982	$538	$1,619,295	$(1,324,844)	$294,989

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2023	53,682,117	$537	$1,540,859	$(980,031)	$561,365
Share-based compensation			12,383		12,383
Issuance of ordinary shares upon exercise of stock options	38,338	—	890		890
Net loss				(72,239)	(72,239)
Balances at March 31, 2024	53,720,455	537	1,554,132	(1,052,270)	502,399
Share-based compensation			12,041		12,041
Issuance of ordinary shares upon exercise of stock options	51,390	1	590		591
Net income				66,886	66,886
Balances at June 30, 2024	53,771,845	538	1,566,763	(985,384)	581,917
Share-based compensation			11,020		11,020
Issuance of ordinary shares upon exercise of stock options	35,887	—	426		426
Issuance of ordinary shares upon vesting of restricted stock units	1,000	—	—		—
Net loss				(59,001)	(59,001)
Balances at September 30, 2024	53,808,732	$538	$1,578,209	$(1,044,385)	$534,362

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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. These programs include prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies that targets alpha-synuclein in collaboration with Roche. In addition, we have partnered BMS-986446 (formerly PRX005) for the potential treatment of Alzheimer’s disease that targets tau and PRX019 for the potential treatment of neurodegenerative diseases with an undisclosed target in two separate license agreements with Bristol Myers Squibb (“BMS”). The Company is also entitled to certain potential milestone payments pursuant to the Company’s share purchase agreement with Novo Nordisk pertaining to the Company’s ATTR amyloidosis business (inclusive of coramitug, formerly PRX004). Our wholly-owned and unpartnered portfolio includes clinical and preclinical-stage programs that we are exploring strategic interest to further develop.

The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of September 30, 2025, the Company had an accumulated deficit of $1.3 billion and cash and cash equivalents of $330.8 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at September 30, 2025, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products the Company will need to raise substantial additional capital. The Company expects to continue to finance future capital needs that exceed its existing cash and cash equivalents from payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaborative agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). The Company cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to its shareholders.
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
Significant Accounting Policies

Except for the accounting policy for restructuring, which was added below as a result of the Company’s June 2025 announcement for a corporate restructuring, there were no significant changes to the accounting policies during the nine months ended September 30, 2025, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in euros. The Company recorded losses on foreign currency exchange rate differences of approximately $306,000 and $194,000 during the nine months ended September 30, 2025, and 2024, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.
As of September 30, 2025, and December 31, 2024, $2.5 million and $3.1 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
The following table sets forth significant research and development (“R&D”) expenses by program as regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Birtamimab (NEOD001)	$7,136	$18,159	$52,483	$60,908
PRX012	14,653	28,093	47,821	97,900
PRX019	2,192	1,328	6,118	2,785
Other R&D	4,957	3,143	13,844	10,754
Total R&D	$28,938	$50,723	$120,266	$172,347
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities to disclose a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the expected tax further broken out by nature and/or jurisdiction. The guidance also requires all entities to disclose income taxes paid, net of refunds received, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance will be effective for the Company’s annual period ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its income tax disclosures.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $289.9 million and $440.3 million in money market funds included in cash and cash equivalents at September 30, 2025, and December 31, 2024, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid R&D expenses	$5,954	$12,029
Prepaid G&A expenses	1,350	830
Other	1,827	1,165
Prepaid expenses and other current assets	$9,131	$14,024

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Machinery and equipment	$7,068	$9,137
Purchased computer software	2,307	2,252
	9,375	11,389
Less: accumulated depreciation and amortization	(6,912)	(8,308)
Property and equipment, net	$2,463	$3,081

Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Payroll and related expenses	$7,655	$14,468
Professional services	369	445
Other	187	930
Other current liabilities	$8,211	$15,843
5.Net Loss Per Ordinary Share

Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(36,541)	$(59,001)	$(222,503)	$(64,354)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations	53,830	53,790	53,828	53,757
Net loss per share:
Basic and diluted net loss per ordinary share	$(0.68)	$(1.10)	$(4.13)	$(1.20)
Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2025 and 2024, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options to purchase ordinary shares	11,627	11,297	11,627	11,297
Restricted Stock Units (RSU)	1,133	24	1,133	24
Total	12,760	11,321	12,760	11,321

6. Commitments and Contingencies
Lease Commitments
As of September 30, 2025, the Company currently has four leases relating to its facilities in the United States and Dublin, Ireland.

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

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of September 30, 2025, the Brisbane Sublease has a remaining lease term of 3.0 years.

Total operating lease cost for the Brisbane Sublease was $0.8 million and $2.4 million for the three and nine months ended September 30, 2025 respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2024. Total cash paid against the operating lease liability was $0.8 million and $2.3 million for the three and nine months ended September 30, 2025 respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2024, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of September 30, 2025, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of September 30, 2025 (in thousands):

Year Ended December 31,	Operating Leases
2025 (3 months)	$839
2026	3,301
2027	3,269
2028	2,523
Thereafter	—
Total	$9,932
Less: Present value adjustment (imputed interest)	(850)
Total lease liability	$9,082
Less: Lease liability, current	(2,879)
Lease liability, non-current	$6,203

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2025, and December 31, 2024.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2025, the Company had non-cancelable purchase commitments to suppliers for $3.1 million of which $2.2 million is included in current liabilities, obligations under the Company’s restructuring plan of $17.6 million (of which all of it is included in current liabilities) and contractual obligations under license agreements of $0.2 million. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2025 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Purchase Obligations (1)	$3,120	$2,997	$123	$—	$—	$—	$—
Contractual obligations under license agreements	184	34	45	45	30	30	—
Obligations under restructuring plan (2)	17,614	16,776	838	—	—	—	—
Total	$20,918	$19,807	$1,006	$45	$30	$30	$—
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

Performance Obligations
As of September 30, 2025, and December 31, 2024, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and these obligations were delivered or performed.

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
Roche did not achieve any milestones under the License Agreement during the three and nine months ended September 30, 2025 and 2024, respectively.

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
At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire a US License and a Global License, respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of September 30, 2025 of $2.7 million is related to the outstanding PRX019 Phase 1 clinical trial obligation (“PRX019 Phase 1 Clinical Trial Obligation”).

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

Revenue and Expense Recognition

For the three and nine months ended September 30, 2025, collaboration revenue from BMS was $2.4 million and $9.6 million, respectively, and $1.0 million and $133.0 million for the three and nine months ended September 30, 2024, respectively. Collaboration revenue for the three and nine months ended September 30, 2025 was related to the Company’s partial performance of its PRX019 Phase 1 Clinical Trial Obligation.
As of September 30, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $2.7 million. The Company had nil and nil accounts receivable from BMS at September 30, 2025, and December 31, 2024, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter ended September 30, 2025 was $5.1 million. During the quarter ended September 30, 2025, $2.4 million of deferred revenue was recognized as collaboration revenue related to the PRX019 Phase 1 Clinical Trial Obligation performed. As of September 30, 2025, the total deferred revenue balance of $2.7 million, classified as current deferred revenue, relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation. The deferred revenue balance will be recognized as the remaining services are performed.

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
BMS did not achieve any milestones under either the Tau Global License Agreement or the PRX019 Global License Agreement during the three and nine months ended September 30, 2025 and 2024, respectively.

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
The Company is eligible to receive additional development and sales milestone payments from Novo Nordisk totaling up to $1.13 billion upon achievement of certain specified development and commercial sales milestones under the share purchase agreement. Novo Nordisk did not achieve any milestones under the share purchase agreement during the three and nine months ended September 30, 2025 and 2024, respectively.
The Company excluded the milestone payments in the initial transaction price because such payments are considered to be variable considerations with constraint. Such milestone payments will be recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.
Revenue Recognition
No revenue was recognized related to the transaction during the three and nine months ended September 30, 2025 and 2024, respectively. The Company had no accounts receivable from Novo Nordisk as of September 30, 2025, and December 31, 2024, respectively.
8. Shareholders' Equity
Ordinary Shares
As of September 30, 2025, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,829,982 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of September 30, 2025, 16,764,284 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.
Euro Deferred Shares
As of September 30, 2025, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2025. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
In February 2024, the Company amended the Equity Distribution Agreement that it entered into in December 2021 (the “Amended Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with amending the Amended Distribution Agreement, on February 22, 2024, the Company filed with the SEC a prospectus relating to the offer, issuance, and sale of up to $250.0 million of the Company’s ordinary shares (the “February 2024 Prospectus”) pursuant to the Amended Distribution Agreement. For the three and nine months ended September 30, 2025 and 2024, the Company sold and issued no ordinary shares pursuant to the Amended Distribution Agreement under the February 2024 Prospectus.
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
In May 2025, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of September 30, 2025, the number of ordinary shares authorized under the 2018 LTIP was 18,620,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of September 30, 2025, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 367,107 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSU awards generally vest over either two or three years. As of September 30, 2025, 4,004,320 ordinary shares remained available for grant under the Company’s equity incentive plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of September 30, 2025 was 11%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at September 30, 2025, is $40.0 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.65 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,471	$5,128	$11,990	$16,217
General and administrative	4,728	5,892	16,495	19,227
Restructuring costs (1)	—	—	2,081	—
Total share-based compensation expense	$7,199	$11,020	$30,566	$35,444
________________
(1)Restructuring costs for the nine months ended September 30, 2025 includes $2.1 million of share-based compensation expense related to the contractual acceleration of vesting of certain option awards granted to executive officers.
The Company recognized tax benefits from share-based awards of $2.0 million and $6.3 million for the three and nine months ended September 30, 2024. The Company recognized no tax benefits for the three and nine months ended September 30, 2025 due to the Company’s full valuation allowance on its deferred tax assets.
The fair value of the options granted to employees and non-employee directors during the nine months ended September 30, 2025 and 2024 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table. There were no stock options granted during the three months ended September 30, 2025 and 2024, thus no key assumptions are shown in the table below.

	Nine Months Ended September 30,
	2025			2024
Expected term (in years)	4.78	-	5.76	4.60	-	5.56
Expected volatility	76.5%	-	79.0%	74.5%	-	78.6%
Risk-free interest rate	3.8%	-	4.4%	3.8%	-	4.7%
Expected dividend yield	—%			—%
Weighted average grant date fair value	$9.49			$19.21

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,107,373	$28.70	6.16	$3,401
Granted	2,086,686	14.26
Exercised	—	—
Forfeited	(1,331,514)	29.02
Expired	(235,332)	27.70
Outstanding at September 30, 2025	11,627,213	$26.09	4.75	$505
Vested and expected to vest at September 30, 2025	11,259,635	$26.23	4.62	$472
Exercisable at September 30, 2025	8,902,882	$26.75	3.60	$37
The total intrinsic value of options exercised was nil and $0.3 million during the three months ended September 30, 2025 and 2024, respectively, and nil and $1.3 million during the nine months ended September 30, 2025 and 2024, respectively, determined as of the date of exercise.

The following table summarizes the activity and related information for RSUs during the nine months ended September 30, 2025:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	6,000	$51.80	0.71	$83
Units Granted	1,298,136	8.65
Units Vested	(3,000)	68.71
Units Forfeited	(168,385)	14.95
Unvested at September 30, 2025	1,132,751	$7.78	1.33	$11,056
Unvested and expected to vest at September 30, 2025	972,844	$7.78	1.28	$9,495
The fair value of RSUs was determined on the date of grant based on the market price of the Company’s ordinary shares as of that date. The fair value of the RSUs is recognized as an expense on a straight-line basis over the vesting period of each RSU. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover). As of September 30, 2025, total compensation cost not yet recognized related to unvested RSUs was $8.0 million, which is expected to be recognized over a weighted-average period of 2.77 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax benefit of $0.4 million and an income tax expense of $43.3 million for the three and nine months ended September 30, 2025, as compared to an income tax benefit of $0.8 million and $5.1 million for the three and nine months ended September 30, 2024, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish and U.S. net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and the recognition of a full valuation allowance against deferred tax assets.
The Company has generally computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income (exclusive of significant unusual or infrequently occurring items accounted for discretely) used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three and nine months ended September 30, 2025 using an actual year-to-date tax calculation.
The non-U.S. tax expense continues to be zero due to cumulative historic and year-to-date losses and a full valuation allowance on our deferred tax assets in our non-U.S. jurisdictions.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets (“DTAs”) are composed primarily of its Irish subsidiaries' net operating loss carryforwards, federal net operating loss carryforwards and California net operating loss carryforwards available to reduce future taxable income of the Company's U.S. subsidiaries, federal and California tax credit carryforwards, capitalized R&D, share-based compensation, and other temporary differences.
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
Management performs an assessment of its DTA each period. Based upon the weight of available evidence, including the outcome of the Phase 3 AFFIRM-AL clinical trial for birtamimab and the announced corporate restructuring, including a substantial workforce reduction, management believes that it is not more likely than not the Company will realize the benefits of its federal DTAs. Accordingly, the Company recorded an expense to establish a valuation allowance of $43.2 million in the nine months ended September 30, 2025. As of September 30, 2025, the Company had a full valuation allowance against its federal, state and Irish DTAs.

No provision for income tax has been recognized on undistributed earnings of the Company’s U.S. subsidiaries as the Company considers the U.S. earnings to be indefinitely reinvested.
On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act. As a result of the enactment of the legislation, the Company recorded an increase of $0.4 million to its tax benefit for the three months ended September 30, 2025, primarily related to changes in the capitalization requirements of U.S. research and development activities.
The Company is subject to reviews and audits by the U.S. Internal Revenue Service (“IRS”), the Irish Revenue Commissioners, and other taxing authorities from time to time. The IRS concluded its examination of the Company’s U.S. subsidiaries for tax year 2021, with no adjustments arising. There are no other ongoing income tax audits as of September 30, 2025. The Company periodically reviews its uncertain tax positions. The Company’s assessment is based on many factors, including any ongoing IRS audits. For the nine months ended September 30, 2025, the Company’s assessment did not result in a material change in unrecognized tax benefits.
11. Restructuring
In June 2025, the Company commenced a restructuring plan following the Company’s May 23, 2025 announcement of its decision to discontinue further development of birtamimab.

The Company incurred aggregate restructuring charges of approximately $0.5 million and $33.1 million for the three and nine months ended September 30, 2025. Restructuring charges primarily consisted of employee termination benefits in connection with the reduction in force announced in June 2025 and contract termination costs primarily associated with exit fees relating to third-party manufacturers that were contracted for commercial supplies of birtamimab. Employee termination benefits include severance costs, employee-related benefits, and non-cash share-based compensation expense related to the acceleration of the vesting of certain stock options. Charges and other costs related to the restructuring plan are presented as restructuring costs in the Condensed Consolidated Statements of Operations. Substantially all of the cash payments are expected to be paid out by the end of the fourth quarter of 2025. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the three and nine months ended September 30, 2025 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Other	Total
Balance at March 31, 2025	$—	$—	$—	$—
Restructuring Charges	18,342	14,097	170	32,609
Adjustment for non-cash charges	(2,081)	(37)	(161)	(2,279)
Balance at June 30, 2025	$16,261	$14,060	$9	$30,330
Restructuring Charges	(639)	921	197	479
Adjustment for non-cash charges	—	—	(197)	(197)
Reduction for cash payments	(12,944)	(38)	(9)	(12,991)
Foreign Exchange	—	(7)	—	(7)
Balance at September 30, 2025	$2,678	$14,936	$—	$17,614

The total amount expected to be incurred in connection with the restructuring plan was $32.6 million. The cumulative amount incurred to date was $33.1 million as of September 30, 2025. The restructuring liability is included in current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025.

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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. These programs include prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies that targets alpha-synuclein in collaboration with Roche. In addition, we have partnered BMS-986446 (formerly PRX005) for the potential treatment for Alzheimer’s disease that targets tau and PRX019 for the potential treatment of neurodegenerative diseases with an undisclosed target in two separate license agreements with Bristol Myers Squibb (BMS). We are also entitled to certain potential milestone payments pursuant to our share purchase agreement with Novo Nordisk pertaining to our ATTR amyloidosis business (inclusive of coramitug, formerly PRX004). Our wholly-owned and unpartnered portfolio includes clinical and preclinical-stage programs that we are exploring strategic interest to further develop.

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

In June 2025, Roche announced that it will advance prasinezumab into Phase 3 development and plans to initiate the Phase 3 PARAISO clinical trial evaluating prasinezumab for early-stage Parkinson’s disease by the end of 2025. Roche cited that the data from the Phase 2b PADOVA study and longer-term follow-up data suggest clinical benefit on top of symptomatic treatment in early-stage Parkinson’s disease.

Phase 3 PARAISO Clinical Trial

PARAISO is a Phase 3, randomized, double-blind, placebo-controlled, multicenter clinical trial to evaluate the efficacy and safety of prasinezumab in approximately 900 participants with early-stage Parkinson's disease on stable symptomatic monotherapy with levodopa. Primary endpoint of the trial is time to confirmed motor progression event on Movement Disorder Society - Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part III score with a timeframe of at least 104 weeks.

Phase 2b PADOVA Clinical Trial

In December 2024, topline results were announced from the Phase 2b clinical trial (PADOVA) conducted by partner Roche investigating prasinezumab in 586 people with early-stage Parkinson’s disease, treated for a minimum of 18 months while on stable symptomatic treatment. In April 2025, results from the Phase 2b PADOVA trial were presented for the first time in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2025”). Prasinezumab showed potential clinical effect in the primary endpoint of time to confirmed motor progression, as assessed by ≥5 point increase in MDS-UPDRS Part III score from baseline, with a HR=0.84 [0.69-1.01] and p=0.0657. The effect of prasinezumab was more pronounced in a pre-specified analysis in the population treated with levodopa (75% of participants), HR=0.79 [0.63-0.99] and nominal p=0.0431. Pre-specified supplementary covariate-adjusted analyses of these endpoints demonstrated nominally significant effects on the primary endpoint (HR=0.81 [0.67-0.98]; nominal p=0.0334) and in the levodopa subgroup (HR=0.76 [0.61-0.95]; nominal p=0.0175). Covariates used for adjustment: medication at baseline, H&Y stage, DaT-SPECT, age, sex, baseline dependent parameter. Consistent positive trends across multiple secondary and exploratory clinical endpoints were also observed. Positive trends towards reduced motor progression at 104 weeks (two years) were observed, showing 30-40% relative reduction versus placebo across the overall and levodopa-treated populations. The PADOVA study also provided the first biomarker evidence of prasinezumab impacting the underlying disease biology. Prasinezumab continues to be well tolerated and no new safety signals were observed in the study.

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA trial of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases. Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab in the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients. In October 2024, Roche published results in Nature Medicine from the long term open-label extension of the PASADENA trial, which compared the prasinezumab population with a propensity score-balanced cohort of real-world data (“RWD”) Parkinson’s Progression Markers Initiative (“PPMI”). The data suggests that prasinezumab continued to show reduced motor and functional progression in prazinezumab-treated individuals with early-stage Parkinson’s disease compared to a real-world data arm on MDS-UPDRS Part III score (clinician rated motor examination) OFF and ON symptomatic medication state and MDS-UPDRS Part II score (patient-reported motor experiences of daily living). The Phase 2 PASADENA and Phase 2b PADOVA open-label extension studies will continue in order to further explore the observed effects in both studies.

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

Phase 3 CLEOPATTRA Clinical Trial

In September 2025, Novo Nordisk initiated the Phase 3 CLEOPATTRA clinical trial evaluating coramitug as a potential treatment for ATTR-CM. CLEOPATTRA is a randomized, double-blind, placebo-controlled, multicenter clinical trial in approximately 1,280 participants with ATTR-CM. Primary endpoint is the number of occurrences of composite endpoint of cardiovascular (CV) deaths and recurrent CV events (CV hospitalizations and urgent heart failure visits) in a timeframe to end of study up to approximately four years.

Phase 2 Clinical Trial

A Phase 2 clinical trial of coramitug in 105 patients with ATTR amyloidosis with cardiomyopathy was conducted by Novo Nordisk (NCT05442047). Results are planned to be presented at the American Heart Association Scientific Sessions in November 2025.

BMS-986446 (formerly PRX005) for the Potential Treatment of Alzheimer’s Disease

BMS-986446 is a humanized monoclonal antibody that targets multiple domains of the microtubule binding region of tau, a highly pathogenic tau fragment associated with neurofibrillary tangle formation and cognitive decline in Alzheimer’s disease. BMS-986446 binds to specific regions of the tau protein (R1–R3 within the microtubule-binding domain) to prevent the cell-to-cell spread of tau and tau uptake into cells. It also activates microglia—the brain’s immune cells—through its Fc receptor function, promoting the clearance of tau via phagocytosis. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease. Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with Alzheimer’s disease. Recent publications suggest that during the course of Alzheimer’s disease progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages and tau tangles in Alzheimer’s disease to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in relevant animal models. In these preclinical models, BMS-986446 demonstrated significant reduction of intraneuronal tau pathology and progression protection against behavioral deficit in a tau transgenic mouse model and complete blockade of neuronal tau internalization in vitro.

In July 2021, we entered into an exclusive US license agreement for BMS-986446 and we received an associated option exercise fee of $80 million. In July 2023, we entered into an exclusive global license agreement for BMS-986446, which as discussed above supersedes and replaces the US license agreement in its entirety and we received an associated option exercise fee of $55 million. We are eligible to receive regulatory and sales milestone payments of up to $563 million, as well as tiered royalties on annual, worldwide net sales. In October 2025, Bristol Myers Squibb announced that the FDA granted Fast Track designation for BMS-986446 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as Alzheimer’s disease, with evidence demonstrating the potential to address an unmet medical need.

Phase 2 Target Tau-1 Clinical Trial

In the first quarter of 2024, BMS advanced the anti-tau program BMS-986446 with the initiation of the Phase 2 TargetTau-1 clinical trial (NCT06268886). TargetTau-1 is a randomized, double-blind, placebo-controlled, global Phase 2 proof-of-concept study designed to evaluate the efficacy, safety and tolerability of multiple doses of BMS-986446 in approximately 310 participants with early Alzheimer’s disease. The study aims to determine whether targeting MTBR-tau can modify disease progression. In addition to clinical outcome measures, the trial integrates a comprehensive biomarker strategy to assess tau and amyloid-beta biology. The primary outcome measure is change from baseline in brain tau deposition as measured by tau positron emission tomography (PET) at 76 weeks.

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

Our Discovery and Preclinical Programs

We have a portfolio of unpartnered discovery and preclinical-stage programs for diseases with significant unmet medical needs.

If promising, we expect to advance our discovery programs into early preclinical development while exploring strategic interest for further development, if appropriate.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2025, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in our 2024 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three and nine months ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Collaboration revenue	$2,415	$970	$1,445	149%
Revenue from license and intellectual property	—	—	—	—%
Total revenue	$2,415	$970	$1,445	149%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Collaboration revenue	$9,613	$132,984	$(123,371)	(93)%
Revenue from license and intellectual property	50	50	—	—%
Total revenue	$9,663	$133,034	$(123,371)	(93)%
Total revenue was $2.4 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $9.7 million and $133.0 million for the nine months ended September 30, 2025, and 2024, respectively.
Collaboration revenue was $2.4 million and $9.6 million for the three and nine months ended September 30, 2025, compared to $1.0 million and $133.0 million for the three and nine months ended September 30, 2024. Collaboration revenue for three and nine months ended September 30, 2025 was related to the partial performance of our PRX019 Phase 1 Clinical Trial Obligation. Collaboration revenue of $133.0 million for the nine months ended September 30, 2024 included $107.9 million from the PRX019 Global License Agreement and PRX019 Phase 1 Clinical Trial Obligation and $25.0 million was related to BMS’s material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target that expired unexercised on May 24, 2024 as a result of the expiration of the research term of the Collaboration Agreement.
As of September 30, 2025, the Company has $2.7 million of deferred revenue related to the remaining performance obligations under the PRX019 Global License Agreement related to PRX019 Phase 1 Clinical Trial Obligations. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the nine months ended September 30, 2025, and 2024 included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Research and development	$28,938	$50,723	$(21,785)	(43)%
General and administrative	13,238	16,760	(3,522)	(21)%
Restructuring costs	479	—	479	nm
Total operating expenses	$42,655	$67,483	$(24,828)	(37)%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Research and development	$120,266	$172,347	$(52,081)	(30)%
General and administrative	46,746	50,351	(3,605)	(7)%
Restructuring costs	33,088	—	33,088	nm
Total operating expenses	$200,100	$222,698	$(22,598)	(10)%
__________
n/m = not meaningful

Total operating expenses consist of R&D expenses, general and administrative (“G&A”) expenses, and restructuring costs. Our operating expenses were $42.7 million and $67.5 million for the three months ended September 30, 2025 and 2024, respectively, and $200.1 million and $222.7 million for the nine months ended September 30, 2025, and 2024, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, and preclinical activities related to our discovery programs. We also incurred wind down costs for programs that we are no longer advancing, including birtamimab and PRX012.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and consulting expenses.
Research and Development Expenses
Our R&D expense decreased by $21.8 million or 43% for the three months ended September 30, 2025 and decreased by $52.1 million or 30% for the nine months ended September 30, 2025, compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2025, compared to the same periods in the prior year, was primarily due to lower clinical trial expenses primarily related to PRX012 wind down, lower personnel expenses and lower manufacturing and consulting expenses.

The following table sets forth the R&D expenses for our major programs (specifically, programs with successful first dosing in a Phase 1 clinical trial and have material expenditures in the periods presented), which were birtamimab, PRX012, PRX019, and other R&D expenses for the three and nine months ended September 30, 2025, and 2024, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Birtamimab (NEOD001)	$7,136	$18,159	$52,483	$60,908
PRX012	14,653	28,093	47,821	97,900
PRX019(1)	2,192	1,328	6,118	2,785
Other R&D(2)	4,957	3,143	13,844	10,754
Total research and development	$28,938	$50,723	$120,266	$172,347

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
General and Administrative Expenses
Our G&A expenses decreased by $3.5 million or 21% for the three months ended September 30, 2025 and decreased by $3.6 million or 7% for the nine months ended September 30, 2025, compared to the same periods in the prior year primarily due to lower personnel expense.

Restructuring Costs

In June 2025, we commenced a restructuring plan following our decision in May 2025 to discontinue further development of birtamimab. We have incurred aggregate restructuring charges of approximately $0.5 million and $33.1 million for the three and nine months ended September 30, 2025.

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

Other Income (Expense)

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Interest income	$3,351	$6,743	$(3,392)	(50)%
Other expense, net	(23)	(66)	43	(65)%
Total other income, net	$3,328	$6,677	$(3,349)	(50)%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Interest income	$11,493	$20,429	$(8,936)	(44)%
Other expense, net	(306)	(194)	(112)	58%
Total other income, net	$11,187	$20,235	$(9,048)	(45)%

Interest income decreased by $3.4 million or 50% for the three months ended September 30, 2025 and decreased by $8.9 million or 44% for the nine months ended September 30, 2025, compared to the same periods in the prior year primarily due to lower interest income from our cash and money market accounts resulting from lower cash balances and lower yields.
Other expense, net for the three and nine months ended September 30, 2025, was primarily foreign exchange losses from transactions with vendors denominated in euros.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Benefit from income taxes	$(371)	$(835)	$464	(56)%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$43,253	$(5,075)	$48,328	(952)%

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its deferred tax assets, the legislation does not have a material impact on our consolidated financial statements for the period ended September 30, 2025.

Income tax benefit decreased by $0.5 million for the three months ended September 30, 2025, compared to the same period in the prior year. The current quarter income tax benefit is primarily related to changes in the capitalization requirements of U.S. research and development activities enacted in the OBBBA. Income tax expense increased by $48.3 million for the nine months ended September 30, 2025, compared to the same period in the prior year, primarily due to recording a valuation allowance for the federal deferred tax assets, mainly relating to share-based compensation and R&D expenditure capitalized in previous years.

No tax benefit has been recorded related to tax losses recognized in Ireland or the U.S. and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	September 30,	December 31,
	2025	2024
Working capital	$288,538	$436,911
Cash and cash equivalents	$330,843	$471,388
Total assets	$352,628	$547,108
Total liabilities	$57,639	$60,182
Total shareholders’ equity	$294,989	$486,926

Working capital was $288.5 million as of September 30, 2025, a decrease of $148.4 million from working capital of $436.9 million as of December 31, 2024. This decrease in working capital during the nine months ended September 30, 2025, was primarily attributable to cash used in operating activities of $140.3 million.

As of September 30, 2025, we had $330.8 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents at September 30, 2025 are sufficient to meet our obligations for at least the next twelve months. To operate beyond such period, or if we elect to increase our spending on research and development programs significantly above current long-term plans or enter into potential licenses and/or other acquisitions of complementary technologies, products or companies, we may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional capital. We expect to continue to finance future capital needs that exceed our existing cash and cash equivalents, payments pursuant to our agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaboration agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans, including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of September 30, 2025, $215.8 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(140,268)	$(102,278)
Net cash used in investing activities	(138)	(255)
Net cash provided by (used in) financing activities	(139)	1,613
Net decrease in cash, cash equivalents and restricted cash	$(140,545)	$(100,920)

Cash Used in Operating Activities

Net cash used in operating activities was $140.3 million for the nine months ended September 30, 2025, which was primarily due to ongoing research and development activities, general and administrative expenses to support those activities (adjusted to exclude non-cash charges for share-based compensation expense) and payments related to our restructuring activities, partially offset by interest income on investments.

Cash Used in Investing Activities

Net cash used in investing activities was $138 thousand for the nine months ended September 30, 2025, which consisted of expenditures to purchase property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $139 thousand for the nine months ended September 30, 2025, which consisted of expenditures related to our at-the-market offering.

Nine Months Ended September 30, 2024

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our third quarter 2024 Quarterly Report on Form 10-Q for a discussion of the cash flows for the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

At September 30, 2025, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual obligations as of September 30, 2025, consisted of minimum cash payments under operating leases of $9.9 million, purchase obligations of $3.1 million (of which $2.2 million is included in current liabilities), obligations under our restructuring plan of $17.6 million (of which all of it is included in current liabilities), and contractual obligations under license agreements of $0.2 million. Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
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

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $9.7 million remains outstanding as of September 30, 2025

The following is a summary of our contractual obligations as of September 30, 2025 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases (1)	$9,932	$839	$3,301	$3,269	$2,523	$—	$—
Purchase obligations (2)	3,120	2,997	123	—	—	—	—
Obligations under the restructuring plan (3)	17,614	16,776	838	—	—	—	—
Contractual obligations under license agreements	184	34	45	45	30	30	—
Total	$30,850	$20,646	$4,307	$3,314	$2,553	$30	$—

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) As of the filing date, there were no material changes to our Purchase obligations subsequent to September 30, 2025.
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

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in euros. We recorded a loss on foreign currency exchange rate differences of approximately $306,000 and $194,000 during the nine months ended September 30, 2025, and 2024, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $222.5 million for the nine months ended September 30, 2025, and $122.3 million and $147.0 million, and $116.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of September 30, 2025, we had an accumulated deficit of $1.3 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
•wind down the Phase 1 clinical trials for PRX012 and Phase 3 clinical trial for birtamimab, and support the Phase 1 clinical trial for PRX019 and potential additional clinical trials for these and other programs;
•develop and possibly commercialize our drug candidates;
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
As of September 30, 2025, we had cash and cash equivalents of $330.8 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for prasinezumab being conducted by Roche, the Phase 2 and 2b clinical trials for prasinezumab being conducted by Roche, the Phase 3 clinical trial for coramitug (formerly PRX004) being conducted by Novo Nordisk, the Phase 2 clinical trial for BMS-986446 being conducted by BMS, and the Phase 1 clinical trial for PRX019;
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

•Geographic regions where we operate may be affected by war, terrorism, or political instability, and our operations may be vulnerable to disruption, including disturbances to the credit and financial markets (in such region or worldwide), or to services generally, including healthcare services. For example, operations at clinical trial sites may be disrupted by ongoing conflicts and/or new conflicts, which could result in (i) the inability or unwillingness of study participants, site investigators or other study personnel to travel to such clinical trial sites or otherwise follow study protocols, (ii) the diversion of healthcare resources away from the conduct of clinical trials, or (iii) the complete or partial cessation of operations at such clinical trial sites.
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
There is no assurance that the results of the Phase 3 clinical trial for prasinezumab, the Phase 2 and 2b clinical trials for prasinezumab, the Phase 3 clinical trial for coramitug, the Phase 2 clinical trial for BMS-986446, and the Phase 1 clinical trial for PRX019 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.

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
We cannot predict whether we, or our partners (as applicable), will encounter problems with the Phase 3 clinical trial for prasinezumab, the Phase 2 and 2b clinical trials for prasinezumab, the Phase 3 clinical trial for coramitug, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trial for PRX019, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon Roche with respect to further development of prasinezumab. Under the terms of our collaboration with Roche, Roche is responsible for that further development, including the conduct of the Phase 3, Phase 2, and Phase 2b clinical trials and any future clinical trial of that drug candidate.
We are dependent upon Novo Nordisk with respect to further development of coramitug, including the Phase 3 clinical trial and any future clinical trial of that drug candidate.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our Amended Distribution Agreement, as may be further amended from time to time), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2025, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 16,764,284.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On September 3, 2025, Michael J. Malecek, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 160,000 shares of the Company’s ordinary shares until December 31, 2026.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1#	Form of Employment Agreement	8-K	001-35676	7/30/2025	10.1

10.2#	Form of Restricted Share Unit Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan	10-Q	001-35676	8/4/2025	10.2

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	November 6, 2025	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer and Chief Strategy Officer