Form 10-K
period 2025-12-31
PROTHENA CORP PUBLIC LTD CO
filed 2026-02-27
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $326.6 million based on the last reported sale of the registrant’s ordinary shares on the Nasdaq Global Market on such date.
53,832,982 of the Registrant’s ordinary shares, par value $0.01 per share, were outstanding as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual General Meeting of Shareholders to be held on May 14, 2026, are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its Proxy Statement within 120 days after its fiscal year ended December 31, 2025.

PROTHENA CORPORATION PLC
Annual Report on Form 10-K
For the Year Ended December 31, 2025

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

PART I
ITEM 1. BUSINESS
Overview

Prothena Corporation plc (“Prothena” or the “Company”) is a late-stage clinical biotechnology company with expertise in protein dysregulation with the potential to change the course of devastating neurodegenerative and rare peripheral amyloid diseases.

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s pipeline includes both wholly-owned and partnered programs being developed for the potential treatment of diseases including Parkinson’s disease, ATTR amyloidosis with cardiomyopathy, Alzheimer’s disease, Amyotrophic lateral sclerosis (ALS) and a number of other neurodegenerative diseases. Prothena is developing and applying its proprietary CYTOPE® technology to target a broad spectrum of intracellular disease pathways in the brain and periphery.
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

Under certain pathological conditions, the process by which proteins fold into specific conformations to carry out their intended biological activities becomes dysregulated. When this happens, proteins misfold and propagate many diseases that are not adequately addressed by current therapies. Proteins that misfold and aggregate to form amyloid are associated with a multitude of common and rare human diseases that can gravely damage vital organs. Amyloid can affect any organ in the body. Our pipeline reflects our deep understanding of the contribution of these toxic proteins to the cause and progression of disease. For example, Parkinson’s disease is characterized by neuronal dysfunction and loss caused by the cell-to-cell spreading of toxic forms of aggregated alpha-synuclein protein. Transthyretin amyloidosis (ATTR amyloidosis) is a rare, progressive and fatal disease characterized by deposition of aggregated misfolded transthyretin proteins in vital organs such as the heart. It is believed two different proteins – Aβ (amyloid beta) and tau – are important contributors to Alzheimer’s disease pathology. Misfolded Aβ builds up to form plaques between nerve cells in the brain. Tangles of twisted tau fibrils aggregate within neurons and spread from cell to cell and cause build up inside the neurons.

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

Our near-term plan is to continue to support our active clinical programs which are all partnered with large pharmaceutical companies, while investing in early-stage research programs and technology to create future partnership opportunities and collaborations. Our active clinical portfolio includes prasinezumab currently being evaluated in the Phase 3 PARAISO clinical trial for the treatment of early Parkinson’s disease in partnership with Roche, coramitug currently being evaluated in the Phase 3 CLEOPATTRA clinical trial for the treatment of ATTR-CM by Novo Nordisk, BMS-986446 currently being evaluated in the Phase 2 TargetTau-1 clinical trial for the treatment of early Alzheimer’s disease by Bristol Myers Squibb, and PRX019 currently being evaluated in a Phase 1 clinical trial by Prothena as part of a global partnership with Bristol Myers Squibb. Our early-stage research programs include development of a new technology, CYTOPE®, which enables precise targeting of intracellular disease pathways in the brain and periphery through an endosomal uptake and escape mechanism that preserves membrane and vesicle integrity following systemic administration. This technology potentially allows for targeting of previously undruggable intracellular disease targets. In addition, we are conducting further preclinical development of PRX012, our wholly-owned anti-Aβ antibody for the treatment of Alzheimer’s disease in conjunction with a transferrin receptor (TfR) technology to potentially further enhance its clinical profile. Our near-term strategy is to develop these programs efficiently while evaluating potential strategic research collaborations and licensing deals with large pharmaceutical companies to further advance and elucidate their potential at the appropriate value inflection point. For example, we currently have and are focused on developing additional research collaborations with large pharmaceutical companies to further develop and explore applications of our CYTOPE® technology.

Key elements of our strategy to achieve our goal are to:

•Concentrate our discovery and development efforts in areas where we have decades of scientific expertise and experience.

We leverage our core scientific expertise and proven protein dysregulation platform to develop novel therapeutics for the potential treatment of neurodegenerative and rare peripheral amyloid diseases.

Our pipeline is advanced by a team with scientific expertise and a track record of discovering and developing innovative, and often first-in-class programs. Our legacy includes fundamental discoveries in the understanding of Alzheimer’s disease biology including identifying and elucidating the role Aβ plays in Alzheimer’s disease pathology. These findings led to the development of a drug discovery and development organization that generated first-in-class clinical candidates in Alzheimer’s disease, Parkinson’s disease, and ATTR amyloidosis. In addition, our research team has developed a new technology, CYTOPE®, which enables precise targeting of intracellular disease pathways in the brain and periphery through an endosomal uptake and escape mechanism that preserves membrane and vesicle integrity following systemic administration. This technology potentially allows for targeting of previously undruggable intracellular disease targets and was developed by our team since currently available alternate technologies do not efficiently accomplish these desired outcomes.

Key elements of our biology-directed discovery engine include:

•A focus on pathophysiology-directed targeting focused on targeting proteins with the greatest effect on disease;
•Expert epitope mapping with deep expertise in determining optimal epitopes to be targeted for maximal efficacy;
•Disease driven antibody engineering for therapeutics engineered to optimally eliminate pathogenic proteins while preserving normal biology;
•Application of CYTOPE® technology to effectively and efficiently target previously undruggable intracellular disease targets.

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

We have employed our discovery engine to optimally target key epitopes on misfolded proteins including alpha-synuclein, transthyretin, tau and Aβ to relevantly influence biology and achieve clinical benefit across a number of indications. In addition, we have applied our new CYTOPE® technology to target phosphorylated TDP-43, a key pathogenic feature of TDP-43 proteinopathies, including amyotrophic lateral sclerosis or ALS.

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

Today, one of the elements that distinguishes Prothena is that our pipeline has matured beyond demonstrating target engagement via downstream biomarkers. Instead, our internally discovered pipeline has generated multiple proof points that our molecules have successfully influenced biology in a manner that translates into clinical benefit. We’ve most recently demonstrated this in ATTR amyloidosis and Parkinson’s disease where preclinical findings in our programs have translated to positive clinical data leading our partners to advance our programs into Phase 3 development.

•Focus on diseases that lack effective therapies.

We focus on the development of therapies for serious and/or life-threatening diseases that currently lack effective therapies or in areas where current therapies have known limitations. Our efforts in Parkinson’s disease, ATTR amyloidosis, Alzheimer’s disease, ALS and other neurological or peripheral amyloid diseases are examples of this.

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

ATTR amyloidosis is a disease caused by misfolded, pathogenic forms of transthyretin (ATTR) protein that deposit as amyloid in vital organs such as the heart. Current therapeutic approaches seek to reduce the production of new pathogenic ATTR protein in order to slow the formation of new amyloid deposits. However, simply reducing new pathogenic protein production may not be adequate for patients who are at high risk of early mortality due to the substantial existing amyloid deposition in their vital organs. The therapeutic approach we are developing with coramitug (formerly PRX004) for ATTR amyloidosis is an investigational monoclonal antibody designed to clear the pathogenic amyloid deposits. Coramitug is designed to target and clear amyloid deposited in organs in order to improve organ function. Current therapies do not adequately address the needs of patients with ATTR amyloidosis who have advanced stages of cardiac disease due to amyloid deposition. Improving survival for these patients is an area of urgent need which directly aligns with coramitug’s differentiated depleter mechanism that targets the amyloid that causes organ dysfunction and failure and puts patients at risk for early mortality.

Amyotrophic Lateral Sclerosis (ALS) is a progressive, fatal neurodegenerative disease characterized by the selective loss of upper and lower motor neurons, and in the majority of cases by cytoplasmic aggregation and nuclear depletion of the RNA-binding protein TDP-43. Current approved therapies that broadly target ALS seek to affect disease progression by targeting broad mechanisms such as excitotoxicity and oxidative stress, rather than the core molecular pathology. These treatments do not stop or reverse motor neuron degeneration and, to date, provide limited clinical benefit. Consequently, there remains a major unmet need for disease-modifying therapies that directly address TDP-43-driven mechanisms. Using our internally discovered CYTOPE® technology, we have developed an anti-pTDP-43 CYTOPE® that is designed to address the core molecular pathology associated with ALS in in the majority of cases.

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

Our robust discovery engine generates new targets and compounds that have the potential to treat unmet medical needs. For investigational therapeutic programs targeting broad patient populations that may require large clinical trials and development investment, we may seek to collaborate or license these programs to pharmaceutical or biotechnology companies for development and/or commercialization. Our collaboration with Roche to develop prasinezumab for the potential treatment of Parkinson’s disease and other related synucleinopathies and the acquisition of our ATTR amyloidosis business by Novo Nordisk are examples of this, as are our two global licensing deals with BMS focused on neurodegenerative diseases. Within these types of collaborations, we will evaluate several strategic options for designing and operationalizing early to late-stage development programs. This includes evaluating the option of designing and operationalizing clinical programs ourselves or with a partner. In addition, we will leverage research collaborations with large pharmaceuticals companies to explore applications of our CYTOPE® technology. These collaborations are designed to further investigate discovery programs which may lead to potential licensing deals or partnerships in the future.

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

Our Research and Development Pipeline

Our active clinical research and development pipeline includes four therapeutic antibody programs currently in active clinical development: prasinezumab, in collaboration with Roche, for the potential treatment of Parkinson’s disease and other related synucleinopathies; coramitug, which is being developed by Novo Nordisk, for the potential treatment of ATTR amyloidosis; and BMS-986446 and PRX019, in collaboration with BMS, for the potential treatment of Alzheimer’s disease and neurodegenerative diseases respectively.

In addition to our clinical development pipeline, we have received clearance by the FDA for an investigational new drug (IND) application for PRX123. PRX123 is our Alzheimer’s disease vaccine program and was also granted Fast Track designation from the FDA. We also have a number of discovery- and late-preclinical-stage programs targeting proteins implicated in neurological diseases. This includes our TDP-43 CYTOPE® program for the potential treatment of ALS and additional undisclosed discovery programs leveraging our novel CYTOPE® technology and our preclinical PRX012-TfR program for the potential treatment of Alzheimer’s disease.

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

Clinical Development Program for Prasinezumab

Phase 3 PARAISO Clinical Trial

In the fourth quarter of 2025, Roche initiated the Phase 3 PARAISO clinical trial (NCT07174310) evaluating prasinezumab as a potential treatment for early Parkinson’s disease. PARAISO is a Phase 3, randomized, double-blind, placebo-controlled, multicenter clinical trial to evaluate the efficacy and safety of prasinezumab in approximately 900 participants with early-stage Parkinson's disease on stable symptomatic monotherapy with levodopa. Primary endpoint of the trial is time to confirmed motor progression event on Movement Disorder Society - Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part III score at a minimum of 104 weeks.

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

Clinical Development Program for Coramitug

Phase 3 CLEOPATTRA Clinical Trial

In the fourth quarter of 2025, Novo Nordisk initiated the Phase 3 CLEOPATTRA clinical trial (NCT07207811) evaluating coramitug as a potential treatment for ATTR-CM. CLEOPATTRA is a randomized, double-blind, placebo-controlled, multicenter clinical trial in approximately 1,280 participants with ATTR-CM. Primary endpoint is the number of occurrences of composite endpoint of cardiovascular (CV) deaths and recurrent CV events (CV hospitalizations and urgent heart failure visits) in a timeframe to end of study up to approximately four years.

Phase 2 Clinical Trial

A Phase 2 clinical trial of coramitug in 105 patients with ATTR amyloidosis with cardiomyopathy was conducted by Novo Nordisk (NCT05442047). Top-line results were presented as a late-breaking session at the American Heart Association (AHA) Scientific Sessions in November 2025 and simultaneously published in the AHA journal, Circulation. Treatment with coramitug 60 mg/kg resulted in a statistically significant reduction in NT-proBNP levels compared with placebo (–48%; p=0.0017) over 52 weeks and notably with a reduction at in NT-proBNP levels at 12 months from baseline. This favorable reduction was achieved on top of background use of standard-of-care TTR stabilizers in most patients (80% in the coramitug 60 mg/kg group and 85.7% in the placebo group). Coramitug 60 mg/kg showed an estimated treatment difference of 13.45 meters in the six-minute walk test (6MWT) vs. placebo. Statistical significance was not achieved on the 6MWT endpoint, however this was potentially due to the small sample size and relatively short study duration. In addition, across a wide range of echocardiographic parameters, including measures of left ventricle (LV) and right ventricle (RV) systolic function, diastolic function, and estimated pulmonary arterial pressures, coramitug 60 mg/kg was associated with improvements versus placebo, suggestive of favorable cardiac remodeling. Coramitug demonstrated an acceptable safety profile and was generally well tolerated.

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

Clinical Development Program for BMS-986446

In October 2025, Bristol Myers Squibb obtained Fast Track designation from the U.S. FDA for BMS-986446 for the treatment of Alzheimer’s disease.

Phase 2 Clinical Trial

In the first quarter of 2024, BMS advanced the anti-tau program BMS-986446 with the initiation of a Phase 2 TargetTau-1 clinical trial (NCT06268886). This is a randomized, double-blind, placebo-controlled, global, Phase 2 clinical trial designed to evaluate the efficacy, safety, and tolerability of BMS-986446, an anti-MTBR tau monoclonal antibody, in approximately 310 participants with early Alzheimer's disease. Participants will be randomized into one of three treatment arms including placebo, BMS-986446 Dose A, and BMS-986446 Dose B. The primary outcome measure is change from baseline to week 76 in brain tau deposition as measured by tau positron emission tomography (PET). Secondary endpoints include change from baseline to week 76 in Clinical Dementia Rating Scale Sum of Boxes (CDR-SB) score and in the integrated Alzheimer’s Disease Rating Scale (iADRS) score.

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

In 2025, BMS completed a Phase 1 clinical trial to assess drug levels, tolerability and absolute biological availability of single subcutaneous dose of BMS-986446 in healthy participants. This was a Phase 1, randomized, open-label, parallel, single-dose clinical trial to assess the pharmacokinetics, tolerability, and absolute bioavailability of subcutaneous administration of BMS-986446, an anti-MTBR tau monoclonal antibody, in approximately 46 healthy participants.

License, Development, and Commercialization Agreement with BMS

In July 2021, we entered into an exclusive US license agreement for BMS-986446 and we received an associated option exercise fee of $80 million. In July 2023, we entered into an exclusive global license agreement for BMS-986446, which supersedes and replaces the US license agreement in its entirety and we received an associated option exercise fee of $55 million. We are eligible to receive regulatory and sales milestone payments of up to $563 million, as well as tiered royalties on annual, worldwide net sales. In October 2025, Bristol Myers Squibb obtained Fast Track designation from the U.S. FDA for BMS-986446 for the potential treatment of Alzheimer’s disease.

PRX019 for the Potential Treatment of Neurodegenerative Diseases

PRX019 is an investigational antibody for the potential treatment of neurodegenerative diseases in development in collaboration with BMS.

In December 2023, the FDA cleared the IND application for PRX019. In May 2024, we entered into an exclusive global license agreement for PRX019 and we received an associated option exercise fee of $80 million. We are eligible to receive development, regulatory, and sales milestone payments of up to $617.5 million as well as tiered royalties on annual, worldwide net sales.

In November 2024, we announced that we had initiated a Phase 1 first-in-human clinical trial to evaluate the safety, tolerability, immunogenicity, and pharmacokinetics of single ascending and multiple doses in healthy adults.

Early-Stage Programs

We are also advancing several early-stage programs for neurological diseases with significant unmet medical needs. If promising, we expect to advance our discovery and preclinical programs to clinical development. New target discovery will focus on areas where we can bring potential new therapies to patients expeditiously through our internal expertise and resources. Existing late discovery-stage or preclinical-stage programs may be partnered or out-licensed.

TDP-43 CYTOPE®

In November 2025, we presented a poster titled Treatment with a Cell-Internalizing CYTOPE® Targeting pTDP-43 Reduces Intraneuronal Pathology in a Mouse Model of ALS at Neuroscience 2025, hosted by the Society for Neuroscience (SfN) and subsequently presented an encore at the 36th International Symposium of ALS/MND. The scientific poster described our TDP-43 CYTOPE® developed using our new CYTOPE® technology. CYTOPE® enables precise targeting of intracellular disease pathways in the brain and periphery through an endosomal uptake and escape mechanism that preserves membrane and vesicle integrity following systemic administration. To demonstrate the potential of CYTOPE® we developed and investigated our TDP-43 CYTOPE® program in multiple preclinical models which was the basis of the scientific presentation.

Preclinical data from in vivo transgenic mouse model of ALS expressing human mutant TDP-43:

•Systemically-administered TDP-43 CYTOPE® rapidly and efficiently distributed to the brain, internalized into the cytosol and colocalized with intracellular pTDP-43 pathology in rNLS8 mice

•Systemically-administered TDP-43 CYTOPE® significantly reduced intracellular pTDP-43 pathology in rNLS8 mouse motor cortex and neuromuscular junction

Preclinical in vitro data from rat and human-derived neuronal cell lines and human iPSC motor neurons:

•TDP-43 CYTOPE rapidly and efficiently internalized into the cytosol and colocalized with pre-formed cytosolic pTDP-43 aggregates
•TDP-43 CYTOPE promoted significant clearance of cytosolic pTDP-43 aggregates and meaningfully reduced RNA dysregulation driven by cryptic exon inclusions, defining pathogenic features of ALS and other TDP-43 proteinopathies

These results demonstrate the potential of our CYTOPE® technology as a novel modality, enabling precise targeting of intracellular disease pathways.

CYTOPE®

We are developing a new technology, CYTOPE®, which enables precise targeting of intracellular disease pathways in the brain and periphery through an endosomal uptake and escape mechanism that preserves membrane and vesicle integrity following systemic administration. This technology potentially allows for targeting of previously undruggable intracellular disease targets.

Our strategy is to efficiently identify and develop programs leveraging CYTOPE® while evaluating potential strategic research collaborations and licensing deals with large pharmaceutical companies to further advance and elucidate their potential at the appropriate value inflection point.

PRX012 and PRX012-TfR for the Potential Treatment of Alzheimer’s Disease

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

PRX012 is a potential next-generation anti-Aβ antibody designed for subcutaneous administration to address the unmet need of millions of patients with presymptomatic or early symptomatic Alzheimer's disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose trial to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with Alzheimer’s disease. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, such as Alzheimer’s disease, with evidence demonstrating the potential to address an unmet medical need. In August 2025, we announced topline Phase 1 data from our ongoing multiple dose trial.

We plan to explore potential partnership interest to advance PRX012 and our preclinical PRX012-TfR (transferrin receptor) antibody programs.

Phase 1 ASCENT Clinical Program

The Phase 1 ASCENT clinical program includes ASCENT-1: a randomized, double-blind, placebo-controlled single-ascending-dose trial; ASCENT-2: a randomized, double-blind, placebo-controlled six-month multiple-dose trial; and ASCENT-3: a twelve-month open-label extension trial. The objectives of the ASCENT clinical program were to determine the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012. The ASCENT-2 and ASCENT-3 trials also evaluated the pharmacodynamics of PRX012, including amyloid plaque deposition as measured by positron emission tomography (PET), in participants with early symptomatic AD. The results summarize key data points from the five ASCENT-2 Group A cohorts in 228 participants with early symptomatic AD who are either APOε4 non-carriers or heterozygous carriers ranging in doses of PRX012 from 45 mg to 400 mg, randomized to PRX012 or placebo in a 3:1 ratio. Additional amyloid plaque reduction data from ASCENT-3, the open-label extension (OLE) trial, was available.

The Phase 1 ASCENT clinical program results demonstrated PRX012 as a potential once-monthly, subcutaneous anti-Aβ antibody with dose- and time-dependent reductions in amyloid plaque. At the 400 mg dose level, PRX012 demonstrated a mean reduction in amyloid PET to 27.47 centiloids (CL) at month 12. In clinical trials for FDA approved anti-Aβ antibodies, amyloid negativity defined as <30 CL or <24.1 CL. However, PRX012 was associated with higher overall ARIA-E rates relative to FDA approved anti-Aβ antibodies, making PRX012 less appropriate for the patients studied in the ASCENT clinical program. When ARIA-E did occur, the characteristics were similar to those reported following treatment with other anti-Aβ antibodies.

Additionally, preliminary data from the patients who were administered the 400 mg dose level of PRX012 for 18 months, mean CL value observed at 18 months was approximately 16.0 with 9 of 12 participants reaching amyloid negativity - amyloid levels below 24.1 CL.

PRX012-TfR Preclinical Program

Based on the profile observed in the ASCENT clinical program and feasibility work already completed on its preclinical Aβ-transferrin receptor antibody surrogate, we believe this approach may represent an opportunity to significantly lower the risk of ARIA and quickly reduce amyloid plaque with a once-monthly subcutaneous administration. Initial preclinical studies on our surrogate Aβ-TfR antibody have demonstrated substantially increased brain exposure and facilitated rapid targeting of Aβ plaques in an APP/PS1 transgenic mouse model.

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

In January 2024, we announced that the FDA has cleared the IND application for PRX123 and granted PRX123 Fast Track designation. We are exploring potential partnership interest to advance PRX123.

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

Information including the results of the nonclinical and clinical testing, and the chemistry, manufacturing and controls of the product are evaluated and, if determined to be adequate, submitted to the FDA to support the proposed product labeling through a BLA. The application includes all relevant data available from nonclinical and clinical trials, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other required information. Data from company-sponsored clinical trials intended to support the efficacy and safety of a proposed use of a product, and/or from alternative sources, including studies initiated by investigators may be included in a BLA.

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

Intellectual Property

We seek to protect our proprietary technology and other intellectual property that we believe is important to our business, including by seeking, maintaining and defending patents. We also rely on trade secrets, know-how, and trademarks to protect our business. We may seek licenses from others as appropriate to enhance or maintain our competitive position.

Our patent portfolio is generally directed to composition of matter for programs, product candidates, and platform technologies, related methods of use, including treatment of diseases and related processes.

We own or hold exclusive licenses to issued patents and pending patent applications in the U.S. and other jurisdictions. As of December 31, 2025, our patent portfolio included approximately 59 patent families of patents or patent applications related to neurodegenerative disease programs, CYTOPE® platform technologies, and other assets. These include approximately 11 families related to the prasinezumab program.

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

Manufacturing

Prasinezumab - Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) manufactured clinical supplies of our drug candidate prasinezumab for our completed Phase 1a single ascending dose and Phase 1b multiple ascending dose clinical trials. Roche, with whom we are collaborating on development of prasinezumab, is manufacturing clinical supplies for any subsequent clinical trials for prasinezumab. We are dependent on Roche, and its third-party manufacturers if applicable, to manufacture these clinical supplies.

Coramitug (formerly PRX004) - Rentschler Biopharma SE (“Rentschler”) manufactured clinical supplies of our drug candidate coramitug for our completed Phase 1 clinical trial. In July 2021, we sold shares of one of our wholly-owned subsidiaries to Novo Nordisk. In connection with the transaction, Novo Nordisk acquired our ATTR amyloidosis business, including our drug candidate coramitug. We are dependent on Novo Nordisk, and its third-party manufacturers if applicable, to manufacture clinical supplies of coramitug.

BMS-986446 (formerly PRX005) - Catalent Pharma Solutions, LLC (“Catalent Pharma”) was our third-party manufacturer for drug substance and Sharp Sterile Manufacturing, LLC (formerly known as “Berkshire Sterile Manufacturing, LLC” and hereinafter referred to as “Sharp Sterile”) was our third-party manufacturer for drug product for our drug candidate BMS-986446 for our Phase 1 clinical trial. BMS, with whom we are collaborating on development of BMS-986446, is responsible for manufacturing clinical supplies for any subsequent clinical trials for BMS-986446. We are dependent on BMS, and its third-party manufacturers if applicable, to manufacture these clinical supplies.

PRX019 - Lonza Ltd (“Lonza”) is our third-party manufacturer for drug substance and drug product for our drug candidate PRX019. We are dependent on Lonza to manufacture clinical supplies for our Phase 1 clinical trial.

Research and Development

Our research and development expenses totaled $134.9 million, $222.5 million, and $220.6 million in 2025, 2024, and 2023, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees and Human Capital Management

As of December 31, 2025, we had 67 employees, including 13 who held M.D. and/or Ph.D. degrees.Of our total employees, 36 were engaged in research and development (R&D) activities and the remainder were engaged in general and administrative (G&A) functions. In 2026, we expect to reduce our headcount by 17 employees, including 16 in R&D and the remainder in G&A roles. These anticipated reductions may change as we continue to assess and optimize our workforce to support our remaining wholly-owned programs, obligations to partnered programs, and anticipated business development activities.

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

As of December 31, 2025, we employed approximately 57% women and 43% men, and approximately 42% of our employees are racially or ethnically diverse. Our executive team, including employees at or above the vice president level, includes approximately 39% women, and approximately 26% who are racially or ethnically diverse. These figures were estimated by our human resources department.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net losses of $244.1 million $122.3 million and $147.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1.3 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
•wind down the Phase 1 clinical trials for PRX012, and support the Phase 1 clinical trial for PRX019 and potential additional clinical trials for these and other programs;
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
As of December 31, 2025, we had cash and cash equivalents of $307.5 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for prasinezumab being conducted by Roche, the Phase 3 clinical trial for coramitug (formerly PRX004) being conducted by Novo Nordisk, the Phase 2 clinical trial for BMS-986446 being conducted by BMS, and the Phase 1 clinical trial for PRX019;
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
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to substantially amend existing procedures and policies or put in place additional procedures and policies to ensure compliance with privacy and data protection rules and requirements. These changes could adversely impact our business by increasing operational and compliance costs or impact business practices. Further, there is a risk that the amended policies and procedures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If we fail to comply with any such laws or regulations, we may face significant litigation, government investigations, fines and penalties as well as reputational damage which could adversely affect our business, operations, financial condition and prospects. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act (the “CCPA”), among other things, imposes data privacy obligations on covered companies and provides expanded privacy rights to California residents, including the right to access, delete, and opt out of certain disclosures of their information. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. Further, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. Although the CCPA exempts certain health-related information, including clinical trial data, the CCPA and the amendments under the CPRA may increase our compliance costs and potential liability.
Multiple states have followed California to legislate comprehensive privacy laws with data privacy rights. For example, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, and Connecticut Personal Data Privacy and Online Monitoring Act. While these new laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape. Several other states have followed suit and passed similar legislation which will go into effect in the coming years. Further, additional privacy laws that are similar in nature have been proposed in other states and at the federal level and, if passed, such laws may have potentially conflicting requirements that would make compliance challenging.
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
There is no assurance that the results of the Phase 3 clinical trial for prasinezumab, the Phase 3 clinical trial for coramitug, the Phase 2 clinical trial for BMS-986446, and the Phase 1 clinical trial for PRX019 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we, or our partners (as applicable), will encounter problems with the Phase 3 clinical trial for prasinezumab, the Phase 3 clinical trial for coramitug, the Phase 2 clinical trial for BMS-986446, the Phase 1 clinical trial for PRX019, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon Roche with respect to further development of prasinezumab. Under the terms of our collaboration with Roche, Roche is responsible for that further development, including the conduct of the Phase 3 clinical trial and any future clinical trial of that drug candidate.
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
Coramitug has been granted Orphan Drug Designation by both the FDA and EMA for the treatment of transthyretin (or ATTR) amyloidosis. In addition, we may seek Orphan Drug Designation for one or more of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drug products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.
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
BMS-986446, for the treatment of Alzheimer’s disease, has been granted Fast Track Designation by the FDA. In addition, we may seek Fast Track designation for one or more of our future drug candidates. If a drug candidate is intended for the treatment of a serious condition and demonstrates the potential to address an unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our drug candidates, but there is no assurance that the FDA will grant this status to any of our drug candidates. The FDA has broad discretion whether or not to grant Fast Track designation, and even if we consider a particular drug candidate to be eligible for this designation, there is no assurance that it will be granted by the FDA. Even if we do receive Fast Track designation, we may not experience a faster review or approval compared to other, non-expedited FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our applicable clinical development program. Marketing applications filed by sponsors of products granted Fast Track designation may qualify for priority review under FDA policies and procedures, but Fast Track designation does not assure any such review or ultimate marketing approval by the FDA.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such drug candidates are commercialized. Even if patents covering our drug candidates are obtained, once a patent covering a drug candidate has expired, we may be open to competition, including biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours. Our patents issued as of December 31, 2025, are anticipated to expire on dates ranging from 2026 to 2042, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of December 31, 2025, the resulting patents are projected to expire on dates ranging from 2028 to 2046. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each first regulatory review period for a product, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions (including the sale of ordinary shares pursuant to our Amended Distribution Agreement, as may be further amended from time to time, and as discussed below), or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of December 31, 2025, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 16,780,773.
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
We do not believe we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2025. However, the application of the PFIC rules is subject to uncertainties in a number of respects, and we cannot assure that the U.S. Internal Revenue Service (the “IRS”) will not take a contrary position. We also cannot assure that we will not be a PFIC for U.S. federal income tax purposes for the current taxable year or any future taxable year.
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
A transfer of our ordinary shares (i) by a seller who holds shares outside of DTC to any buyer, or (ii) by a seller who holds the shares through DTC to a buyer who holds the acquired shares outside of DTC, may be subject to Irish stamp duty, subject to the availability of a relief or exemption. Payment of any Irish stamp duty is generally a legal obligation of the transferee.

Ireland’s Finance Act 2025 introduced a new exemption from Irish stamp duty (the “Market Capitalization Exemption”) under section 86B of the Stamp Duties Act for transfers of shares in certain Irish incorporated companies where: (i) those shares are admitted to trading on a regulated market or multilateral trading facility (within the meaning of Directive 2014/65/EU of the European Parliament and of the Council of 15 May 2014 on markets in financial instruments and amending Directive 2002/92/EC and Directive 2011/61/EU) or a market located outside the European Union that is equivalent to a regulated market or multilateral trading facility; (ii) the closing market capitalization of the issuer is below the specified threshold of €1 billion on December 1 of the preceding year; and (iii) a valid notification has been made to the Irish Revenue Commissioners for the relevant year. Future transfers of our ordinary shares may be eligible for this exemption, subject to compliance with applicable notification requirements and other conditions under the Stamp Duties Act. There can be no assurance that we will qualify for this exemption in any particular year, or that the exemption will continue to be available, as eligibility depends on market capitalization thresholds, timely notification to the Irish Revenue Commissioners and other relevant conditions.
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

In Dublin, Ireland, we occupy approximately 920 square feet of office spaces under two leases which expire on July 31, 2026.

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
Holders
There were approximately 5,106 shareholders of record of our ordinary shares as of February 20, 2026. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Performance Graph(1)
The following graph shows a comparison from December 31, 2020, through December 31, 2025, of cumulative total return on assumed investment of $100.00 in cash in our ordinary shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Points on the graph represent the performance as of end of each business day.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Prothena Corporation plc, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

Cumulative Total Return as of	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Prothena Corporation plc	$100	$411	$502	$303	$115	$80
Nasdaq Composite Index	$100	$121	$81	$116	$150	$180
Nasdaq Biotechnology Index	$100	$99	$89	$92	$91	$120
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
While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding tax on dividends, due to the wide scope of the exemptions from DWT available under Irish domestic law, it would generally be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.
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
A transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds shares outside of DTC to any buyer, or (ii) by a seller who holds the shares through DTC to a buyer who holds the acquired shares outside of DTC, may be subject to Irish stamp duty, subject to the availability of relief or exemption. Shareholders wishing to transfer their shares into or out of DTC may do so without giving rise to Irish stamp duty provided that there is no change in the beneficial ownership of such shares and the transfer into or out of DTC is not effected in contemplation of a subsequent sale of such shares to a third party. In order to benefit from this exemption from Irish stamp duty, the seller must confirm to us that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and there is no agreement for the sale of the shares by the beneficial owner to a third party being contemplated.
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

Contracts with Multiple Performance Obligations

Significant judgment is required to apply the authoritative accounting guidance at the outset of a collaboration arrangement, and over time. Our Collaboration Agreement with BMS and our License Agreement with Roche contained multiple performance obligations. In the identification of performance obligations, there is judgment involved in identifying the promised goods or services in the collaboration agreement, determining whether these are distinct in the context of the contract, and determining if these represent a performance obligation to a customer. These determinations are highly subjective and can differ between arrangement based on specific contractual terms. The identified performance obligations will impact most significantly the timing of revenue recognition, and is a point-in-time assessment performed at the outset of a collaboration arrangement. We account for the individual performance obligations separately if they are distinct. Factors considered in the determination of whether the license performance obligations are distinct included, among other things, the research and development capabilities of each of BMS and Roche and their respective sublicense rights, and for the remaining performance obligations the fact that they are not proprietary and can be and have been provided by other vendors. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis.

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

At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, we evaluate whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method, which includes judgment. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by Prothena) is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. In general, we consider such milestone payments as variable consideration with constraint and therefore we recognize the revenue from such milestone payments as collaboration revenue at the point in time when we can conclude it is probable that a significant revenue reversal will not occur in future periods.

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
Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Collaboration revenue	$9,634	$135,107	$(125,473)	(93)%
Revenue from license and intellectual property	50	50	—	—%
Total revenue	$9,684	$135,157	$(125,473)	(93)%
Total revenue was $9.7 million and $135.2 million for the years ended December 31, 2025, and 2024, respectively.
Collaboration revenue from BMS was $9.6 million for the year ended December 31, 2025, compared to $135.1 million for the year ended December 31, 2024, a decrease of $125.5 million compared to the prior year. Collaboration revenue for the year ended December 31, 2025 was related to the partial performance of our PRX019 Phase 1 Clinical Trial Obligation. Collaboration revenue from BMS for 2024 included recognition of $110.1 million from the PRX019 Global License Agreement and related development services and $25.0 million was related to BMS’s material rights for the US Rights and Global Rights for the TDP-43 Collaboration Target that expired unexercised as a result of the expiration of the research term of the Collaboration Agreement. See Note 7, “Significant Agreements” to the Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
License and intellectual property revenue for the years ended December 31, 2025 and 2024, included $50,000 in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Research and development	$134,852	$222,519	$(87,667)	(39)%
General and administrative	59,392	67,199	(7,807)	(12)%
Restructuring costs	30,080	—	30,080	nm
Total operating expenses	$224,324	$289,718	$(65,394)	(23)%
__________
nm = not meaningful
Total operating expenses consist of research and development (“R&D”) expenses, general and administrative (“G&A”) expenses, and restructuring costs. Our operating expenses were $224.3 million and $289.7 million for the years ended December 31, 2025, and 2024, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, and preclinical activities related to our discovery programs. We also incurred wind down costs for programs that we are no longer advancing in clinical development, including birtamimab and PRX012.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and consulting expenses.
Research and Development Expenses
Our R&D expense decreased by $87.7 million for the year ended December 31, 2025, compared to the prior year. The decrease for the year ended December 31, 2025, was primarily due to lower clinical trial expenses primarily related to PRX012 wind down, lower personnel expenses and lower manufacturing and consulting expenses.
The following table sets forth the R&D expenses for our major programs (specifically, programs with successful first dosing in a Phase 1 clinical trial and have material expenditures in the periods presented), which were birtamimab, PRX012, PRX019, and other R&D expenses for the years ended December 31, 2025, and 2024, (in thousands):

	Year Ended December 31,
	2025	2024
Birtamimab (NEOD001)	$53,455	$85,649
PRX012	54,020	116,359
PRX019(1)	8,081	5,035
Other R&D(2)	19,296	15,476
Total research and development	$134,852	$222,519

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
General and Administrative Expenses
Our G&A expenses decreased by $7.8 million, for the year ended December 31, 2025, compared to the prior year primarily due to lower personnel and consulting expenses.

Restructuring Costs

In June 2025, we commenced a restructuring plan following our decision in May 2025 to discontinue further development of birtamimab. We have incurred aggregate restructuring charges of approximately $30.1 million for the year ended December 31, 2025.

Restructuring charges incurred under this plan primarily consist of employee termination benefits in connection with the reduction in force announced in June 2025 and contract termination costs. Employee termination benefits include severance costs, employee-related benefits, and noncash share-based compensation expense related to the acceleration of the vesting of certain stock options. The vast majority of the employee termination benefits were paid out during the year ended December 31, 2025. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. See Note 11, “Restructuring” to the Consolidated Financial Statements for more information.
Other Income (Expense)

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Interest income	$14,139	$25,816	$(11,677)	(45)%
Other expense, net	(328)	(185)	(143)	77%
Total other income (expense), net	$13,811	$25,631	$(11,820)	(46)%

Interest income decreased by $11.7 million for the year ended December 31, 2025, compared to the prior year, primarily due to lower interest income from our cash and money market accounts resulting from lower interest rates and lower cash and money market balances.

Other expense, net for the year ended December 31, 2025, was primarily foreign exchange losses from transactions with vendors denominated in euros.
Provision for (benefit from) Income Taxes

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$43,263	$(6,620)	$49,883	(754)%

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment, and unamortized Section 174 balances will be recognized over the remaining amortization period. As the Company maintains a full valuation allowance on its deferred tax assets, the legislation did not have a material impact on our consolidated financial statements for the year ended December 31, 2025.

Provision for income taxes increased by $49.9 million for the year ended December 31, 2025, compared to prior year primarily due to recording a valuation allowance for the federal deferred tax assets, mainly relating to share-based compensation and R&D expenditure capitalized in previous years.

No tax benefit has been recorded related to tax losses recognized in Ireland or the U.S. and any deferred tax assets for those losses are offset by a valuation allowance.
Comparison of the years ended December 31, 2024 and 2023
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2024 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources
Overview

	December 31,
	2025	2024
	(Dollars in thousands)
Working capital	$274,350	$436,911
Cash and cash equivalents	$307,531	$471,388
Total assets	$326,804	$547,108
Total liabilities	$46,330	$60,182
Total shareholders’ equity	$280,474	$486,926

Working capital was $274.4 million as of December 31, 2025, a decrease of $162.6 million from working capital of $436.9 million as of December 31, 2024. This decrease in working capital during the year ended December 31, 2025, was primarily attributable to cash used in operating activities of $163.6 million.

As of December 31, 2025, we had $307.5 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents at December 31, 2025 are sufficient to meet our obligations for at least the next twelve months. To operate beyond such period, or if we elect to increase our spending on research and development programs significantly above current long-term plans or enter into potential licenses and/or other acquisitions of complementary technologies, products or companies, we may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional capital. We expect to continue to finance future capital needs that exceed our existing cash and cash equivalents, payments pursuant to our agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaboration agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans, including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” to our Consolidated Financial Statements for more information). We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of December 31, 2025, $232.5 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.

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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(163,580)	$(150,050)	$(133,906)
Net cash used in investing activities	(138)	(298)	(2,773)
Net cash provided by (used in) financing activities	(139)	1,554	45,103
Net decrease in cash, cash equivalents and restricted cash	$(163,857)	$(148,794)	$(91,576)
Cash Used in Operating Activities
Net cash used in operating activities was $163.6 million for the year ended December 31, 2025, which was primarily due to ongoing research and development activities, general and administrative expenses to support those activities (adjusted to exclude non-cash charges for share-based compensation expense) and payments related to our restructuring activities, partially offset by interest income on investments.
Cash Used in Investing Activities
Net cash used in investing activities was $138 thousand for the year ended December 31, 2025, which consisted of expenditures to purchase property and equipment.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $139 thousand for the year ended December 31, 2025, which consisted of expenditures related to our at-the-market offering.

Years ended December 31, 2024 and 2023

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our 2024 and 2023 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2024 and 2023, respectively.
Off-Balance Sheet Arrangements
At December 31, 2025, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of December 31, 2025, consisted of minimum cash payments under operating leases of $9.1 million, purchase obligations of $3.1 million (of which $2.7 million is included in current liabilities), obligations under our restructuring plan of $13.3 million (of which all of it is included in current liabilities), and contractual obligations under license agreements of $50 thousand. Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.
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

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $9.0 million remains outstanding as of December 31, 2025

The following is a summary of our contractual obligations as of December 31, 2025 (in thousands):

	Total	2026	2027	2028	2029	Thereafter
Operating leases (1)	$9,093	$3,301	$3,269	$2,523	$—	$—
Purchase obligations (2)	3,077	3,077	—	—	—	—
Obligations under the restructuring plan (3)	13,303	13,303	—	—	—	—
Contractual obligations under license agreements	50	35	15	—	—	—
Total	$25,523	$19,716	$3,284	$2,523	$—	$—

(1) See Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.
(2) As of the filing date, there were no material changes to our Purchase obligations subsequent to December 31, 2025
(3) Includes cash obligations under our restructuring plan. For additional information, see Note 11, “Restructuring” to our Consolidated Financial Statements.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2026 net cash used in operating and investing activities to be approximately $50 million to $55 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business including the effect of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Foreign Currency Risk
Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in euros. We recorded losses on foreign currency exchange rate differences of approximately $328,000, $185,000 and $458,000 during the years ended December 31, 2025, 2024 and 2023, respectively. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the euro and other such currencies strengthen against the U.S. dollar.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prothena Corporation plc and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

San Francisco, California
February 27, 2026

Prothena Corporation plc and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$307,531	$471,388
Prepaid expenses and other current assets	7,662	14,024
Total current assets	315,193	485,412
Non-current assets:
Property and equipment, net	2,144	3,081
Operating lease right-of-use assets	8,125	10,708
Deferred tax assets	—	43,239
Restricted cash, non-current	860	860
Other non-current assets	482	3,808
Total non-current assets	11,611	61,696
Total assets	$326,804	$547,108
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,875	$7,770
Accrued research and development	4,329	13,428
Deferred revenue, current	2,664	8,850
Restructuring liability	13,303	—
Lease liability, current	2,886	2,610
Other current liabilities	11,786	15,843
Total current liabilities	40,843	48,501
Non-current liabilities:
Deferred revenue, non-current	—	3,448
Lease liability, non-current	5,487	8,233
Total non-current liabilities	5,487	11,681
Total liabilities	46,330	60,182
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at December 31, 2025 and 2024
Issued and outstanding shares — none at December 31, 2025 and 2024
Ordinary shares, $0.01 par value:	538	538
Authorized shares — 100,000,000 at December 31, 2025 and 2024
Issued and outstanding shares — 53,832,982 and 53,826,982 at December 31, 2025 and 2024, respectively
Additional paid-in capital	1,626,369	1,588,729
Accumulated deficit	(1,346,433)	(1,102,341)
Total shareholders’ equity	280,474	486,926
Total liabilities and shareholders’ equity	$326,804	$547,108

 See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$9,634	$135,107	$91,320
Revenue from license and intellectual property	50	50	50
Total revenue	9,684	135,157	91,370
Operating expenses:
Research and development	134,852	222,519	220,571
General and administrative	59,392	67,199	61,835
Restructuring costs	30,080	—	—
Total operating expenses	224,324	289,718	282,406
Loss from operations	(214,640)	(154,561)	(191,036)
Other income (expense):
Interest income	14,139	25,816	31,014
Other expense, net	(328)	(185)	(458)
Total other income, net	13,811	25,631	30,556
Loss before income taxes	(200,829)	(128,930)	(160,480)
Provision for (benefit from) income taxes	43,263	(6,620)	(13,452)
Net loss	$(244,092)	$(122,310)	$(147,028)
Basic and diluted net loss per ordinary share	$(4.53)	$(2.27)	$(2.76)
Shares used to compute basic and diluted net loss per share	53,829	53,772	53,216

See accompanying Notes to Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(244,092)	$(122,310)	$(147,028)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	895	893	928
Share-based compensation	37,640	45,964	40,914
Deferred income taxes	43,239	(9,346)	(15,689)
Reduction in the carrying amount of right-of-use assets	2,807	2,692	7,484
Loss on disposal of fixed assets	104	—	15
Changes in operating assets and liabilities:
Accounts receivable	—	5,159	(5,159)
Prepaid expenses and other assets	10,628	2,539	(2,537)
Deferred revenue	(9,634)	(55,107)	(29,330)
Restructuring liability	13,303	—	—
Accounts payable, accruals and other liabilities	(15,776)	(18,298)	22,855
Operating lease liabilities	(2,694)	(2,236)	(6,359)
Net cash used in operating activities	(163,580)	(150,050)	(133,906)
Investing activities
Purchases of property and equipment	(138)	(298)	(2,810)
Proceeds from disposal of fixed assets	—	—	37
Net cash used in investing activities	(138)	(298)	(2,773)
Financing activities
Proceeds from issuance of ordinary shares in public offering, net	—	—	20,689
Proceeds from issuance of ordinary shares in at-the market offering, net	(139)	(353)	2,894
Proceeds from issuance of ordinary shares upon exercise of stock options	—	1,907	21,520
Net cash provided by (used in) financing activities	(139)	1,554	45,103
Net decrease in cash, cash equivalents and restricted cash	(163,857)	(148,794)	(91,576)
Cash, cash equivalents and restricted cash, beginning of the year	472,248	621,042	712,618
Cash, cash equivalents and restricted cash, end of the year	$308,391	$472,248	$621,042

Supplemental disclosures of cash flow information
U.S. Federal	$900	$3,110	$1,467
U.S. State and Local	31	62	87
Cash paid for income taxes, net	$931	$3,172	$1,554

Supplemental disclosures of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$75	$237
Right-of-use assets obtained in exchange for lease obligations	$224	$217	$3,810
Reclassification of prepaid lease payments to right-of-use assets upon lease commencement	$—	$—	$7,763
At-the market offering costs included in accounts payable and accrued liabilities	$—	$—	$6

See accompanying Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$307,531	$471,388	$618,830
Restricted cash, current	—	—	1,352
Restricted cash, non-current	860	860	860
Total cash, cash equivalents and restricted cash, end of the year	$308,391	$472,248	$621,042

Prothena Corporation plc and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	52,103,608	$521	$1,454,524	$(833,003)	$622,042
Share-based compensation			40,914		40,914
Issuance of ordinary shares upon exercise of stock options	1,135,302	12	21,445	—	21,457
Issuance of ordinary shares upon vesting of restricted stock units	5,750	—	—	—	—
Issuance of ordinary shares in public offering, net of issuance costs of $1.4 million	395,096	4	20,905	—	20,909
Issuance of ordinary shares under the at-the-market offering program, net of issuance costs of $153 thousand	42,361	—	3,071	—	3,071
Net loss	—	—	—	(147,028)	(147,028)
Balances at December 31, 2023	53,682,117	537	1,540,859	(980,031)	561,365
Share-based compensation			45,964		45,964
Issuance of ordinary shares upon exercise of stock options	125,615	1	1,906		1,907
Issuance of ordinary shares upon vesting of restricted stock units	19,250	—	—		—
Net loss				(122,310)	(122,310)
Balances at December 31, 2024	53,826,982	538	1,588,729	(1,102,341)	486,926
Share-based compensation			37,640		37,640
Issuance of ordinary shares upon vesting of restricted stock units	6,000	—	—		—
Net loss				(244,092)	(244,092)
Balances at December 31, 2025	53,832,982	$538	$1,626,369	$(1,346,433)	$280,474

See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
1.Organization
Description of Business
Prothena Corporation plc (“Prothena” or the “Company”) is a late-stage clinical biotechnology company with expertise in protein dysregulation with the potential to change the course of devastating neurodegenerative and rare peripheral amyloid diseases.

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s pipeline includes both wholly-owned and partnered programs being developed for the potential treatment of diseases including Parkinson’s disease, ATTR amyloidosis with cardiomyopathy, Alzheimer’s disease, Amyotrophic lateral sclerosis (ALS) and a number of other neurodegenerative diseases. Prothena is developing and applying its proprietary CYTOPE® technology to target a broad spectrum of intracellular targets in the brain and periphery.

The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of December 31, 2025, the Company had an accumulated deficit of $1.3 billion and cash and cash equivalents of $307.5 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at December 31, 2025, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products the Company will need to raise substantial additional capital. The Company expects to continue to finance future capital needs that exceed its existing cash and cash equivalents from payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaborative agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans including pursuant to the Amended Distribution Agreement (See Note 8, “Shareholders’ Equity” for more information). The Company cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to its shareholders.
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
Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2025, the Company had $0.9 million of restricted cash held by a bank in certificate of deposit as collateral to a standby letter of credit under certain operating lease. See Note 6, "Commitments and Contingencies" for additional information regarding the Company’s operating leases.
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

Asset	Estimated Useful Life
Machinery and equipment	4 -7 years
Leasehold improvements	Shorter of expected useful life or lease term
Purchased computer software	4 years
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
There were no impairment charges recorded during the years ended December 31, 2025, 2024 and 2023.
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
When lease agreements also require the Company to make additional payments for taxes, insurance and other operating expenses incurred during the lease period, such payments are expensed as incurred. See Note 6, “Commitments and Contingencies,” which provides additional details on the Company's current lease arrangements. As of December 31, 2025 and 2024, the Company had no financing leases.
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
The Company analyzes its collaboration arrangements to assess whether they are financing arrangements within the scope of ASC 730 or as a collaboration arrangement pursuant to ASC 808, or whether such arrangements are reflective of a vendor-customer relationship and therefore within the scope of Topic 606. As of December 31, 2025, the Company has not had any arrangements outside the scope of Topic 606. The following describes the Company’s accounting treatment pursuant to Topic 606:
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
Restructuring Charges
The Company commenced a restructuring plan in June 2025. Associated restructuring charges consist of postemployment benefits related to the reduction of its workforce, contract termination costs, and other costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. Postemployment benefits are recorded at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities for ongoing benefits are recorded when restructuring activities are probable and the benefit amounts are estimable. Costs related to contracts without future benefit or contract termination are recognized at fair value at the earlier of the contract termination or the cease-use dates. Other exit-related costs are expensed as incurred. Other costs primarily consist of legal, consulting, and other costs related to employee terminations, and are expensed when incurred. Termination benefits are calculated based on regional benefit practices and local statutory requirements.

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
The Company measures compensation expense for all share-based awards at the grant date based on the fair value measurement of the award. In general, share-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, for each award. In RSUs with front-loaded vesting, share-based compensation expense is recognized ratably based on the number of RSU shares that vest in each period. The fair value of RSUs is based on the closing market price of the Company’s ordinary shares on the date of grant. Upon the vesting of the RSUs, a portion of the shares vested are sold by the employee to satisfy employee withholding tax requirements (sell-to-cover).
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

Income Taxes

The Company files its own U.S. and foreign income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes. Deferred tax assets (“DTAs”) and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates projected to be in effect for the year in which the differences are expected to reverse. Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, recent cumulative earnings/losses by taxing jurisdiction, projected future taxable income, tax planning strategies and recent financial operations. Based upon the weight of available evidence, including the outcome of the Phase 3 AFFIRM-AL clinical trial for birtamimab and the announced corporate restructuring, including a substantial workforce reduction, management believes that it is not more likely than not the Company will realize the benefits of its federal and state DTAs. Accordingly, in the year ended December 31, 2025, the Company recorded a full valuation allowance against its federal and state DTAs and continues to record a full valuation allowance against its Irish DTAs. Actual operating results in future years could differ from our current assumptions, judgments and estimates.
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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in euros. The Company recorded losses on foreign currency exchange rate differences of approximately $328,000, $185,000 and $458,000 during the years ended December 31, 2025, 2024 and 2023, respectively. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.
The Company’s revenue during the years ended December 31, 2025, 2024 and 2023 was primarily from collaboration revenue recognized under the Company’s Collaboration Agreement with BMS. The Company derived its revenue during the years ended December 31, 2025, 2024 and 2023 from foreign countries and none from Ireland.
As of December 31, 2025, and 2024, $2.1 million and $3.1 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
Consistent with the Company’s operational structure, the chief executive officer, as the CODM, manages and allocates resources at the global corporate level using consolidated, single-segment GAAP financial statement reported profit and loss and consolidated budget and forecast information for the purpose of evaluating performance, allocating resources, setting incentive targets, and planning and forecasting future periods. Managing and allocating resources at the global corporate level enables the CODM to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a clinical program basis. The Company is not organized by market and is managed and operated as one business. As a single reportable segment entity the determined measure of profit or loss is the Company’s consolidated net income (loss). Consolidated asset information for the Company’s single-segment is presented in the Company’s Consolidated Balance Sheets.
The following table sets forth significant research and development (“R&D”) expenses by program as regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2025	2024	2023
Birtamimab (NEOD001)	$53,455	$85,649	$68,831
PRX012	54,020	116,359	102,767
PRX019	8,081	5,035	7,703
Other R&D	19,296	15,476	41,270
Total R&D	$134,852	$222,519	$220,571

Recently Issued Accounting Pronouncements Not Yet Adopted
On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. This guidance will be effective for the Company’s annual period ending December 31, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during fiscal 2025 that are of significance or potential significance to the Company.
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public business entities to disclose a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the expected tax further broken out by nature and/or jurisdiction. The guidance also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The Company adopted this standard on a retrospective basis for the year ended December 31, 2025 and has included these enhanced income tax disclosures in Note 10, “Income Taxes”. The further disaggregation of income taxes paid are shown within the Supplemental disclosures of cash flow information under the Consolidated Statements of Cash Flows.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $275.4 million and $440.3 million in money market funds included in cash and cash equivalents at December 31, 2025, and 2024, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid R&D expenses	$5,270	$12,029
Prepaid G&A expenses	639	830
Other	1,753	1,165
Prepaid and other current assets	$7,662	$14,024

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$7,068	$9,137
Purchased computer software	2,128	2,252
	9,196	11,389
Less: accumulated depreciation and amortization	(7,052)	(8,308)
Property and equipment, net	$2,144	$3,081
Depreciation expense was $0.9 million, $0.9 million, and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Payroll and related expenses	$11,350	$14,468
Professional services	222	445
Other	214	930
Other current liabilities	$11,786	$15,843

5.Net Loss Per Ordinary Share

Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(244,092)	$(122,310)	$(147,028)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations	53,829	53,772	53,216
Net loss per share:
Basic and diluted net loss per ordinary share	$(4.53)	$(2.27)	$(2.76)
Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the years ended December 31, 2025, 2024 and 2023, and therefore diluted net loss per share is equal to basic net loss per share.

The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options to purchase ordinary shares	10,289	11,107	9,866
Restricted Stock Units (RSU)	1,091	6	25
Total	11,380	11,113	9,891

6.Commitments and Contingencies
Lease Commitments
As of December 31, 2025, the Company currently has three leases relating to its facilities in the United States and Dublin, Ireland.

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by the Company. In April 2025, the Company renewed both leases, each for another one year term with termination dates in July 2026.

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of December 31, 2025, the Brisbane Sublease has a remaining lease term of 2.8 years.

Total operating lease cost for the Brisbane Sublease was $3.2 million, $3.2 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total cash paid against the operating lease liability was $3.1 million, $2.7 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of December 31, 2025, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Consolidated Balance Sheets as of December 31, 2025 (in thousands):

Year Ended December 31,	Operating Leases
2026	$3,301
2027	3,269
2028	2,523
Thereafter	—
Total	$9,093
Less: Present value adjustment (imputed interest)	(720)
Total lease liability	$8,373
Less: Lease liability, current	(2,886)
Lease liability, non-current	$5,487

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2025, and 2024.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2025, the Company had non-cancelable purchase commitments to suppliers for $3.1 million of which $2.7 million is included in current liabilities, obligations under the Company’s restructuring plan of $13.3 million (of which all of it is included in current liabilities) and contractual obligations under license agreements of $50 thousand. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of December 31, 2025 (in thousands):

	Total	2026	2027	2028	2029	Thereafter
Purchase Obligations (1)	$3,077	$3,077	$—	$—	$—	$—
Contractual obligations under license agreements	50	35	15	—	—	—
Obligations under restructuring plan(2)	13,303	13,303	—	—	—	—
Total	$16,430	$16,415	$15	$—	$—	$—
________________
(1) Purchase obligations consist of non-cancelable purchase commitments to suppliers and contract research organizations.
(2) Includes cash obligations under our restructuring plan. For additional information, see Note 11, “Restructuring” to the Consolidated Financial Statements.
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
The term of the License Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of all Roche Royalty Terms with respect to all Licensed Products. The License Agreement may also be terminated (i) by Roche at will after the first anniversary of the effective date of the License Agreement, either in its entirety or on a Licensed Product-by-Licensed Product basis, upon 90 days’ prior written notice to the Company prior to first commercial sale and 180 days’ prior written notice to Prothena after first commercial sale, (ii) by either party, either in its entirety or on a Licensed Product-by-Licensed Product or region-by-region basis, upon written notice in connection with a material breach uncured 90 days after initial written notice, and (iii) by either party, in its entirety, upon insolvency of the other party. The License Agreement may be terminated by either party on a patent-by-patent and country-by-country basis if the other party challenges a given patent in a given country. The Company’s rights to co-develop Licensed Products under the License Agreement will terminate if the Company commences certain studies for certain types of competitive products. The Company’s rights to co-promote Licensed Products under the License Agreement will terminate if the Company commences a Phase 3 study for such competitive products.
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
Performance Obligations
As of December 31, 2025, and December 31, 2024, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.
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
Roche did not achieve any milestones under the License Agreement during the years ended December 31, 2025 and 2024, respectively.

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

Term and Termination
The term of the Collaboration Agreement expired on May 24, 2024.
Performance Obligations
At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (each, a “US License”) or globally (each, a “Global License”), respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of December 31, 2025 of $2.7 million is related to the outstanding PRX019 Phase 1 clinical trial obligation (“PRX019 Phase 1 Clinical Trial Obligation”).

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

Global License Agreement for the Tau/BMS-986446 Collaboration Target

Subsequently, BMS exercised its Global Rights for the tau/BMS-986446 Collaboration Target and on July 5, 2023, PBL entered into a Global License Agreement granting BMS an exclusive license to develop, manufacture and commercialize tau Collaboration Products globally for any and all uses or purposes with respect to any human or animal disease, disorder or condition (the “Tau Global License Agreement”). The Tau Global License Agreement supersedes and replaces the Tau US License Agreement in its entirety. The Company received an associated option exercise fee of $55.0 million in August 2023 and it is eligible to receive regulatory and sales milestones up to $562.5 million upon achievement of certain events, including regulatory approval of a tau Collaboration Product, and on BMS achieving certain annual, worldwide net sales thresholds. The Company also is eligible to receive tiered royalties on net sales of tau Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. BMS will continue to pay royalties on a Collaboration Product-by-Collaboration Product and country-by-country basis, until the latest of (i) expiration of certain patents covering the Collaboration Product in such country of sale, (ii) expiration of any regulatory exclusivity for the Collaboration Product in such country of sale, and (iii) an agreed period of time after the first commercial sale of the Collaboration Product in such country of sale (the “Royalty Term”). The term of the Tau Global License Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of all Royalty Terms with respect to all Licensed Products.

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

Global License Agreement for the undisclosed/PRX019 Collaboration Target

On May 24, 2024, PBL entered into a Global License Agreement granting BMS an exclusive license to develop, manufacture and commercialize Collaboration Products targeting an undisclosed target (including PRX019) globally for any and all uses or purposes with respect to any human or animal disease, disorder or condition (the “PRX019 Global License Agreement”). The Company received an associated option exercise fee of $80.0 million in June 2024 and is eligible to receive further development and regulatory milestones of up to $242.5 million upon achievement of certain development and regulatory milestones, including regulatory approval, of a Collaboration Product, and up to $375.0 million upon BMS achieving certain annual, worldwide net sales thresholds. The Company also is eligible to receive tiered royalties on annual, worldwide net sales of Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. Such milestones and royalty payments (i) could be reduced in the case where BMS is successful in developing a modified version of PRX019 that achieves certain specified improved metrics, and (ii) are subject to certain reductions as specified in the PRX019 Global License Agreement. BMS will continue to pay royalties on a Collaboration Product-by-Collaboration Product and country-by-country basis until the end of the Royalty Term. The term of the PRX019 Global License Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of all Royalty Terms with respect to all Licensed Products.

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

Revenue and Expense Recognition

Collaboration revenue from BMS was $9.6 million, $135.1 million and $91.3 million for the year ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, collaboration revenue was related to the Company’s partial performance of its PRX019 Phase 1 Clinical Trial Obligation.

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
As of December 31, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $2.7 million. The Company had nil and nil accounts receivable from BMS at December 31, 2025, and December 31, 2024, respectively.

Deferred Revenue

The deferred revenue balance at the beginning of the fiscal year was $12.3 million. During the year ended December 31, 2025, $9.6 million of deferred revenue was recognized as collaboration revenue related to the PRX019 Phase 1 Clinical Trial Obligation performed. As of December 31, 2025, the total deferred revenue balance of $2.7 million classified as current deferred revenue, relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation. The deferred revenue balance will be recognized as the remaining services are performed.
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

BMS did not achieve any milestones under either the Tau Global License Agreement or the PRX019 Global License Agreement during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Contingent Consideration/Milestone Accounting

The Company is eligible to receive additional development and sales milestone payments from Novo Nordisk totaling up to $1.13 billion upon achievement of certain specified development and commercial sales milestones under the share purchase agreement. Novo Nordisk did not achieve any milestones under the share purchase agreement during the years ended December 31, 2025, 2024 and 2023, respectively.

Revenue Recognition
No revenue was recognized related to the transaction during the years ended December 31, 2025, 2024 and 2023, respectively. There are no remaining performance obligations under this agreement. The Company had no accounts receivable from Novo Nordisk as of December 31, 2025, and 2024, respectively.

8.Shareholders' Equity

Ordinary Shares
As of December 31, 2025, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,832,982 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of December 31, 2025, 16,780,773 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.

Euro Deferred Shares
As of December 31, 2025, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at December 31, 2025. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

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
For the year ended December 31, 2023, the Company sold and issued 42,361 ordinary shares pursuant to the December 2021 Distribution Agreement under the December 2021 Prospectus, with total gross proceeds of approximately $3.2 million, before deducting underwriting discounts, commissions, and other offering expenses paid by the Company of $0.1 million.
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
In February 2024, the Company amended the Equity Distribution Agreement that it entered into in December 2021 (the “Amended Distribution Agreement”), pursuant to which the Company may issue and sell, from time to time, the Company's ordinary shares. In connection with amending the Amended Distribution Agreement, on February 22, 2024, the Company filed with the SEC a prospectus relating to the offer, issuance, and sale of up to $250.0 million of the Company’s ordinary shares (the “February 2024 Prospectus”) pursuant to the Amended Distribution Agreement. For the year ended December 31, 2025 and 2024, the Company sold and issued no ordinary shares pursuant to the Amended Distribution Agreement under the February 2024 Prospectus.
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
In May 2025, the Company’s shareholders approved an amendment to the 2018 LTIP to increase the number of ordinary shares available for issuance under the 2018 LTIP by 2,000,000 ordinary shares. As of December 31, 2025, the number of ordinary shares authorized under the 2018 LTIP was 18,620,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of December 31, 2025, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 666,163 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSU awards generally vest over either two or three years. As of December 31, 2025, 5,400,701 ordinary shares remained available for grant under the Company’s equity incentive plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of December 31, 2025 was 11%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at December 31, 2025, is $33.0 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.51 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$14,065	$20,931	$19,211
General and administrative	21,494	25,033	21,703
Restructuring costs (1)	2,081	—	—
Total share-based compensation expense	$37,640	$45,964	$40,914
________________
(1)Restructuring costs for the year ended December 31, 2025 includes $2.1 million of share-based compensation expense related to the contractual acceleration of vesting of certain option awards granted to executive officers.

The Company recognized no tax benefits for the year ended December 31, 2025 due to the Company’s full valuation allowance on its deferred tax assets. The Company recognized tax benefits from share-based awards of $8.3 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively.

The fair value of the options granted to employees and non-employee directors during the years ended December 31, 2025, 2024 and 2023 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table.

	Year Ended December 31,
	2025			2024			2023
Expected volatility	76.5%	-	79.0%	74.5%	-	78.6%	76.4%	-	90.1%
Risk-free interest rate	3.8%	-	4.4%	3.5%	-	4.7%	3.5%	-	4.8%
Expected dividend yield	—%			—%			—%
Expected term (in years)	4.8	-	5.8	4.6	-	5.7	4.4	-	5.4
Weighted average grant date fair value	$9.49			$18.69			$37.32

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,107,373	$28.70	6.16	$3,401
Granted	2,086,686	14.26
Exercised	—	—
Forfeited	(1,409,899)	28.69
Expired	(1,494,866)	39.64
Outstanding at December 31, 2025	10,289,294	$24.18	5.03	$402
Vested and expected to vest at December 31, 2025	9,995,785	$24.26	4.92	$385
Exercisable at December 31, 2025	7,838,889	$24.56	3.95	$22

The total intrinsic value of options exercised was nil, $1.3 million, and $52.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, determined as of the date of exercise.

The following table summarizes the activity and related information for RSUs during the year ended December 31, 2025:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	6,000	$51.80	0.71	$83
Units Granted	1,298,136	8.65
Units Vested	(6,000)	51.80
Units Forfeited	(207,358)	14.04
Unvested at December 31, 2025	1,090,778	$7.63	1.08	$10,417
Unvested and expected to vest at December 31, 2025	964,269	$7.61	1.03	$9,209

As of December 31, 2025, total compensation cost not yet recognized related to unvested RSUs was $6.2 million, which is expected to be recognized over a weighted-average period of 2.53 years. RSUs settle into ordinary shares upon vesting.

10. Income Taxes
The Company files its U.S. and Irish income tax returns and income taxes are presented in the Consolidated Financial Statements using the asset and liability method prescribed by the accounting guidance for income taxes.
Income (loss) before provision for income taxes by country for each of the fiscal periods presented is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Ireland	$(191,818)	$(129,602)	$(153,920)
U.S.	(9,011)	672	(6,560)
Loss before provision for income taxes	$(200,829)	$(128,930)	$(160,480)

Components of the provision for income taxes for each of the fiscal periods presented consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$9	$2,676	$2,200
U.S. State	15	50	37
Ireland	—	—	—
Total current provision for income taxes	$24	$2,726	$2,237
Deferred:
U.S. Federal	$43,047	$(9,298)	$(15,647)
U.S. State	192	(48)	(42)
Ireland	—	—	—
Total deferred provision for (benefit from) income taxes	$43,239	$(9,346)	$(15,689)
Provision for (benefit from) income taxes	$43,263	$(6,620)	$(13,452)
The Company recorded a net tax shortfall (windfall) from stock option exercises of nil, $1.0 million, and $(3.5) million for the years ended December 31, 2025, 2024 and 2023 respectively, all of which were recorded as part of its income tax provision in the Consolidated Statements of Operations.

The Company is domiciled in Ireland. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish and U.S. net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and the recognition of a full valuation allowance against deferred tax assets. Following is a reconciliation between income taxes computed at the Irish statutory tax rate and the provision for (benefit from) income taxes for each of the fiscal periods presented (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Taxes at the Irish Statutory Rate	$(25,104)	12.50%	$(16,116)	12.50%	$(20,060)	12.50%

Nontaxable or Nondeductible Items:
Share-Based Payments	791	(0.39)%	1,404	(1.09)%	1,441	(0.90)%
Income not subject to tax	—	—%	(2,560)	1.99%	—	—%
Other	277	(0.14)%	432	(0.34)%	—	—%
Other
Income tax at rates other than applicable statutory rate	(952)	0.47%	1,105	(0.86)%	474	(0.30)%
Changes in Valuation Allowance	23,861	(11.88)%	15,819	(12.27)%	17,325	(10.80)%
Foreign Tax Effects:
United States
Share-Based Payments	11,311	(5.63)%	5,687	(4.41)%	(743)	0.46%
Cross-Border Tax Laws	—	—%	(4,790)	3.72%	(4,738)	2.95%
Research and Development Credit	(1,638)	0.82%	(5,780)	4.48%	(4,802)	2.99%
Changes in Valuation Allowance	35,641	(17.75)%	(1,928)	1.50%	(1,410)	0.88%
Other	(924)	0.46%	107	(0.08)%	(939)	0.59%
Provision for (benefit from) income taxes	$43,263	(21.54)%	$(6,620)	5.14%	$(13,452)	8.37%
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred tax assets as of December 31, 2025, and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$203,434	$171,191
Tax credits	25,870	23,968
Lease liabilities	2,051	2,424
Accruals and other	1,974	1,521
Capitalized R&D	27,472	33,951
Share-based compensation	7,956	11,810
Gross deferred tax assets	268,757	244,865
Valuation allowance	(266,576)	(198,869)
Net deferred tax assets	2,181	45,996
Deferred tax liability:
Operating lease right-of-use assets	(1,989)	(2,393)
Fixed Assets	(192)	(364)
Net deferred tax assets	$—	$43,239

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

Management performs an assessment of its DTA each period. Based upon the weight of available evidence, including the outcome of the Phase 3 AFFIRM-AL clinical trial for birtamimab and the announced corporate restructuring, including a substantial workforce reduction, management believes that it is not more likely than not the Company will realize the benefits of its federal DTAs. Accordingly, the Company recorded an expense to establish a valuation allowance of $43.2 million in the year ended December 31, 2025. The Company had a full valuation allowance against its federal, state and Irish DTAs as of December 31, 2025.

For the year ended December 31, 2025, the Company recorded a decrease in DTA of $43.2 million, primarily due to the recognition of full valuation allowance. For the year ended December 31, 2024, the Company recorded an increase in DTA of $9.3 million, primarily due to Section 174 R&D Capitalization requirements of $8.9 million.

As of December 31, 2025, certain of the Company’s Irish entities had trading loss carryovers of $1.4 billion and non-trading loss carryovers of $25.7 million, each of which can be carried forward indefinitely. Trading losses are available against income from the same trade/trades while non-trading losses (excess management expenses) are available against future profits in the company in which they arise. In addition, as of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $14.1 million and $211.0 million, respectively, which are available to reduce future taxable income, if any, for the Company’s U.S. subsidiary. The federal net operating loss has an indefinite carryforward period but is limited to offset 80% of taxable income in the year utilized. If not utilized, the state net operating loss carryforward begins expiring in 2032.

The Company also has federal and California research and development credit carryforwards of $19.8 million and $22.0 million, respectively, at December 31, 2025. The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities. The federal research and development credit carryforwards will expire starting in 2042 if not utilized. The California tax credits can be carried forward indefinitely.

The Company's U.S. subsidiaries' cash balances at December 31, 2025, are committed for its working capital needs and are considered to be indefinitely invested. As such, no provision for income tax has been recognized on undistributed earnings of the Company’s U.S. subsidiaries. The determination of a hypothetical unrecognized deferred tax liability as of December 31, 2025 is not practicable because of the complexity and variety of assumptions necessary to compute the tax.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act. As a result of the enactment of the legislation, the Company recorded $0.4 million of tax benefit for year ended December 31, 2025, primarily related to changes in the capitalization requirements of U.S. research and development activities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2025	2024
Gross Unrecognized Tax Benefits at January 1	$15,427	$13,354
Additions for tax positions taken in the current year	1,101	2,201
Reductions for tax positions taken in the prior year	(619)	(128)
Gross Unrecognized Tax Benefits at December 31	$15,909	$15,427
If recognized, none of the Company's unrecognized tax benefits as of December 31, 2025, would reduce its annual effective tax rate, primarily due to corresponding adjustments to its deferred tax valuation allowance. As of December 31, 2025, the Company has not recorded a liability for potential interest or penalties.
The Company is subject to reviews and audits by the U.S. Internal Revenue Service (“IRS”), the Irish Revenue Commissioners, and other taxing authorities from time to time. The IRS concluded its examination of the Company’s U.S. subsidiaries for tax year 2021, with no adjustments arising. There were no other ongoing income tax audits as of December 31, 2025. The Company periodically reviews its uncertain tax positions. The Company’s assessment is based on many factors, including any ongoing IRS audits. For the year ended December 31, 2025, the Company’s assessment did not result in a material change in unrecognized tax benefits. The tax years 2013 to 2025 remain subject to examination by the U.S taxing authorities and the tax years 2020 to 2025 remain subject to examination by the Irish taxing authorities as of December 31, 2025.

11. Restructuring
In June 2025, the Company commenced a restructuring plan following the Company’s May 23, 2025 announcement of its decision to discontinue further development of birtamimab.

The Company incurred aggregate restructuring charges of approximately $30.1 million for the year ended December 31, 2025. Restructuring charges primarily consisted of employee termination benefits in connection with the reduction in force announced in June 2025 and contract termination costs primarily associated with exit fees relating to third-party manufacturers that were contracted for commercial supplies of birtamimab. Employee termination benefits include severance costs, employee-related benefits, and non-cash share-based compensation expense related to the acceleration of the vesting of certain stock options. Charges and other costs related to the restructuring plan are presented as restructuring costs in the Consolidated Statements of Operations. The vast majority of the termination benefits were paid out during the year ended December 31, 2025. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the year ended December 31, 2025 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs	Other	Total
Balance at December 31, 2024	$—	$—	$—	$—
Restructuring Charges	17,281	12,291	508	30,080
Adjustment for non-cash charges	(2,081)	(37)	(499)	(2,617)
Reduction for cash payments	(14,108)	(38)	(9)	(14,155)
Foreign Exchange	(1)	(4)	—	(5)
Balance at December 31, 2025	$1,091	$12,212	$—	$13,303

The total amount expected to be incurred at inception in connection with the restructuring plan was $32.6 million. The cumulative amount incurred to date was $30.1 million as of December 31, 2025. The restructuring liability is included in current liabilities on the Consolidated Balance Sheets as of December 31, 2025.

12. Employee Retirement Plan

In the U.S., the Company provides a qualified retirement plan under section 401(k) of the Internal Revenue Code (the “IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. In addition, the Company contributes 3% of each participating employee’s eligible compensation, subject to limits specified by the IRC, on a quarterly basis. Further, the Company may make an annual discretionary matching and/or profit-sharing contribution as determined solely by the Company. The Company recorded total expense for matching contributions in the U.S. of $1.4 million, $1.9 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In Ireland, the Company operates a defined contribution plan in which it contributes up to 7.5% of an employee's eligible earnings. The Company recorded total expense for employer contribution in Ireland of $167,000, $181,000, and $152,000 in the years ended December 31, 2025, 2024 and 2023, respectively.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is incorporated herein by reference from our definitive proxy statement relating to our Annual General Meeting of Shareholders to be held on May 14, 2026 (our “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers, Code of Conduct, and Insider Trading Compliance Policy shown below, the information appearing in our Proxy Statement under the following headings is incorporated herein by reference:
•Proposal No. 1 - Election of Directors
•Corporate Governance and Board Matters
•Delinquent Section 16(a) Reports
Information about Our Executive Officers
Following is certain information regarding our executive officers.

Name	Age	Position(s)	Since
Gene G. Kinney	57	President and Chief Executive Officer, Director	2016
Michael J. Malecek	60	Chief Legal Officer and Company Secretary	2019
Tran B. Nguyen	52	Chief Financial Officer	2013
		Chief Strategy Officer	2021
Brandon S. Smith	51	Chief Operating Officer	2021
Chad J. Swanson	54	Chief Development Officer	2024
Karin L. Walker	62	Chief Accounting Officer	2013
Wagner M. Zago	53	Chief Scientific Officer	2017
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
Insider Trading Compliance Policy

We have an Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of Prothena’s securities that applies to all personnel of Prothena and its subsidiaries, including directors, officers, and employees and other covered persons. We believe that our Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our Insider Trading Compliance Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended 2024. From time to time, Prothena may engage in transactions in Prothena’s securities. It is our policy to comply with all applicable federal and state securities laws or stock exchange listing standards when engaging in transactions in Prothena’s securities.

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
		S-1/A	333-191218	9/30/2013	2.2(b)

2.3	Intellectual Property License and Conveyance Agreement, dated as of December 20, 2012, among Neotope Biosciences Limited, Elan Pharma International Limited and Elan Pharmaceuticals, Inc.	8-K	001-35676	12/21/2012	2.2

3.1	Amended and Restated Memorandum and Articles of Association (Constitution) of Prothena Corporation plc	8-K	001-35676	5/25/2016	3.1

4.1	Amended and Restated Memorandum and Articles of Association (Constitution) of Prothena Corporation plc	8-K	001-35676	5/25/2016	3.1

4.2	Description of Registrant’s Securities					X

10.1(a)	Tax Matters Agreement, dated as of December 20, 2012, between Elan Corporation, plc and Prothena Corporation plc	8-K	001-35676	12/21/2012	10.1

10.1(b)	Amendment No. 1 to Tax Matters Agreement, dated as of June 25, 2013, between Elan Corporation, plc and Prothena Corporation plc	10-Q	001-35676	8/13/2013	10.2

10.2(a)†	License, Development, and Commercialization Agreement, dated as of December 11, 2013, among Neotope Biosciences Limited and Prothena Biosciences Inc, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.	10-K/A	001-35676	6/6/2014	10.4

10.2(b)+	Amendment to License, Development, and Commercialization Agreement, entered into on October 1, 2019, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.	10-K	001-35676	3/3/2020	10.6

10.2(c)+	Amendment No. 2 to License, Development, and Commercialization Agreement, entered into on August 26, 2021, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.	10-Q	001-35676	11/4/2021	10.3

10.3(a)
Understanding Related to License, Development, and Commercialization Agreement, dated as of March 1, 2020, among Prothena Biosciences Limited, Prothena Biosciences Inc, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
		10-Q	001-35676	5/6/2020	10.4(a)

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.3(b)+	License Agreement, dated as of March 1, 2020, between Prothena Biosciences Limited and F. Hoffmann-La Roche Ltd.	10-Q	001-35676	5/6/2020	10.4(b)

10.4(a)+	Global License Agreement, dated as of July 5, 2023, by and between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	11/2/2023	10.2

10.4(b)+	Amendment Number One to Global License Agreement, dated as of October 15, 2025, by and between Prothena Biosciences Limited and Celgene Switzerland LLC					X

10.5+	Global License Agreement, dated as of May 24, 2024, by and between Prothena Biosciences Limited and Celgene Switzerland LLC	10-Q	001-35676	8/8/2024	10.3

10.6+	Share Purchase Agreement, dated as of July 8, 2021, by and among Novo Nordisk A/S, Novo Nordisk Region Europe A/S, Prothena Corporation plc, and Prothena Biosciences Limited	10-Q	001-35676	11/4/2021	10.4

10.7(a)	Sublease, dated as of October 28, 2022, by and between Arcus Biosciences, Inc. and Prothena Biosciences Inc.	10-K	001-35676	2/28/2023	10.15(a)

10.7(b)	Consent to Sublease Agreement, dated as of October 28, 2022, by and among HCP LS Brisbane, LLC, Arcus Biosciences, Inc., and Prothena Biosciences Inc.	10-K	001-35676	2/28/2023	10.15(b)

10.8#	Prothena Corporation plc Amended and Restated 2012 Long Term Incentive Plan	8-K	001-35676	5/23/2017	10.1

10.9(a)#	Prothena Corporation plc 2018 Long Term Incentive Plan	8-K	001-35676	5/18/2018	10.1

10.9(b)#	First through Sixth Amendments to the Prothena Corporation plc 2018 Long Term Incentive Plan					X

10.10(a)#	Prothena Corporation plc 2020 Employment Inducement Incentive Plan	10-Q	001-35676	5/6/2020	10.2

10.10(b)#	First through Fourteenth Amendments to the Prothena Corporation plc 2020 Employment Inducement Incentive Plan	10-K	001-35676	2/22/2024	10.23

10.11#	Form of Deed of Indemnification between Prothena Corporation plc and its Directors and Officers	8-K	001-35676	12/11/2014	10.1

10.12#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013)	S-8	333-196572	6/6/2014	99.2

10.13#	Form of Option Award Agreement between Prothena Corporation plc and its Non-Employee Directors under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning May 16, 2018)	10-Q	001-35676	8/7/2018	10.2

10.14#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning January 29, 2013 until February 4, 2014)	S-8	333-196572	6/6/2014	99.3

		Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.15#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2012 Long Term Incentive Plan (used beginning February 4, 2014)	10-K	001-35676	3/13/2015	10.11

10.16#	Form of Option Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan (used beginning June 21, 2018)	10-Q	001-35676	8/7/2018	10.3

10.17#	Form of Option Award Agreement under the Prothena Corporation plc 2020 Employment Inducement Incentive Plan (used beginning March 2, 2020)	10-Q	001-35676	8/6/2020	10.3

10.18#	Form of Restricted Share Unit Award Agreement between Prothena Corporation plc and its Named Executive Officers under the Prothena Corporation plc 2018 Long Term Incentive Plan	10-Q	001-35676	8/4/2025	10.2

10.19#	Employment Agreement, dated September 30, 2016, between Prothena Biosciences Inc and Gene G. Kinney	8-K	001-35676	11/4/2016	10.1

10.20#	Form of Employment Agreement between Prothena Biosciences Inc and its Named Executive Officers (other than CEO)	8-K	001-35676	7/30/2025	10.1

19.1	Prothena Corporation plc Insider Trading Compliance Policy	10-K	001-35676	2/27/2025	19.1

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97#	Policy on Recoupment of Incentive Compensation	10-K	001-35676	2/22/2024	97

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

Previously Filed
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Dated:	February 27, 2026	Prothena Corporation plc (Registrant)

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

Name	Title	Date

/s/ Gene G. Kinney	President and Chief Executive Officer	February 27, 2026
Gene G. Kinney, Ph.D.	(Principal Executive Officer) and Director

/s/ Tran B. Nguyen	Chief Strategy Officer and Chief Financial Officer	February 27, 2026
Tran B. Nguyen	(Principal Financial Officer)

/s/ Karin L. Walker	Chief Accounting Officer	February 27, 2026
Karin L. Walker	(Principal Accounting Officer)

/s/ Daniel G. Welch	Chair of the Board	February 27, 2026
Daniel G. Welch

/s/ Richard T. Collier	Director	February 27, 2026
Richard T. Collier

/s/ Shane M. Cooke	Director	February 27, 2026
Shane M. Cooke

/s/ William H. Dunn, Jr.	Director	February 27, 2026
William H. Dunn, Jr., M.D.

/s/ Lars G. Ekman	Director	February 27, 2026
Lars G. Ekman, M.D., Ph.D.

/s/ Helen S. Kim	Director	February 27, 2026
Helen S. Kim

/s/ Dennis J. Selkoe	Director	February 27, 2026
Dennis J. Selkoe, M.D.