Form 10-Q
period 2026-03-31
PROTHENA CORP PUBLIC LTD CO
filed 2026-05-07
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 52,353,237 as of April 30, 2026.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2026

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$329,462	$307,531
Prepaid expenses and other current assets	9,739	7,662
Total current assets	339,201	315,193
Non-current assets:
Property and equipment, net	1,960	2,144
Operating lease right-of-use assets	7,391	8,125
Restricted cash, non-current	860	860
Other non-current assets	482	482
Total non-current assets	10,693	11,611
Total assets	$349,894	$326,804
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,299	$5,875
Accrued research and development	4,611	4,329
Deferred revenue, current	1,630	2,664
Restructuring liability	8,585	13,303
Lease liability, current	2,893	2,886
Other current liabilities	10,499	11,786
Total current liabilities	32,517	40,843
Non-current liabilities:
Lease liability, non-current	4,761	5,487
Total non-current liabilities	4,761	5,487
Total liabilities	37,278	46,330
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at March 31, 2026 and December 31, 2025
Issued and outstanding shares — none at March 31, 2026 and December 31, 2025
Ordinary shares, $0.01 par value:	530	538
Authorized shares — 100,000,000 at March 31, 2026 and December 31, 2025
Issued and outstanding shares — 53,077,225 and 53,832,982 at March 31, 2026 and December 31, 2025, respectively
Additional paid-in capital	1,625,798	1,626,369
Accumulated deficit	(1,313,712)	(1,346,433)
Total shareholders’ equity	312,616	280,474
Total liabilities and shareholders’ equity	$349,894	$326,804

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	1,034	2,778
Revenue from license and intellectual property	50,050	50
Total revenue	51,084	2,828
Operating expenses:
Research and development	12,627	50,811
General and administrative	12,666	17,598
Restructuring costs	(4,244)	—
Total operating expenses	21,049	68,409
Income (loss) from operations	30,035	(65,581)
Other income (expense):
Interest income	2,416	4,348
Other income (expense), net	271	(140)
Total other income, net	2,687	4,208
Income (loss) before income taxes	32,722	(61,373)
Provision for (benefit from) income taxes	1	(1,178)
Net income (loss)	$32,721	$(60,195)
Basic net income (loss) per ordinary share	$0.61	$(1.12)
Diluted net income (loss) per ordinary share	$0.60	$(1.12)
Shares used to compute basic net income (loss) per share	53,708	53,827
Shares used to compute diluted net income (loss) per share	54,109	53,827

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$32,721	$(60,195)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	184	223
Share-based compensation	6,915	10,949
Deferred income taxes	—	(1,672)
Reduction in the carrying amount of right-of-use assets	734	686
Reduction in restructuring liability - non-cash	(5,198)	—
Loss on disposal of fixed assets	—	2
Changes in operating assets and liabilities:
Prepaid and other assets	(2,984)	(843)
Accounts payable, accruals and other liabilities	(2,222)	910
Deferred revenue	(1,034)	(2,778)
Restructuring liability	480	—
Operating lease liabilities	(719)	(645)
Net cash provided by (used in) operating activities	28,877	(53,363)
Investing activities
Purchases of property and equipment	—	(42)
Net cash used in investing activities	—	(42)
Financing activities
Repurchase of ordinary shares	(6,946)	—
Proceeds from issuance of ordinary shares in at-the-market offering, net	—	(48)
Net cash used in financing activities	(6,946)	(48)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,931	(53,453)
Cash, cash equivalents and restricted cash, beginning of the year	308,391	472,248
Cash, cash equivalents and restricted cash, end of the period	$330,322	$418,795

Supplemental disclosures of cash flow information
U.S. Federal	$—	$—
U.S. State and Local	—	—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Share repurchase costs included in accounts payable and accrued liabilities	$548	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$49

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$329,462	$417,935
Restricted cash, non-current	860	860
Total cash, cash equivalents and restricted cash, end of the period	$330,322	$418,795

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2025	53,832,982	$538	$1,626,369	$(1,346,433)	$280,474
Share-based compensation			6,915		6,915
Issuance of ordinary shares upon vesting of restricted stock units	33,233	—	—		—
Repurchase of ordinary shares	(788,990)	(8)	(7,486)	—	(7,494)
Net income				32,721	32,721
Balances at March 31, 2026	53,077,225	530	1,625,798	(1,313,712)	312,616

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2024	53,826,982	$538	$1,588,729	$(1,102,341)	$486,926
Share-based compensation			10,949		10,949
Net loss				(60,195)	(60,195)
Balances at March 31, 2025	53,826,982	538	1,599,678	(1,162,536)	437,680

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
Liquidity and Business Risks
As of March 31, 2026, the Company had an accumulated deficit of $1.3 billion and cash and cash equivalents of $329.5 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at March 31, 2026, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products the Company will need to raise substantial additional capital. The Company expects to continue to finance future capital needs that exceed its existing cash and cash equivalents from payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaborative agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans. The Company cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to its shareholders.
2.Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
These accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “2025 Form 10-K”). These unaudited interim Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the functional currency of the Company and its consolidated subsidiaries. These Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
Significant Accounting Policies

Except for the accounting policy for repurchases of ordinary shares, which was added below as a result of the Company’s February 2026 announcement of a share repurchase plan, there were no significant changes to the accounting policies during the three months ended March 31, 2026, from the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the 2025 Form 10-K.

Repurchases of Ordinary Shares

The Company may repurchase its ordinary shares from time to time in open market transactions. All shares repurchased are immediately retired. Repurchased ordinary shares are recorded at cost and the excess of the repurchase cost over the par value of repurchased ordinary shares is charged against additional paid in capital (“APIC”) or to retained earnings once APIC is reduced to zero. The par value of repurchased ordinary shares is charged against the ordinary shares par account. The Company accrues for the cost of shares repurchased based on the trade date.
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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in euros. For the three months ended March 31, 2026, the Company recorded a gain on foreign currency exchange rate differences of approximately $271,000 and a loss of $140,000 during the three months ended March 31, 2025. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.
The Company’s revenue during the three months ended March 31, 2026 was primarily from revenue from the development milestone payment received from Novo Nordisk, and to a lesser extent, collaboration revenue recognized under the Company’s Collaboration Agreement with BMS, while the revenue during the three months ended March 31, 2025 was primarily from collaboration revenue recognized under the Company’s Collaboration Agreement with BMS. During the three months ended March 31, 2026, and 2025, the Company derived its revenue from foreign countries and none from Ireland.
As of March 31, 2026, and December 31, 2025, $2.0 million and $2.1 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
Consistent with the Company’s operational structure, the chief executive officer, as the CODM, manages and allocates resources at the global corporate level using consolidated, single-segment GAAP financial statement reported profit and loss and consolidated budget and forecast information for the purpose of evaluating performance, allocating resources, setting incentive targets, and planning and forecasting future periods. Managing and allocating resources at the global corporate level enables the CODM to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a clinical program basis. The Company is not organized by market and is managed and operated as one business. As a single reportable segment entity, the determined measure of profit or loss is the Company’s consolidated net income (loss). Consolidated asset information for the Company’s single-segment is presented in the Company’s consolidated Balance Sheet.
The following table sets forth significant research and development (“R&D”) expenses by program as regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
Birtamimab (NEOD001)	$31	$25,914
PRX012	5,353	18,075
PRX019	2,127	2,102
Other R&D	5,116	4,720
Total R&D	$12,627	$50,811
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
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2026 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $305.2 million and $275.4 million in money market funds included in cash and cash equivalents at March 31, 2026, and December 31, 2025, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid R&D expenses	$3,813	$5,270
Prepaid G&A expenses	2,171	639
Other	3,755	1,753
Prepaid expenses and other current assets	$9,739	$7,662

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Machinery and equipment	$7,068	$7,068
Purchased computer software	2,128	2,128
	9,196	9,196
Less: accumulated depreciation	(7,236)	(7,052)
Property and equipment, net	$1,960	$2,144

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Payroll and related expenses	$9,529	$11,350
Professional services	356	222
Other	614	214
Other current liabilities	$10,499	$11,786

5.Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$32,721	$(60,195)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	53,708	53,827
Dilutive restricted stock units outstanding	384	—
Dilutive stock options outstanding	17	—
Weighted-average ordinary shares outstanding used in per share calculations - diluted	54,109	53,827
Net income (loss) per ordinary share:
Basic	$0.61	$(1.12)
Diluted	$0.60	$(1.12)
Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended March 31, 2025, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options to purchase ordinary shares	10,640	12,835
Restricted Stock Units (RSU)	259	291
Total	10,899	13,126

6. Commitments and Contingencies
Lease Commitments
As of March 31, 2026, the Company currently has three leases relating to its facilities in the United States and Dublin, Ireland.

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by the Company. In April 2026, the Company renewed the August 2023 lease for another one year term. The August 2021 lease was not renewed and will terminate pursuant to its terms on July 31, 2026.

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of March 31, 2026, the Brisbane Sublease has a remaining lease term of 2.5 years.

Total operating lease cost for the Brisbane Sublease was $0.8 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. Total cash paid against the operating lease liability was $0.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of March 31, 2026, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of March 31, 2026 (in thousands):

Year Ended December 31,	Operating Leases
2026 (9 months)	$2,462
2027	3,269
2028	2,523
Thereafter	—
Total	$8,254
Less: Present value adjustment (imputed interest)	(600)
Total lease liability	$7,654
Less: Lease liability, current	(2,893)
Lease liability, non-current	$4,761

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2026, and December 31, 2025.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of March 31, 2026, the Company had non-cancelable purchase commitments to suppliers for $2.3 million (of which $2.0 million is included in current liabilities), obligations under the Company’s restructuring plan of $8.6 million (of which all of it is included in current liabilities) and contractual obligations under license agreements of $35,000. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of March 31, 2026 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Purchase Obligations (1)	$2,343	$2,343	$—	$—	$—	$—	$—
Contractual obligations under license agreements	35	20	15	—	—	—	—
Obligations under restructuring plan (2)	8,585	8,585	—	—	—	—	—
Total	$10,963	$10,948	$15	$—	$—	$—	$—
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
Performance Obligations
As of March 31, 2026, and December 31, 2025, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.
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
Roche did not achieve any milestones under the License Agreement during the three months ended March 31, 2026 and 2025, respectively.

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

Term and Termination
The term of the Collaboration Agreement expired on May 24, 2024.

Performance Obligations
At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (each, a “US License”) or globally (each, a “Global License”), respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of March 31, 2026 of $1.6 million is related to the outstanding PRX019 Phase 1 clinical trial obligation (“PRX019 Phase 1 Clinical Trial Obligation”).

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

Revenue and Expense Recognition

For the three months ended March 31, 2026 and 2025, collaboration revenue from BMS was $1.0 million and $2.8 million, respectively. Collaboration revenue for the three months ended March 31, 2026 and 2025 was related to the Company’s partial performance of its PRX019 Phase 1 Clinical Trial Obligation.

As of March 31, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $1.6 million. The Company had nil and nil accounts receivable from BMS at March 31, 2026, and December 31, 2025, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter was $2.7 million. During the three months ended March 31, 2026, $1.0 million of deferred revenue was recognized as collaboration revenue related to the PRX019 Phase 1 Clinical Trial Obligation performed. As of March 31, 2026, the total deferred revenue balance of $1.6 million classified as current deferred revenue, relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation. The deferred revenue balance will be recognized as the remaining services are performed.

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

BMS did not achieve any milestones under either the Tau Global License Agreement or the PRX019 Global License Agreement during the three months ended March 31, 2026 and 2025 respectively.
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
Contingent Consideration/Milestone Accounting

As of March 31, 2026, the Company is eligible to receive additional sales milestone payments from Novo Nordisk totaling up to $1.08 billion upon achievement of certain specified commercial sales milestones under the share purchase agreement. During the three months ended March 31, 2026, the Company received a $50.0 million development milestone payment related to the continued advancement of coramitug in the Phase 3 CLEOPATTRA clinical trial. Novo Nordisk did not achieve any milestones under the share purchase agreement during the three months ended March 31, 2025. Such milestone payment is recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.

Revenue Recognition
During the three months ended March 31, 2026, $50.0 million of revenue was recognized related to the development milestone payment for the continued advancement of coramitug in the Phase 3 CLEOPATTRA clinical trial. No revenue was recognized during the three months ended March 31, 2025. There are no remaining performance obligations under the share purchase agreement. The Company had no accounts receivable from Novo Nordisk as of March 31, 2026, and December 31, 2025, respectively.
8. Shareholders' Equity
Ordinary Shares
As of March 31, 2026, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 53,077,225 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of March 31, 2026, 16,500,684 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.
Euro Deferred Shares
As of March 31, 2026, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at March 31, 2026. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

Share Repurchase Plan
On February 27, 2026, the Company announced a share repurchase plan under which the Company may repurchase up to $100.0 million of the Company's outstanding ordinary shares. The Company may repurchase the shares from time to time in open market transactions, which may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. It may also enter into Rule 10b5-1 plans to facilitate repurchases. The share repurchase plan will expire on December 31, 2026, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of ordinary shares. For the three months ended March 31, 2026, the Company repurchased 788,990 shares at an average repurchase price of approximately $9.25 per share for $7.30 million, excluding commissions. As of March 31, 2026, the total unpaid cost of shares repurchased was approximately $0.5 million.

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
As of March 31, 2026, the number of ordinary shares authorized under the 2018 LTIP was 18,641,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of March 31, 2026, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 681,163 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSU awards generally vest over either two or three years. As of March 31, 2026, 2,983,969 ordinary shares remained available for grant under the Company’s equity incentive plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of March 31, 2026 was 11%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at March 31, 2026, is $39.4 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 3.09 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,993	$4,845
General and administrative	4,922	6,104
Total share-based compensation expense	$6,915	$10,949

The Company recognized no tax benefits for the three months ended March 31, 2026 due to the Company’s full valuation allowance on its deferred tax assets. The Company recognized tax benefits from share-based awards of $2.0 million for the three months ended March 31, 2025.
The fair value of the options granted to employees and non-employee directors during the three months ended March 31, 2026 and 2025 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table.

	Three Months Ended March 31,
	2026			2025
Expected volatility	72.7%	-	75.1%	76.5%	-	77.1%
Risk-free interest rate	3.6%	-	3.7%	4.1%	-	4.4%
Expected dividend yield	—%			—%
Expected term (in years)	4.22	-	5.93	4.78	-	5.71
Weighted average grant date fair value	$6.19			$9.89

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	10,289,294	$24.18	5.03	$402
Granted	1,969,100	9.36
Exercised	—	—
Forfeited	(25,092)	25.81
Expired	(267,840)	24.93
Outstanding at March 31, 2026	11,965,462	$21.72	5.65	$1,147
Vested and expected to vest at March 31, 2026	11,319,135	$22.19	5.44	$992
Exercisable at March 31, 2026	8,083,210	$24.42	4.02	$34

The total intrinsic value of options exercised was nil and nil during the three months ended March 31, 2026 and 2025, respectively, determined as of the date of exercise.
The following table summarizes the activity and related information for RSUs during the three months ended March 31, 2026:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2025	1,090,778	$7.63	1.08	$10,417
Units Granted	501,183	9.36
Units Vested	(33,233)	14.95
Units Forfeited	(7,475)	14.95
Unvested at March 31, 2026	1,551,253	$7.99	1.23	$15,078
Unvested and expected to vest at March 31, 2026	1,351,507	$7.92	1.14	$13,137
As of March 31, 2026, total compensation cost not yet recognized related to unvested RSUs was $9.5 million, which is expected to be recognized over a weighted-average period of 2.53 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax expense of $1.0 thousand for the three months ended March 31, 2026, as compared to an income tax benefit of $1.2 million for the three months ended March 31, 2025, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish exempt income, Irish and U.S. net operating losses for which a tax provision benefit is not recognized, U.S. income taxed at different rates, and the recognition of a full valuation allowance against deferred tax assets.
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

Management performs an assessment of its DTAs each period. Based upon the weight of available evidence management continues to believe that it is not more likely than not the Company will realize the benefits of its DTAs. Accordingly, the Company had a full valuation allowance against its federal, state and Irish DTAs as of March 31, 2026 and December 31, 2025.
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

The Company recorded a net reduction in the restructuring liability of approximately $4.2 million for the three months ended March 31, 2026. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the three months ended March 31, 2026 (in thousands):

	Restructuring Liability
	Termination Benefits	Contract Termination Costs		Other	Total
Balance at December 31, 2025	$1,091	$12,212		$—	$13,303
Restructuring Charges	954	(5,198)	(1)	—	(4,244)
Reduction for cash payments	(191)	(35)		—	(226)
Foreign Exchange	(3)	(245)		—	(248)
Balance at March 31, 2026	$1,851	$6,734		$—	$8,585

(1)Restructuring charges for contract termination costs for the three months ended March 31, 2026 include a reduction in contract termination costs associated with one or more third-party vendors.

The total amount expected to be incurred at inception in connection with the restructuring plan was $32.6 million. The cumulative amount incurred to date was $25.8 million as of March 31, 2026. The restructuring liability is included in current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2026.

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
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K filed with the SEC on February 27, 2026 (the “2025 Form 10-K”).

Overview

Prothena is a late-stage clinical biotechnology company with expertise in protein dysregulation and a pipeline of investigational therapeutics with the potential to change the course of devastating neurodegenerative and rare peripheral amyloid diseases.

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s pipeline includes both wholly-owned and partnered programs being developed for the potential treatment of diseases including Parkinson’s disease, ATTR amyloidosis with cardiomyopathy, Alzheimer’s disease, Amyotrophic lateral sclerosis (ALS) and a number of other neurodegenerative diseases. Prothena is developing and applying CYTOPE® a novel technology that incorporates a cell-internalizing domain to drive efficient cytosolic delivery with highly specific marcomolecular effectors.

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

Phase 2b PADOVA Clinical Trial

In December 2024, topline results were announced from the Phase 2b clinical trial (PADOVA) conducted by partner Roche investigating prasinezumab in 586 people with early-stage Parkinson’s disease, treated for a minimum of 18 months while on stable symptomatic treatment. Prasinezumab showed potential clinical effect in the primary endpoint of time to confirmed motor progression, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part III score from baseline, with a HR=0.84 [0.69-1.01] and p=0.0657. The effect of prasinezumab was more pronounced in a pre-specified analysis in the population treated with levodopa (75% of participants), HR=0.79 [0.63-0.99] and nominal p=0.0431. Pre-specified supplementary covariate-adjusted analyses of these endpoints demonstrated nominally significant effects on the primary endpoint (HR=0.81 [0.67-0.98]; nominal p=0.0334) and in the levodopa subgroup (HR=0.76 [0.61-0.95]; nominal p=0.0175). Covariates used for adjustment: medication at baseline, H&Y stage, DaT-SPECT, age, sex, baseline dependent parameter. Consistent positive trends across multiple secondary and exploratory endpoints were also observed. Prasinezumab continues to be well tolerated and no new safety signals were observed in the study. In March 2026, Roche presented an analysis from the ongoing PADOVA open-label extension (OLE)

study at the International Conference on Alzheimer’s and Parkinson’s Diseases and Related Neurological Disorders (“AD/PD 2026”). Longer term data from the PADOVA OLE study in early-stage PD showed a sustained effect of prasinezumab in slowing Parkinson’s progression on top of effective symptomatic therapies. The totality of the evidence suggests a possible clinical benefit of prasinezumab and informed the initiation of the Phase 3 PARAISO study.

Phase 2 PASADENA Clinical Trial

Prasinezumab is the first anti-alpha synuclein antibody to advance into late-stage development. In March 2022, results from the analysis of part 2 of the Phase 2 PASADENA trial of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases (“AD/PD 2022”). Results showed that participants with Parkinson’s disease who were treated with prasinezumab for two years (early-start group) showed slower decline of MDS-UPDRS Part III scores relative to participants treated with placebo in the first year and prasinezumab in the second year (delayed-start group), further supporting a potential effect on delaying motor progression in patients. In October 2024, Roche published results in Nature Medicine from the long term open-label extension of the PASADENA trial, which compared the prasinezumab population with a propensity score-balanced cohort of real-world data (“RWD”) Parkinson’s Progression Markers Initiative (“PPMI”). The data suggests that prasinezumab continued to show reduced motor and functional progression in prazinezumab-treated individuals with early-stage Parkinson’s disease compared to a real-world data arm on MDS-UPDRS Part III score (clinician rated motor examination) OFF and ON symptomatic medication state and MDS-UPDRS Part II score (patient-reported motor experiences of daily living). In March 2026, results from the Phase 2 PASADENA open-label extension (OLE) study of prasinezumab were presented in an oral presentation by Roche at the International Conference on Alzheimer’s and Parkinson’s Diseases and Related Neurological Disorders (“AD/PD 2026”). The comparison of PASADENA OLE data with PPMI-based model predictions supports potential disease-modifying efficacy with an estimated two years of ‘time saved’ providing an intuitive measure of long-term benefit. The observed PASADENA OLE outcomes consistently deviated from the model-predicted progression, suggesting a sustained treatment effect. On average, participants were approximately two years less advanced in disease severity five years after the start of the trial compared to the virtual comparator.

The Phase 2 PASADENA and Phase 2b PADOVA open-label extension studies will continue in order to further explore the observed effects in both studies.

License, Development, and Commercialization Agreement with Roche

In December 2013, Prothena and Roche entered into a worldwide collaboration to develop and commercialize antibodies that target alpha-synuclein, including prasinezumab. Roche has sole responsibility for developing and commercializing prasinezumab and has agreed to pay Prothena up to double-digit teen royalties on net sales. To date, Prothena has earned $135 million with up to $620 million in additional milestone payments that include regulatory and sales milestones. In addition, Prothena has an option to co-promote prasinezumab in the U.S.

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

Clinical Development Program for Coramitug

In April 2026, we announced that Novo Nordisk obtained Fast Track designation from the U.S. FDA for coramitug for the treatment of ATTR-CM. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition with evidence demonstrating the potential to address an unmet medical need.

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

Phase 2 Clinical Trial

A Phase 2 clinical trial of coramitug in 105 patients with ATTR amyloidosis with cardiomyopathy was conducted by Novo Nordisk (NCT05442047). Top-line results were presented as a late-breaking session at the American Heart Association (AHA) Scientific Sessions in November 2025 and simultaneously published in the AHA journal, Circulation. Treatment with coramitug 60 mg/kg resulted in a statistically significant reduction and improvement from baseline in NT-proBNP levels compared with placebo (–48%; p=0.0017) over 52 weeks and notably with a reduction at in NT-proBNP levels at 12 months from baseline. This favorable reduction was achieved on top of background use of standard-of-care TTR stabilizers in most patients (80% in the coramitug 60 mg/kg group and 85.7% in the placebo group). Coramitug 60 mg/kg showed an estimated treatment difference of 13.45 meters in the six-minute walk test (6MWT) vs. placebo. Statistical significance was not achieved on the 6MWT endpoint, however this was potentially due to the small sample size and relatively short study duration. In addition, across a wide range of echocardiographic parameters, including measures of left ventricle (LV) and right ventricle (RV) systolic function, diastolic function, and estimated pulmonary arterial pressures, coramitug 60 mg/kg was associated with improvements versus placebo, suggestive of favorable cardiac remodeling. Coramitug demonstrated an acceptable safety profile and was generally well tolerated.

Phase 1 Clinical Trial

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

Under the terms of the definitive purchase agreement, Novo Nordisk acquired our wholly-owned subsidiary and gained full worldwide rights to the intellectual property and related rights of our ATTR amyloidosis business and pipeline. The aggregate purchase price consists of an upfront payment and development and sales milestone payments totaling up to $1.23 billion. We have earned approximately $150 million to date.

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

Clinical Development Program for BMS-986446

In October 2025, we announced that Bristol Myers Squibb obtained Fast Track designation from the U.S. FDA for BMS-986446 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition with evidence demonstrating the potential to address an unmet medical need.

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

License, Development, and Commercialization Agreement with BMS

In July 2021, we entered into an exclusive US license agreement for BMS-986446 and we received an associated option exercise fee of $80 million. In July 2023, we entered into an exclusive global license agreement for BMS-986446, which supersedes and replaces the US license agreement in its entirety and we received an associated option exercise fee of $55 million. We are eligible to receive regulatory and sales milestone payments of up to $563 million, as well as tiered royalties on annual, worldwide net sales. In October 2025, we announced that Bristol Myers Squibb obtained Fast Track designation from the U.S. FDA for BMS-986446 for the potential treatment of Alzheimer’s disease.

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

TDP-43 CYTOPE®

In November 2025, we presented a poster titled Treatment with a Cell-Internalizing CYTOPE® Targeting pTDP-43 Reduces Intraneuronal Pathology in a Mouse Model of ALS at Neuroscience 2025, hosted by the Society for Neuroscience (SfN) and subsequently presented an encore at the 36th International Symposium of ALS/MND. The scientific poster described our TDP-43 CYTOPE® developed using our new CYTOPE® technology. CYTOPE® enables precise targeting of intracellular disease pathways in the brain and periphery through an endosomal uptake and escape mechanism that preserves membrane and vesicle integrity following systemic administration. To demonstrate the potential of CYTOPE® we developed and investigated our TDP-43 CYTOPE® program in multiple preclinical models which was the basis of the scientific presentation

Preclinical data from in vivo transgenic mouse model of ALS expressing human mutant TDP-43:

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

CYTOPE®

We are developing a new technology, CYTOPE®, that incorporates a cell-internalizing domain to drive efficient cytosolic delivery with highly specific marcomolecular effectors. This technology is designed to enable precise targeting of intracellular disease pathways in the brain and periphery through an endosomal uptake and escape mechanism that preserves membrane and vesicle integrity following systemic administration. This technology potentially allows for targeting of previously undruggable intracellular disease targets.

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

PRX012 is a potential next-generation anti-Aβ antibody designed for subcutaneous administration to address the unmet need of millions of patients with presymptomatic or early symptomatic Alzheimer's disease. In March 2022, we announced the FDA clearance of the IND for PRX012 and the initiation of a Phase 1 single ascending dose trial to investigate the safety, tolerability, immunogenicity, and pharmacokinetics of PRX012 in both healthy volunteers and patients with Alzheimer’s disease. In April 2022, we announced that the FDA granted Fast Track designation for PRX012 for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition, with evidence demonstrating the potential to address an unmet medical need. In August 2025, we announced topline Phase 1 data from our ongoing multiple dose trial.

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

Additionally, for patients who were administered the 400 mg dose level of PRX012 for 18 months, mean CL value observed at 18 months was approximately 16.0 with 9 of 12 participants reaching amyloid negativity - amyloid levels below 24.1 CL

PRX012-TfR Preclinical Program

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

In January 2024, we announced that the FDA has cleared the IND application for PRX123 and granted PRX123 Fast Track designation. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition with evidence demonstrating the potential to address an unmet medical need. We are exploring potential partnership interest to advance PRX123.

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

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2026, as compared to the recent accounting pronouncements described in our 2025 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three months ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Collaboration revenue	$1,034	$2,778	$(1,744)	(63)%
Revenue from license and intellectual property	50,050	50	50,000	100,000%
Total revenue	$51,084	$2,828	$48,256	1,706%
Total revenue was $51.1 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively.
Collaboration revenue was $1.0 million for the three months ended March 31, 2026, compared to $2.8 million for the three months ended March 31, 2025. Collaboration revenue for three months ended March 31, 2026 and 2025 was related to the partial performance of our PRX019 Phase 1 Clinical Trial Obligation.
As of March 31, 2026, the Company has $1.6 million of deferred revenue related to the remaining performance obligations under the PRX019 Global License Agreement related to PRX019 Phase 1 Clinical Trial Obligations. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
Intellectual property revenue for the three months ended March 31, 2026, included $50.0 million in a milestone payment from Novo Nordisk for the continued advancement of coramitug in the Phase 3 CLEOPATTRA clinical trial. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information. For the three months ended March 31, 2026, and 2025, license revenue included $50 thousand in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development	$12,627	$50,811	$(38,184)	(75)%
General and administrative	12,666	17,598	(4,932)	(28)%
Restructuring costs	(4,244)	—	(4,244)	nm
Total operating expenses	$21,049	$68,409	$(47,360)	(69)%
__________
nm = not meaningful

Total operating expenses consist of research and development (“R&D”) expenses, general and administrative (“G&A”) expenses, and restructuring costs. Our operating expenses were $21.0 million and $68.4 million for the three months ended March 31, 2026 and 2025, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses primarily consist of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, and preclinical activities related to our discovery programs. We also incurred clinical trial wind down costs for programs that we are no longer advancing in clinical development, including birtamimab and PRX012.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and consulting expenses.
Research and Development Expenses
Our R&D expense decreased by $38.2 million or (75)% for the three months ended March 31, 2026, compared to the same period in the prior year. The decrease for the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to lower clinical trial expenses primarily related to PRX012 and birtamimab wind down, lower personnel expenses, lower manufacturing, and lower consulting expenses .
The following table sets forth the R&D expenses for our major programs (specifically, programs with successful first dosing in a Phase 1 clinical trial and have material expenditures in the periods presented), which were birtamimab, PRX012, PRX019, and other R&D expenses for the three months ended March 31, 2026, and 2025, (in thousands):

	Three Months Ended March 31,
	2026	2025
Birtamimab (NEOD001)	$31	$25,914
PRX012	5,353	18,075
PRX019(1)	2,127	2,102
Other R&D(2)	5,116	4,720
Total research and development	$12,627	$50,811

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
General and Administrative Expenses
Our G&A expenses decreased by $4.9 million or (28)% for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to lower G&A consulting and lower personnel expense.

Restructuring Costs

In June 2025, we commenced a restructuring plan following our decision in May 2025 to discontinue further development of birtamimab. Our restructuring liability has reduced by approximately $4.2 million for the three months ended March 31, 2026, primarily due to a reduction in estimated contract termination costs associated with one or more third-party vendors.

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

Other Income (Expense)

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income	$2,416	$4,348	$(1,932)	(44)%
Other income (expense), net	271	(140)	411	(294)%
Total other income, net	$2,687	$4,208	$(1,521)	(36)%

Interest income decreased by $1.9 million or (44)% for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to lower interest income from our cash and money market accounts resulting from lower cash balances and lower yields.
Other income (expense), net for the three months ended March 31, 2026, was primarily due to foreign exchange gains from transactions with vendors denominated in euros.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$1	$(1,178)	$1,179	(100)%

Provision for income taxes increased by $1.2 million for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to Section 174 R&D Capitalization tax change in the One Big Beautiful Act that was enacted on July 4, 2025 offset in part by a full valuation allowance against our deferred taxes in the current period. The tax provision presented for the period ended March 31, 2026, reflects U.S. state taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company.

The Company maintains a full valuation allowance on its deferred tax assets. No tax benefit has been recorded related to tax losses recognized in Ireland or the U.S. and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	March 31,	December 31,
	2026	2025
Working capital	$306,684	$274,350
Cash and cash equivalents	$329,462	$307,531
Total assets	$349,894	$326,804
Total liabilities	$37,278	$46,330
Total shareholders’ equity	$312,616	$280,474

Working capital was $306.7 million as of March 31, 2026, an increase of $32.3 million from working capital of $274.4 million as of March 31, 2025. This increase in working capital during the quarter ended March 31, 2026, was primarily attributable to the $50.0 million milestone payment from Novo Nordisk.

As of March 31, 2026, we had $329.5 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents at March 31, 2026 are sufficient to meet our obligations for at least the next twelve months. To operate beyond such period, or if we elect to increase our spending on research and development programs significantly above current long-term plans or enter into potential licenses and/or other acquisitions of complementary technologies, products or companies, we may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional capital. We expect to continue to finance future capital needs that exceed our existing cash and cash equivalents, payments pursuant to our agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaboration agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of March 31, 2026, $224.0 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.
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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$28,877	$(53,363)
Net cash used in investing activities	—	(42)
Net cash used in financing activities	(6,946)	(48)
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,931	$(53,453)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $28.9 million for the three months ended March 31, 2026, which was primarily due to $50 million milestone payment from Novo Nordisk, interest income, partially offset by ongoing research and development activities, general and administrative expenses to support those activities (adjusted to exclude non-cash charges for share-based compensation expense) and payments related to our restructuring activities.

Cash Used in Investing Activities

Net cash used in investing activities was null for the three months ended March 31, 2026.

Cash Used in Financing Activities

Net cash used in financing activities was $6.9 million for the three months ended March 31, 2026, which consisted of cash used to repurchase our ordinary shares.

Three Months Ended March 31, 2025

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our first quarter 2025 Quarterly Report on Form 10-Q for a discussion of the cash flows for the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

At March 31, 2026, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of March 31, 2026, consisted of minimum cash payments under operating leases of $8.3 million, purchase obligations of $2.3 million (of which $2.0 million is included in current liabilities), cash obligations under our restructuring plan of $8.6 million (of which all of it is included in current liabilities), and contractual obligations under license agreements of $35,000. Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, we entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by us. In April 2026, we renewed the August 2023 lease for another one year term. The August 2021 lease was not renewed and will terminate pursuant to its terms on July 31, 2026. We do not consider the renewals in the lease term as we do not believe it to be reasonably certain that we will renew these leases, as our real estate needs are subject to change based on our business needs.

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $8.2 million remains outstanding as of March 31, 2026.

The following is a summary of our contractual obligations as of March 31, 2026 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Operating leases (1)	$8,254	$2,462	$3,269	$2,523	$—	$—	$—
Purchase obligations (2)	2,343	2,343	—	—	—	—	—
Obligations under the restructuring plan (3)	8,585	8,585	—	—	—	—	—
Contractual obligations under license agreements	35	20	15	—	—	—	—
Total	$19,217	$13,410	$3,284	$2,523	$—	$—	$—

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) As of the filing date, there were no material changes to our purchase obligations subsequent to March 31, 2026.
(3) Includes cash obligations under our restructuring plan. For additional information, see Note 11, “Restructuring” to our Condensed Consolidated Financial Statements. As of the filing date, there were no material changes to our cash obligations under the restructuring plan subsequent to March 31, 2026 other than an increase related to termination benefits of $0.8 million.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our discovery and pre-clinical programs, human capital and intellectual property. Assuming no significant change in our business, we expect the full year 2026 net cash used in operating and investing activities to be approximately $18 million to $23 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business including the effect of changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in euros. For the three months ended March 31, 2026, we recorded a gain on foreign currency exchange rate differences of approximately $271,000 and a loss of $140,000 during the three months ended March 31,

2025. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. Our Annual Report on Form 10-K for 2025 (filed with the SEC on February 27, 2026) includes a detailed discussion of our business and the risks to our business. You should carefully read that Form 10-K. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, in considering our business and prospects. If any of the following risks, other unknown risks, or risks that we think are immaterial occur, our business, financial condition, results of operations, cash flows, or growth prospects could be adversely impacted, in which case, the market price of our ordinary shares could decline, and you may lose all or part of your investment in our ordinary shares. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Relating to Our Financial Position, Our Need for Additional Capital, and Our Business
We anticipate that we will incur losses for the foreseeable future and we may never sustain profitability.
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income of $32.7 million for the three months ended March 31, 2026, and net losses of $244.1 million and $122.3 million, and $147.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of March 31, 2026, we had an accumulated deficit of $1.3 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of March 31, 2026, we had cash and cash equivalents of $329.5 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
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
Our ability to receive any significant revenue from prasinezumab will be dependent on Roche’s efforts and may result in lower levels of income than if we marketed or developed our drug candidates entirely on our own. Roche may not fulfill its obligations or carry out marketing activities for prasinezumab as diligently as we would like. We could also become involved in disputes with Roche, which could lead to delays in or termination of development or commercialization activities and time-

consuming and expensive litigation or arbitration. If Roche terminates or breaches the License Agreement, or otherwise decides not to complete its obligations in a timely manner, the chances of successfully developing, commercializing, or marketing prasinezumab would be materially and adversely affected.
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
On July 8, 2021, the Company, together with its wholly owned subsidiary, Prothena Biosciences Limited (“PBL”), entered into a Share Purchase Agreement with Novo Nordisk and NNRE (together with Novo Nordisk, “Buyer”), pursuant to which PBL sold and transferred to NNRE, all issued and outstanding ordinary shares of Neotope Neuroscience Limited, a wholly owned subsidiary of PBL, for an aggregate purchase price of up to $1.23 billion. The aggregate purchase price consists of an upfront payment of $60 million in cash, subject to customary purchase price adjustments, and an aggregate of $1.17 billion in cash, payable on Buyer’s achievement of certain development, commercialization and net sales-based milestones. On November 21, 2022, we announced that we had earned a $40 million milestone payment, and on March 9, 2026, we announced that we had earned a $50.0 million milestone payment. There can be no assurance that such remaining milestones will be met. If we do not receive additional milestone payments as a result of the transaction in anticipated amounts or at all, we may need to seek additional sources of capital to pursue further research, development, and/or commercialization of our drug candidates, and this could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.
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
Our ordinary shares commenced trading on the Nasdaq Global Market on December 21, 2012 and currently trade on the Nasdaq Global Select Market. We cannot predict the prices at which our ordinary shares may trade. The market price of our ordinary shares may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:
◦our ability to obtain financing as needed;
◦progress in and results from our ongoing or future nonclinical research and clinical trials;
◦the execution of our agreements with third parties, including with Roche, BMS, and Novo Nordisk;
◦failure or delays in advancing our nonclinical drug candidates or other drug candidates we may develop in the future into clinical trials;
◦results of clinical trials conducted by others, including on drugs that would compete with our drug candidates;
◦issues in manufacturing our drug candidates;
◦regulatory developments or enforcement in the U.S. and other countries;
◦developments or disputes concerning patents or other proprietary rights;
◦introduction of technological innovations or new commercial products by our competitors;
◦changes in estimates or recommendations by securities analysts, if any, who cover our company;
◦public concern over our drug candidates;
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions, or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of March 31, 2026, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 16,500,684.
Our share repurchase program may not achieve its intended objectives and could adversely affect our financial condition, liquidity, and share price.
Our Board of Directors has authorized a program, and may in the future authorize one or more programs, to repurchase our ordinary shares from time to time. The timing, number of shares repurchased, and prices paid for the shares under any program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing share prices, and other considerations. These share repurchase programs are discretionary, and there can be no assurance that any such program will achieve its intended objectives or that repurchases will result in an increase in the market price of our ordinary shares.
Repurchases may be made at a time when our ordinary shares are trading at prices that do not ultimately reflect their intrinsic value, including at prices that exceed the market price following the completion of any repurchase program. In addition, share repurchases reduce the amount of cash available to fund working capital, capital expenditures, research and development, or other business opportunities. As a result, repurchases could impair our ability to pursue growth initiatives, respond to changing market conditions, or withstand unanticipated business, economic, or regulatory developments.
The execution of our share repurchase programs depends on a variety of factors, including general market conditions, the trading price and volume of our common stock, applicable legal and regulatory requirements, and our financial performance and liquidity position. Repurchases may be suspended, modified, or discontinued at any time without notice, including as a result of market volatility, liquidity constraints, or insider trading closed windows. Any such suspension or reduction could negatively affect investor perceptions and the market price of our ordinary shares.
To the extent that we fund repurchases through cash on hand, future cash flows, or other sources, our leverage levels, interest expense, and financial risk profile may increase. Increased leverage could limit our financial flexibility, increase our vulnerability to adverse economic or industry conditions, and reduce our ability to satisfy our obligations as they become due. Moreover, repurchases that reduce our public float could increase the volatility of the price of our ordinary shares or reduce trading liquidity.
Finally, our share repurchase programs may attract increased scrutiny from regulators, investors, or other stakeholders and could expose us to reputational risk, particularly if repurchases are perceived to be made at the expense of long‑term investment, during periods of workforce reductions, or in proximity to the release of material nonpublic information. Any of these factors, individually or in the aggregate, could materially and adversely affect our business, financial condition, results of operations, and the market price of our ordinary shares.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below is a summary of share repurchases for the three months ended March 31, 2026. See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information regarding our share repurchase plan.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value that May Yet be Purchased Under the Plan (in thousands)
January 1, 2026 - January 31, 2026	—	—	—
February 1, 2026 - February 28, 2026	—	—	—	$100,000
March 1, 2026 - March 31, 2026	788,990	$9.25	788,990	92,705
Total	788,990		788,990

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated:	May 7, 2026	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer