Form 10-Q
period 2026-06-30
PROTHENA CORP PUBLIC LTD CO
filed 2026-08-06
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 51,336,974 as of July 30, 2026.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2026

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$288,193	$307,531
Prepaid expenses and other current assets	3,820	7,662
Total current assets	292,013	315,193
Non-current assets:
Property and equipment, net	2,486	2,144
Operating lease right-of-use assets	6,738	8,125
Restricted cash, non-current	860	860
Other non-current assets	482	482
Total non-current assets	10,566	11,611
Total assets	$302,579	$326,804
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,941	$5,875
Accrued research and development	550	4,329
Deferred revenue, current	620	2,664
Restructuring liability	349	13,303
Lease liability, current	2,961	2,886
Other current liabilities	5,237	11,786
Total current liabilities	11,658	40,843
Non-current liabilities:
Lease liability, non-current	4,030	5,487
Total non-current liabilities	4,030	5,487
Total liabilities	15,688	46,330
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at June 30, 2026 and December 31, 2025
Issued and outstanding shares — none at June 30, 2026 and December 31, 2025
Ordinary shares, $0.01 par value:	517	538
Authorized shares — 100,000,000 at June 30, 2026 and December 31, 2025
Issued and outstanding shares — 51,744,327 and 53,832,982 at June 30, 2026 and December 31, 2025, respectively
Additional paid-in capital	1,618,669	1,626,369
Accumulated deficit	(1,332,295)	(1,346,433)
Total shareholders’ equity	286,891	280,474
Total liabilities and shareholders’ equity	$302,579	$326,804

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$1,010	$4,420	$2,044	$7,198
Revenue from license and intellectual property	—	—	50,050	50
Total revenue	1,010	4,420	52,094	7,248
Operating expenses:
Research and development	8,798	40,517	21,425	91,328
General and administrative	10,899	15,910	23,565	33,508
Restructuring costs	2,414	32,609	(1,830)	32,609
Total operating expenses	22,111	89,036	43,160	157,445
Income (loss) from operations	(21,101)	(84,616)	8,934	(150,197)
Other income (expense):
Interest income	2,553	3,794	4,969	8,142
Other income (expense), net	(33)	(143)	238	(283)
Total other income, net	2,520	3,651	5,207	7,859
Income (loss) before income taxes	(18,581)	(80,965)	14,141	(142,338)
Provision for income taxes	2	44,802	3	43,624
Net income (loss)	$(18,583)	$(125,767)	$14,138	$(185,962)
Basic net income (loss) per ordinary share	$(0.36)	$(2.34)	$0.27	$(3.45)
Diluted net income (loss) per ordinary share	$(0.36)	$(2.34)	$0.26	$(3.45)
Shares used to compute basic net income (loss) per share	52,145	53,827	52,922	53,827
Shares used to compute diluted net income (loss) per share	52,145	53,827	53,425	53,827

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$14,138	$(185,962)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	381	448
Share-based compensation	14,793	23,367
Deferred income taxes	—	43,239
Reduction in the carrying amount of right-of-use assets	1,451	1,369
Reduction in restructuring liability - non-cash	(6,941)	—
Loss on disposal of fixed assets	5	2
Changes in operating assets and liabilities:
Prepaid and other assets	3,553	3,883
Accounts payable, accruals and other liabilities	(14,049)	(7,895)
Deferred revenue	(2,044)	(7,198)
Restructuring liability	(6,013)	30,330
Operating lease liabilities	(1,446)	(1,286)
Net cash provided by (used in) operating activities	3,828	(99,703)
Investing activities
Purchases of property and equipment	(652)	(128)
Net cash used in investing activities	(652)	(128)
Financing activities
Repurchase of ordinary shares	(22,514)	—
Fees paid in connection with at-the-market offering	—	(122)
Net cash used in financing activities	(22,514)	(122)
Net decrease in cash, cash equivalents and restricted cash	(19,338)	(99,953)
Cash, cash equivalents and restricted cash, beginning of the year	308,391	472,248
Cash, cash equivalents and restricted cash, end of the period	$289,053	$372,295

Supplemental disclosures of cash flow information
U.S. Federal	$(627)	$900
U.S. State and Local	11	39
Cash (received) paid for income taxes	$(616)	$939

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	$64	$224
Acquisition of property and equipment included in accounts payable and accrued liabilities	$76	$7

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$288,193	$371,435
Restricted cash, non-current	860	860
Total cash, cash equivalents and restricted cash, end of the period	$289,053	$372,295

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2025	53,832,982	$538	$1,626,369	$(1,346,433)	$280,474
Share-based compensation	—	—	6,915	—	6,915
Issuance of ordinary shares upon vesting of restricted stock units	33,233	—	—	—	—
Repurchase of ordinary shares	(788,990)	(8)	(7,486)	—	(7,494)
Net income	—	—	—	32,721	32,721
Balances at March 31, 2026	53,077,225	530	1,625,798	(1,313,712)	312,616
Share-based compensation	—	—	7,878	—	7,878
Issuance of ordinary shares upon vesting of restricted stock units	122,000	1	(1)	—	—
Repurchase of ordinary shares	(1,454,898)	(14)	(15,006)	—	(15,020)
Net loss	—	—	—	(18,583)	(18,583)
Balances at June 30, 2026	51,744,327	$517	$1,618,669	$(1,332,295)	$286,891

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2024	53,826,982	$538	$1,588,729	$(1,102,341)	$486,926
Share-based compensation	—	—	10,949	—	10,949
Net loss	—	—	—	(60,195)	(60,195)
Balances at March 31, 2025	53,826,982	538	1,599,678	(1,162,536)	437,680
Share-based compensation	—	—	12,418	—	12,418
Net loss	—	—	—	(125,767)	(125,767)
Balances at June 30, 2025	53,826,982	$538	$1,612,096	$(1,288,303)	$324,331

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
Liquidity and Business Risks
As of June 30, 2026, the Company had an accumulated deficit of $1.3 billion and cash and cash equivalents of $288.2 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at June 30, 2026, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products the Company will need to raise substantial additional capital. The Company expects to continue to finance future capital needs that exceed its existing cash and cash equivalents from payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaborative agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans. The Company cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to its shareholders.
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
Significant Accounting Policies

Except for the accounting policy for repurchases of ordinary shares, which was added below as a result of the Company’s February 2026 announcement of a share repurchase plan, there were no significant changes to the accounting policies during the six months ended June 30, 2026, from the significant accounting policies described in Note 2 of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K.

Repurchases of Ordinary Shares

The Company may repurchase its ordinary shares from time to time in open market transactions. All shares repurchased are immediately retired. Repurchased ordinary shares are recorded at cost and the excess of the repurchase cost over the par value of repurchased ordinary shares is charged against additional paid in capital (“APIC”) or to accumulated deficit once APIC is reduced to zero. The par value of repurchased ordinary shares is charged against the ordinary shares par account. The Company accrues for the cost of shares repurchased based on the trade date.
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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in euros. For the six months ended June 30, 2026, the Company recorded a gain on foreign currency exchange rate differences of approximately $238,000 and a loss of $283,000 during the six months ended June 30, 2025. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.
The Company’s revenue during the six months ended June 30, 2026 was primarily from revenue from the development milestone payment received from Novo Nordisk, and to a lesser extent, collaboration revenue recognized under the Company’s Collaboration Agreement with BMS, while the revenue during the six months ended June 30, 2025 was primarily from collaboration revenue recognized under the Company’s Collaboration Agreement with BMS. During the six months ended June 30, 2026, and 2025, the Company derived its revenue from foreign countries and none from Ireland.
As of June 30, 2026, and December 31, 2025, $2.5 million and $2.1 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
The following table sets forth significant research and development (“R&D”) expenses by program as regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Birtamimab (NEOD001)	$(70)	$19,433	$(39)	$45,347
PRX012	2,261	15,093	7,614	33,168
PRX019	1,231	1,824	3,358	3,926
Other R&D	5,376	4,167	10,492	8,887
Total R&D	$8,798	$40,517	$21,425	$91,328
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
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2026 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $264.6 million and $275.4 million in money market funds included in cash and cash equivalents at June 30, 2026, and December 31, 2025, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid R&D expenses	$918	$5,270
Prepaid G&A expenses	1,756	639
Other	1,146	1,753
Prepaid expenses and other current assets	$3,820	$7,662

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Machinery and equipment	$7,026	$7,068
Purchased computer software	2,185	2,128
	9,211	9,196
Less: accumulated depreciation	(6,725)	(7,052)
Property and equipment, net	$2,486	$2,144

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Payroll and related expenses	$4,481	$11,350
Professional services	508	222
Other	248	214
Other current liabilities	$5,237	$11,786

5.Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(18,583)	$(125,767)	$14,138	$(185,962)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic	52,145	53,827	52,922	53,827
Dilutive restricted stock units outstanding	—	—	475	—
Dilutive stock options outstanding	—	—	28	—
Weighted-average ordinary shares outstanding used in per share calculations - diluted	52,145	53,827	53,425	53,827
Net income (loss) per ordinary share:
Basic	$(0.36)	$(2.34)	$0.27	$(3.45)
Diluted	$(0.36)	$(2.34)	$0.26	$(3.45)
Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three months ended June 30, 2026 and three and six months ended June 30, 2025, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net income (loss) per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase ordinary shares	11,762	12,895	11,201	12,895
Restricted Stock Units (RSU)	1,423	283	75	283
Total	13,185	13,178	11,276	13,178

6. Commitments and Contingencies
Lease Commitments
As of June 30, 2026, the Company currently has three leases relating to its facilities in the United States and Dublin, Ireland.

Dublin
In June 2021, the Company entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, the Company entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by the Company. In April 2026, the Company renewed the August 2023 lease for another one year term. The lease that commenced in August 2021 was not renewed and terminated pursuant to its terms on July 31, 2026.

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of June 30, 2026, the Brisbane Sublease has a remaining lease term of 2.3 years.

Total operating lease cost for the Brisbane Sublease was $0.8 million and $1.6 million for the three and six months ended June 30, 2026 respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2025. Total cash paid against the operating lease liability was $0.8 million and $1.6 million for the three and six months ended June 30, 2026 respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2025.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of June 30, 2026, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of June 30, 2026 (in thousands):

Year Ended December 31,	Operating Leases
2026 (6 months)	$1,654
2027	3,307
2028	2,523
Thereafter	—
Total	$7,484
Less: Present value adjustment (imputed interest)	(493)
Total lease liability	$6,991
Less: Lease liability, current	(2,961)
Lease liability, non-current	$4,030

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2026, and December 31, 2025.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of June 30, 2026, the Company had non-cancelable purchase commitments to suppliers for $1.6 million (of which $0.2 million is included in current liabilities), obligations under the Company’s restructuring plan of $0.3 million (of which all of it is included in current liabilities) and contractual obligations under license agreements of $35,000. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of June 30, 2026 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Purchase Obligations (1)	$1,578	$1,570	$8	$—	$—	$—	$—
Contractual obligations under license agreements	35	20	15	—	—	—	—
Obligations under restructuring plan (2)	349	349	—	—	—	—	—
Total	$1,962	$1,939	$23	$—	$—	$—	$—
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
Performance Obligations
As of June 30, 2026, and December 31, 2025, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.
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
Roche did not achieve any milestones under the License Agreement during the three and six months ended June 30, 2026 and 2025, respectively.

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

Term and Termination
The term of the Collaboration Agreement expired on May 24, 2024.

Performance Obligations
At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (each, a “US License”) or globally (each, a “Global License”), respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of June 30, 2026 of $0.6 million is related to the outstanding PRX019 Phase 1 clinical trial obligation (“PRX019 Phase 1 Clinical Trial Obligation”).

US License Agreement for the Tau/Moponetug Collaboration Target
BMS exercised its US Rights for the tau/moponetug (formerly BMS-986446/PRX005) Collaboration Target and on July 30, 2021, PBL entered into a U.S. License Agreement granting BMS an exclusive license to develop, manufacture and commercialize tau Collaboration Products in the United States targeting tau (the “Tau US License Agreement”). The Company received an associated option exercise fee of $80.0 million.

Global License Agreement for the Tau/Moponetug Collaboration Target

Subsequently, BMS exercised its Global Rights for the tau/moponetug Collaboration Target and on July 5, 2023, PBL entered into a Global License Agreement granting BMS an exclusive license to develop, manufacture and commercialize tau Collaboration Products globally for any and all uses or purposes with respect to any human or animal disease, disorder or condition (the “Tau Global License Agreement”). The Tau Global License Agreement supersedes and replaces the Tau US License Agreement in its entirety. The Company received an associated option exercise fee of $55.0 million in August 2023 and it is eligible to receive regulatory and sales milestones up to $562.5 million upon achievement of certain events, including regulatory approval of a tau Collaboration Product, and on BMS achieving certain annual, worldwide net sales thresholds. The Company also is eligible to receive tiered royalties on net sales of tau Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. BMS will continue to pay royalties on a Collaboration Product-by-Collaboration Product and country-by-country basis, until the latest of (i) expiration of certain patents covering the Collaboration Product in such country of sale, (ii) expiration of any regulatory exclusivity for the Collaboration Product in such country of sale, and (iii) an agreed period of time after the first commercial sale of the Collaboration Product in such country of sale (the “Royalty Term”). The term of the Tau Global License Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of all Royalty Terms with respect to all Licensed Products.

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

Transaction Price

Upon entering into the Tau Global License Agreement, the Company granted BMS a Global License for the tau/moponetug Collaboration Target, which transferred control of such underlying Global License to BMS. Following execution of the Tau Global License Agreement, BMS paid the Company a $55.0 million option exercise fee. Under the continuation of the original contract method, the Company computed the relative sales price after the Company transferred control of the Global License for tau/moponetug. The Company used the original allocated consideration for the Global Right for tau/moponetug of $17.9 million (computed at the inception of the contract) plus the $55.0 million option exercise fee to arrive at the total transaction price of approximately $72.9 million. Given that the Company’s distinct performance obligation under the Tau Global License Agreement was limited to the Tau Global License Obligation no further allocation was required.

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

Revenue Recognition

For the three and six months ended June 30, 2026, collaboration revenue from BMS was $1.0 million and $2.0 million respectively, and $4.4 million and $7.2 million for the three and six months ended June 30, 2025, respectively. Collaboration revenue for the three and six months ended June 30, 2026 and 2025 was related to the Company’s partial performance of its PRX019 Phase 1 Clinical Trial Obligation.

As of June 30, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was $0.6 million. The Company had nil and nil accounts receivable from BMS at June 30, 2026, and December 31, 2025, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter was $1.6 million. During the three months ended June 30, 2026, $1.0 million of deferred revenue was recognized as collaboration revenue related to the PRX019 Phase 1 Clinical Trial Obligation performed. As of June 30, 2026, the total deferred revenue balance of $0.6 million classified as current deferred revenue, relates to outstanding performance obligations related to the PRX019 Phase 1 Clinical Trial Obligation. The deferred revenue balance will be recognized as the remaining services are performed.

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

BMS did not achieve any milestones under either the Tau Global License Agreement or the PRX019 Global License Agreement during the three and six months ended June 30, 2026 and 2025 respectively.
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
Contingent Consideration/Milestone Accounting

As of June 30, 2026, the Company is eligible to receive additional sales milestone payments from Novo Nordisk totaling up to $1.08 billion upon achievement of certain specified commercial sales milestones under the share purchase agreement. During the six months ended June 30, 2026, the Company received a $50.0 million development milestone payment related to the continued advancement of coramitug in the Phase 3 CLEOPATTRA clinical trial. Novo Nordisk did not achieve any milestones under the share purchase agreement during the three and six months ended June 30, 2025. Such milestone payment is recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods.

Revenue Recognition
During the six months ended June 30, 2026, $50.0 million of revenue was recognized related to the development milestone payment for the continued advancement of coramitug in the Phase 3 CLEOPATTRA clinical trial. No revenue was recognized during the three and six months ended June 30, 2025. There are no remaining performance obligations under the share purchase agreement. The Company had no accounts receivable from Novo Nordisk as of June 30, 2026, and December 31, 2025, respectively.
8. Shareholders' Equity
Ordinary Shares
As of June 30, 2026, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 51,744,327 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of June 30, 2026, 16,381,847 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.
Euro Deferred Shares
As of June 30, 2026, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at June 30, 2026. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

Share Repurchase Plan
On February 27, 2026, the Company announced a share repurchase plan under which the Company may repurchase up to $100.0 million of the Company's outstanding ordinary shares. The Company may repurchase the shares from time to time in open market transactions, which may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. It may also enter into Rule 10b5-1 plans to facilitate repurchases. The share repurchase plan will expire on December 31, 2026, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of ordinary shares. For the three and six months ended June 30, 2026, the Company repurchased 1,454,898 shares and 2,243,888 shares, respectively, at an average repurchase price of approximately $10.30 and $9.93 per share, respectively, for an aggregate amount of approximately $15.0 million and $22.3 million, respectively, excluding commissions.

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
As of June 30, 2026, the number of ordinary shares authorized under the 2018 LTIP was 18,641,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of June 30, 2026, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 696,163 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSU awards generally vest over either two or three years. As of June 30, 2026, 3,196,732 ordinary shares remained available for grant under the Company’s equity incentive plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of June 30, 2026 was 11%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at June 30, 2026, is $32.9 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.96 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,668	$4,674	$3,661	$9,519
General and administrative	4,467	5,663	9,389	11,767
Restructuring costs (1)	1,743	2,081	1,743	2,081
Total share-based compensation expense	$7,878	$12,418	$14,793	$23,367
________________
(1)Restructuring costs for the three and six months ended June 30, 2026 and 2025 includes $1.7 million and $2.1 million of share-based compensation expense related to the contractual acceleration of vesting of certain option and restricted stock unit award agreements.

The Company recognized no tax benefits for the three and six months ended June 30, 2026 due to the Company’s full valuation allowance on its deferred tax assets. The Company recognized tax benefits from share-based awards of $2.4 million and $4.4 million for the three and six months ended June 30, 2025.
The fair value of the options granted to employees and non-employee directors during the three and six months ended June 30, 2026 and 2025 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table.

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
Expected volatility	71.9%	-	74.2%	77.7%	-	79.0%	71.9%	-	75.1%	76.5%	-	79.0%
Risk-free interest rate	4.0%	-	4.3%	3.8%	-	4.2%	3.6%	-	4.3%	3.8%	-	4.4%
Expected dividend yield	—%			—%			—%			—%
Expected term (in years)	4.29	-	5.98	4.81	-	5.76	4.22	-	5.98	4.78	-	5.76
Weighted average grant date fair value	$6.85			$4.77			$6.29			$9.49

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	10,289,294	$24.18	5.03	$402
Granted	2,285,900	9.46
Exercised	—	—
Forfeited	(268,101)	16.43
Expired	(544,908)	25.91
Outstanding at June 30, 2026	11,762,185	$21.42	5.34	$1,239
Vested and expected to vest at June 30, 2026	11,214,351	$21.84	5.15	$1,095
Exercisable at June 30, 2026	8,265,940	$24.12	3.76	$466
The following table summarizes the activity and related information for RSUs during the six months ended June 30, 2026:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2025	1,090,778	$7.63	1.08	$10,417
Units Granted	511,308	9.37
Units Vested	(155,233)	8.61
Units Forfeited	(23,923)	14.95
Unvested at June 30, 2026	1,422,930	$8.02	1.01	$13,930
Unvested and expected to vest at June 30, 2026	1,271,183	$7.94	0.92	$12,445
As of June 30, 2026, total compensation cost not yet recognized related to unvested RSUs was $7.5 million, which is expected to be recognized over a weighted-average period of 2.30 years. RSUs settle into ordinary shares upon vesting.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax expense of $2.0 thousand and $3.0 thousand for the three and six months ended June 30, 2026, as compared to an income tax expense of $44.8 million and $43.6 million for the three and six months ended June 30, 2025, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish exempt income, Irish and U.S. net operating losses, for which a tax provision benefit is not recognized due to the full valuation allowance against deferred tax assets, and U.S. income taxed at different rates.
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

Management performs an assessment of its DTAs each period. Based upon the weight of available evidence, management continues to believe that it is not more likely than not the Company will realize the benefits of its DTAs. Accordingly, the Company had a full valuation allowance against its federal, state and Irish DTAs as of June 30, 2026.
No provision for income tax has been recognized on undistributed earnings of the Company’s U.S. subsidiaries as the Company considers the U.S. earnings to be indefinitely reinvested.
11. Restructuring
In June 2025, the Company commenced a restructuring plan following the Company’s May 23, 2025 announcement of its decision to discontinue further development of birtamimab. Restructuring charges primarily consisted of employee termination benefits in connection with the reduction in force announced in June 2025 and contract termination costs primarily associated with exit fees relating to third-party manufacturers that were contracted for commercial supplies of birtamimab. Employee termination benefits include severance costs, employee-related benefits, and non-cash share-based compensation expense related to the acceleration of the vesting of certain stock options and RSUs. Charges and other costs related to the restructuring plan are presented as restructuring costs in the Condensed Consolidated Statements of Operations.

The Company recorded a net reduction in the restructuring liability of approximately $8.2 million and $13.0 million for the three and six months ended June 30, 2026. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the three and six months ended June 30, 2026 (in thousands):

	Restructuring Liability
	Termination Benefits		Contract Termination Costs		Other	Total
Balance at December 31, 2025	$1,091		$12,212		$—	$13,303
Restructuring Charges	954		(5,198)	(1)	—	(4,244)
Reduction for cash payments	(191)		(35)		—	(226)
Foreign Exchange	(3)		(245)		—	(248)
Balance at March 31, 2026	$1,851		$6,734		$—	$8,585
Restructuring Charges	2,414		—		—	2,414
Adjustment for non-cash charges	(1,743)	(2)	—		—	(1,743)
Reduction for cash payments	(2,173)		(6,673)		—	(8,846)
Foreign Exchange	—		(61)		—	(61)
Balance at June 30, 2026	$349		$—		$—	$349

(1)Restructuring charges for contract termination costs for the six months ended June 30, 2026 include a reduction in contract termination costs associated with one or more third-party vendors.
(2)Restructuring charges for termination benefits for the three and six months ended June 30, 2026 include a $1.7 million share-based compensation expense related to the contractual acceleration of vesting of certain option and restricted stock unit award agreements.

The total amount expected to be incurred at inception in connection with the restructuring plan was $32.6 million. The cumulative amount incurred to date as of June 30, 2026 was $28.3 million. The restructuring liability is included in current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2026.

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

Phase 2b PADOVA Clinical Trial

In December 2024, topline results were announced from the Phase 2b clinical trial (PADOVA) conducted by partner Roche investigating prasinezumab in 586 people with early-stage Parkinson’s disease, treated for a minimum of 18 months while on stable symptomatic treatment. Prasinezumab showed potential clinical effect in the primary endpoint of time to confirmed motor progression, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part III score from baseline, with a HR=0.84 [0.69-1.01] and p=0.0657. The effect of prasinezumab was more pronounced in a pre-specified analysis in the population treated with levodopa (75% of participants), HR=0.79 [0.63-0.99] and nominal p=0.0431. Pre-specified supplementary covariate-adjusted analyses of these endpoints demonstrated nominally significant effects on the primary endpoint (HR=0.81 [0.67-0.98]; nominal p=0.0334) and in the levodopa subgroup (HR=0.76 [0.61-0.95]; nominal p=0.0175). Covariates used for adjustment: medication at baseline, H&Y stage, DaT-SPECT, age, sex, baseline dependent parameter. Consistent positive trends across multiple secondary and exploratory endpoints were also observed. Prasinezumab continues to be well tolerated and no new safety signals were observed in the study. In June 2026, Roche published the results from the Phase 2b PADOVA trial in The Lancet, a leading peer-reviewed medical journal. In March 2026, Roche presented an analysis from the ongoing PADOVA open-label extension (OLE) study at the International Conference on Alzheimer’s and Parkinson’s Diseases and Related Neurological Disorders (“AD/PD 2026”). Longer term data from the PADOVA OLE study in early-stage PD showed a sustained effect of prasinezumab in slowing Parkinson’s progression on top of effective symptomatic therapies. The totality of the evidence suggests a possible clinical benefit of prasinezumab and informed the initiation of the Phase 3 PARAISO study.

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

Moponetug (formerly BMS-986446/PRX005) for the Potential Treatment of Alzheimer’s Disease

Moponetug is designed to be a best-in-class anti-tau antibody that specifically binds with high affinity the R1, R2, and R3 repeats within the microtubule binding region (“MTBR”) of tau and targets both 3R and 4R tau isoforms. MTBR-tau has been shown in preclinical studies to be involved in the pathological spread of tau. Neurofibrillary tangles composed of misfolded tau proteins, along with amyloid beta plaques, are pathological hallmarks of Alzheimer’s disease. Cell-to-cell transmission of pathogenic extracellular tau and the accumulation of pathogenic tau also correlate with the progression of symptomatology and clinical decline in patients with Alzheimer’s disease. Recent publications suggest that during the course of Alzheimer’s disease progression, tau appears to spread throughout the brain via synaptically-connected pathways; this propagation of pathology is thought to be mediated by tau “seeds” containing the MTBR of tau. Additionally, it has been recently reported that the presence of MTBR fragments in cerebrospinal fluid correlate with dementia stages and tau tangles in Alzheimer’s disease to a higher degree than fragments of other tau regions. In preclinical research, antibodies targeting this region of tau were superior in blocking tau uptake and neurotoxicity, which has been associated with efficacy in relevant animal models. In these preclinical models, moponetug demonstrated significant reduction of intraneuronal tau pathology and progression protection against behavioral deficit in a tau transgenic mouse model and complete blockade of neuronal tau internalization in vitro.

Clinical Development Program

In October 2025, we announced that Bristol Myers Squibb obtained Fast Track designation from the U.S. FDA for moponetug for the treatment of Alzheimer’s disease. The FDA’s Fast Track designation program is designed to expedite the development and review of drugs intended to treat a serious condition with evidence demonstrating the potential to address an unmet medical need.

Phase 2 Clinical Trial

In the first quarter of 2024, BMS advanced the anti-tau program moponetug with the initiation of a Phase 2 TargetTau-1 clinical trial (NCT06268886). This is a randomized, double-blind, placebo-controlled, global, Phase 2 clinical trial designed to evaluate the efficacy, safety, and tolerability of moponetug, an anti-MTBR tau monoclonal antibody, in approximately 310 participants with early Alzheimer's disease. Participants will be randomized into one of three treatment arms including placebo, moponetug Dose A, and moponetug Dose B. The primary outcome measure is change from baseline to week 76 in brain tau deposition as measured by tau positron emission tomography (PET). Secondary endpoints include change from baseline to week 76 in Clinical Dementia Rating Scale Sum of Boxes (CDR-SB) score and in the integrated Alzheimer’s Disease Rating Scale (iADRS) score.

Phase 1 Clinical Trial

In this first-in-human, randomized, placebo controlled, single ascending dose (“SAD”) clinical trial, healthy volunteers (n=19) were enrolled into three moponetug dose level cohorts (low, medium or high dose) and randomized in a 3:1 drug to placebo ratio. Trial participants received a single dose of moponetug or placebo intravenously (“IV”) and were followed for up to two months. The results of the trial found all three dose level cohorts of moponetug to be generally safe and well tolerated, meeting the Phase 1 SAD trial primary objective. None of the treatment emergent adverse events (“TEAE”) were serious. No clinically relevant changes were observed in other safety parameters. Moponetug also met key pharmacokinetic (“PK”) and immunogenicity secondary endpoints. Plasma drug concentrations of moponetug increased in a dose-proportional manner. Furthermore, moponetug exposure in cerebrospinal fluid (“CSF”) was measured in the high dose cohort and based on the robust exposure of moponetug in the CSF (day 29 CSF:Plasma ratio=0.2%), substantial target engagement is expected in the CNS. Moponetug had a desirable immunogenicity profile with no persistent moponetug-induced antidrug antibodies (“ADA”s) observed.

A multiple ascending dose (MAD) portion of the Phase 1 clinical trial was ongoing at the time BMS acquired the global rights to the program and control of the Phase 1 trial. All program updates going forward, including results from ongoing and any future moponetug clinical trials, will be reported by BMS.

In 2025, BMS completed a Phase 1 clinical trial to assess drug levels, tolerability and absolute biological availability of single subcutaneous dose of moponetug in healthy participants. This was a Phase 1, randomized, open-label, parallel, single-dose clinical trial to assess the pharmacokinetics, tolerability, and absolute bioavailability of subcutaneous administration of moponetug, an anti-MTBR tau monoclonal antibody, in approximately 46 healthy participants.

License, Development, and Commercialization Agreement with BMS

In July 2021, we entered into an exclusive US license agreement for moponetug and we received an associated option exercise fee of $80 million. In July 2023, we entered into an exclusive global license agreement for moponetug, which supersedes and replaces the US license agreement in its entirety and we received an associated option exercise fee of $55 million. We are eligible to receive regulatory and sales milestone payments of up to $563 million, as well as tiered royalties on annual, worldwide net sales. In October 2025, we announced that Bristol Myers Squibb obtained Fast Track designation from the U.S. FDA for moponetug for the potential treatment of Alzheimer’s disease.

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

Preclinical in vitro data from rat and human-derived neuronal cell lines and human iPSC motor neurons:

•TDP-43 CYTOPE® rapidly and efficiently internalized into the cytosol and colocalized with pre-formed cytosolic pTDP-43 aggregates
•TDP-43 CYTOPE® promoted significant clearance of cytosolic pTDP-43 aggregates and meaningfully reduced RNA dysregulation driven by cryptic exon inclusions, defining pathogenic features of ALS and other TDP-43 proteinopathies

These results demonstrate the potential of our CYTOPE® technology as a novel modality, enabling precise targeting of intracellular disease pathways.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2026, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2026, as compared to the recent accounting pronouncements described in our 2025 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three and six months ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Collaboration revenue	$1,010	$4,420	$(3,410)	(77)%
Total revenue	$1,010	$4,420	$(3,410)	(77)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Collaboration revenue	$2,044	$7,198	$(5,154)	(72)%
Revenue from license and intellectual property	50,050	50	50,000	100,000%
Total revenue	$52,094	$7,248	$44,846	619%
Total revenue was $1.0 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively, and $52.1 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively.
Collaboration revenue was $1.0 million and $2.0 million for the three and six months ended June 30, 2026, compared to $4.4 million and $7.2 million for the three and six months ended June 30, 2025. Collaboration revenue for three and six months ended June 30, 2026 and 2025 was related to the partial performance of our PRX019 Phase 1 Clinical Trial Obligation.
As of June 30, 2026, the Company has $0.6 million of deferred revenue related to the remaining performance obligations under the PRX019 Global License Agreement related to PRX019 Phase 1 Clinical Trial Obligations. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
Intellectual property revenue for the six months ended June 30, 2026, included $50.0 million in a milestone payment from Novo Nordisk for the continued advancement of coramitug in the Phase 3 CLEOPATTRA clinical trial. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information. For the six months ended June 30, 2026, and 2025, license revenue included $50 thousand in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development	$8,798	$40,517	$(31,719)	(78)%
General and administrative	10,899	15,910	(5,011)	(31)%
Restructuring costs	2,414	32,609	(30,195)	(93)%
Total operating expenses	$22,111	$89,036	$(66,925)	(75)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development	$21,425	$91,328	$(69,903)	(77)%
General and administrative	23,565	33,508	(9,943)	(30)%
Restructuring costs	(1,830)	32,609	(34,439)	(106)%
Total operating expenses	$43,160	$157,445	$(114,285)	(73)%

Total operating expenses consist of research and development (“R&D”) expenses, general and administrative (“G&A”) expenses, and restructuring costs. Our operating expenses were $22.1 million and $89.0 million for the three months ended June 30, 2026 and 2025, respectively, and $43.2 million and $157.4 million for the six months ended June 30, 2026 and 2025, respectively.
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
Research and Development Expenses
Our R&D expense decreased by $31.7 million or 78% for the three months ended June 30, 2026, and decreased by $69.9 million or 77% for the six months ended June 30, 2026, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2026, compared to the same periods in the prior year, was primarily due to lower clinical trial expenses primarily related to PRX012 and birtamimab wind down, lower personnel expenses, lower consulting expenses and lower manufacturing expenses.
The following table sets forth the R&D expenses for our major programs (specifically, programs with successful first dosing in a Phase 1 clinical trial and that have material expenditures in the periods presented), which were birtamimab, PRX012, PRX019, and other R&D expenses for the three and six months ended June 30, 2026, and 2025, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Birtamimab (NEOD001)	$(70)	$19,433	$(39)	$45,347
PRX012	2,261	15,093	7,614	33,168
PRX019(1)	1,231	1,824	3,358	3,926
Other R&D(2)	5,376	4,167	10,492	8,887
Total research and development	$8,798	$40,517	$21,425	$91,328

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
General and Administrative Expenses
Our G&A expenses decreased by $5.0 million or (31)% for the three months ended June 30, 2026 and decreased $9.9 million or (30)% for the six months ended June 30, 2026, compared to the same periods in the prior year primarily due to lower G&A consulting and lower personnel expenses.

Restructuring Costs

In June 2025, we commenced a restructuring plan following our decision in May 2025 to discontinue further development of birtamimab. For the three months ended June 30, 2026, our restructuring costs were $2.4 million which primarily consisted of termination benefits, including $1.7 million of non-cash share-based compensation expense related to contractual acceleration of vesting of certain stock options and RSUs. For the six months ended June 30, 2026, there was $1.8 million of restructuring credit primarily due to a reduction in estimated contract termination costs associated with one or more third-party vendors, offset in part by additional termination benefits. These restructuring expenditures are significantly lower compared to $32.6 million for the three and six months ended June 30, 2025, as we conclude restructuring activities. See Note 11, “Restructuring” to the Condensed Consolidated Financial Statements for more information.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income	$2,553	$3,794	$(1,241)	(33)%
Other expense, net	(33)	(143)	110	(77)%
Total other income, net	$2,520	$3,651	$(1,131)	(31)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income	$4,969	$8,142	$(3,173)	(39)%
Other income (expense), net	238	(283)	521	(184)%
Total other income, net	$5,207	$7,859	$(2,652)	(34)%

Interest income decreased by $1.2 million or (33)% for the three months ended June 30, 2026 and $3.2 million or (39)% for the six months ended June 30, 2026, compared to the same periods in the prior year primarily due to lower interest income from our cash and money market accounts resulting from lower cash balances and lower yields.
Other income (expense), net for the three and six months ended June 30, 2026, was primarily due to foreign exchange gains and losses from transactions with vendors denominated in euros.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Provision for income taxes	$2	$44,802	$(44,800)	(100)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Provision for income taxes	$3	$43,624	$(43,621)	(100)%

Provision for income taxes decreased by $44.8 million for the three months ended June 30, 2026, and decreased by $43.6 million for the six months ended June 30, 2026, compared to the same periods in the prior year. The decrease in income tax expense for the three and six months ended June 30, 2026, compared to the same periods in the prior year, was primarily due to recording a valuation allowance for the federal deferred tax assets during the three and six months ended June 30, 2025. The tax provision presented for the three and six months ended June 30, 2026, reflects U.S. state taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company.

The Company maintains a full valuation allowance on its deferred tax assets. No tax benefit has been recorded related to tax losses recognized in Ireland or the U.S. and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	June 30,	December 31,
	2026	2025
Working capital	$280,355	$274,350
Cash and cash equivalents	$288,193	$307,531
Total assets	$302,579	$326,804
Total liabilities	$15,688	$46,330
Total shareholders’ equity	$286,891	$280,474

Working capital was $280.4 million as of June 30, 2026, an increase of $6.0 million from working capital of $274.4 million as of December 31, 2025. This increase in working capital during the six months ended June 30, 2026, was primarily attributable to the $50.0 million milestone payment from Novo Nordisk.

As of June 30, 2026, we had $288.2 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents at June 30, 2026 are sufficient to meet our obligations for at least the next twelve months. To operate beyond such period, or if we elect to increase our spending on research and development programs significantly above current long-term plans or enter into potential licenses and/or other acquisitions of complementary technologies, products or companies, we may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional capital. We expect to continue to finance future capital needs that exceed our existing cash and cash equivalents, payments pursuant to our agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaboration agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of June 30, 2026, $230.3 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.

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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$3,828	$(99,703)
Net cash used in investing activities	(652)	(128)
Net cash used in financing activities	(22,514)	(122)
Net decrease in cash, cash equivalents and restricted cash	$(19,338)	$(99,953)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2026, which was primarily due to $50.0 million milestone payment from Novo Nordisk, interest income, partially offset by ongoing research and development activities, general and administrative expenses to support those activities (adjusted to exclude non-cash charges for share-based compensation expense) and payments related to our restructuring activities.

Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2026 which consisted of expenditures to purchase property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was $22.5 million for the six months ended June 30, 2026, which consisted of cash used to repurchase our ordinary shares.

Six Months Ended June 30, 2025

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our second quarter 2025 Quarterly Report on Form 10-Q for a discussion of the cash flows for the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

At June 30, 2026, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of June 30, 2026, consisted of minimum cash payments under operating leases of $7.5 million, purchase obligations of $1.6 million (of which $0.2 million is included in current liabilities), cash obligations under our restructuring plan of $0.3 million (of which all of it is included in current liabilities), and contractual obligations under license agreements of $35,000. Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
In June 2021, we entered into a lease agreement for office space in Dublin, Ireland, which commenced in August 2021 and had an initial term of one year. In addition, we entered into a lease agreement for additional office space in Dublin, Ireland, which commenced in August 2023 and had an initial term of one year. Both leases have an automatic renewal clause, pursuant to which each agreement will be extended automatically for successive periods equal to their current terms, unless each agreement is cancelled by us. In April 2026, we renewed the August 2023 lease for another one year term. The lease that commenced in August 2021 was not renewed and terminated pursuant to its terms on July 31, 2026. We do not consider the renewals in the lease term as we do not believe it to be reasonably certain that we will renew these leases, as our real estate needs are subject to change based on our business needs.

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $7.4 million remains outstanding as of June 30, 2026.

The following is a summary of our contractual obligations as of June 30, 2026 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Operating leases (1)	$7,484	$1,654	$3,307	$2,523	$—	$—	$—
Purchase obligations (2)	1,578	1,570	8	—	—	—	—
Obligations under the restructuring plan(3)	349	349	—	—	—	—	—
Contractual obligations under license agreements	35	20	15	—	—	—	—
Total	$9,446	$3,593	$3,330	$2,523	$—	$—	$—

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) As of the filing date, there were no material changes to our purchase obligations subsequent to June 30, 2026.
(3) Includes cash obligations under our restructuring plan. For additional information, see Note 11, “Restructuring” to our Condensed Consolidated Financial Statements. As of the filing date, there were no material changes to our cash obligations under the restructuring plan subsequent to June 30, 2026.

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

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in euros. For the six months ended June 30, 2026, we recorded a gain on foreign currency exchange rate differences of approximately $238,000 and a loss of $283,000 during the six months ended June 30, 2025. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net income of $14.1 million for the six months ended June 30, 2026, and net losses of $244.1 million and $122.3 million, and $147.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of June 30, 2026, we had an accumulated deficit of $1.3 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
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
As of June 30, 2026, we had cash and cash equivalents of $288.2 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for prasinezumab being conducted by Roche, the Phase 3 clinical trial for coramitug (formerly PRX004) being conducted by Novo

Nordisk, the Phase 2 clinical trial for moponetug (formerly BMS-986446/PRX005) being conducted by BMS, and the Phase 1 clinical trial for PRX019;
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
There is no assurance that the results of the Phase 3 clinical trial for prasinezumab, the Phase 3 clinical trial for coramitug, the Phase 2 clinical trial for moponetug, and the Phase 1 clinical trial for PRX019 will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we, or our partners (as applicable), will encounter problems with the Phase 3 clinical trial for prasinezumab, the Phase 3 clinical trial for coramitug, the Phase 2 clinical trial for moponetug, the Phase 1 clinical trial for PRX019, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
We are dependent upon BMS with respect to further development of moponetug, including the Phase 2 clinical trial and any future clinical trial of that drug candidate.
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
Moponetug, for the treatment of Alzheimer’s disease, and coramitug, for the treatment of ATTR amyloidosis, have been granted Fast Track Designation by the FDA. In addition, we may seek Fast Track designation for one or more of our future drug candidates. If a drug candidate is intended for the treatment of a serious condition and demonstrates the potential to address an unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our drug candidates, but there is no assurance that the FDA will grant this status to any of our drug candidates. The FDA has broad discretion whether or not to grant Fast Track designation, and even if we consider a particular drug candidate to be eligible for this designation, there is no assurance that it will be granted by the FDA. Even if we do receive Fast Track designation, we may not experience a faster review or approval compared to other, non-expedited FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our applicable clinical development program. Marketing applications filed by sponsors of products granted Fast Track designation may qualify for priority review under FDA policies and procedures, but Fast Track designation does not assure any such review or ultimate marketing approval by the FDA.
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
We are dependent on BMS, and its third-party manufacturers if applicable, to manufacture clinical supplies of moponetug.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions, or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of June 30, 2026, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 16,381,847.
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
We are subject to the reporting and other obligations under the U.S. Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the U.S. Sarbanes-Oxley Act (“SOX”), which require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, under Section 404(b) of SOX, if we are either an “accelerated filer” or “large accelerated filer,” our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by SOX. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Based on the market value of our ordinary shares that were held by non-affiliates as of June 30, 2026, we will become a non-accelerated filer in fiscal year 2026. For as long as we continue to be a non-accelerated filer, we may choose to take advantage of not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of SOX. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, and while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Additionally, we will regain smaller reporting company status effective as of December 31, 2026, however, due to requalification we have been able to rely on these reduced requirements since June 30, 2026. As a smaller reporting company, we are permitted and may rely on reduced disclosure requirements that are applicable to other public companies that are smaller reporting companies. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide supplemental financial information or risk factors. We cannot predict whether investors will find our ordinary shares less attractive because we may rely on some or all of these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and the trading price of our ordinary shares may be more volatile.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. During the course of our review and testing of our internal controls, we have identified, and may identify in the future, deficiencies and may be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We, or our independent registered public accounting firm (if required), may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our ordinary shares to fall.
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
We are incorporated in Ireland and maintain subsidiaries or offices in Ireland and the U.S. We are able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, together with intra-group service agreements. However, changes in tax laws or interpretations thereof in any of these jurisdictions could adversely affect our ability to do so in the future. Taxing authorities, such as the IRS and the Irish Revenue Commissioners (“Irish Revenue”), actively audit and otherwise challenge these types of arrangements, and have done so in our industry. We are subject to reviews and audits by the IRS, Irish Revenue and other taxing authorities from time to time, and the IRS, Irish Revenue or other taxing authorities may challenge our structure and inter-group arrangements. Responding to or defending against challenges from taxing authorities may be expensive and time consuming, and may divert management’s time and focus away from operating our business. We cannot predict whether and when taxing authorities will conduct an audit, challenge our tax structure or the cost involved in responding to any such audit or challenge. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, all of which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. In addition to the impact of changes in tax laws, our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in accounting guidance and other regulatory, legislative, or judicial developments, changes in tax rates, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation, and changes in our need for a valuation allowance for deferred tax assets.
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

Ireland’s Finance Act 2025 introduced a new exemption from Irish stamp duty (the “Market Capitalization Exemption”) under section 86B of the Stamp Duties Act for transfers of shares in certain Irish incorporated companies where: (i) those shares are admitted to trading on a regulated market or multilateral trading facility (within the meaning of Directive 2014/65/EU of the European Parliament and of the Council of 15 May 2014 on markets in financial instruments and amending Directive 2002/92/EC and Directive 2011/61/EU) or a market located outside the European Union that is equivalent to a regulated market or multilateral trading facility; (ii) the closing market capitalization of the issuer is below the specified threshold of €1 billion on December 1 of the preceding year; and (iii) a valid notification has been made to the Irish Revenue Commissioners for the relevant year. We have obtained the Market Capitalization Exemption for any transfers of our shares through December 31, 2026. Additionally, future transfers of our ordinary shares may be eligible for this exemption, subject to compliance with applicable notification requirements and other conditions under the Stamp Duties Act. However, there can be no assurance that we will qualify for this exemption in any particular year, or that the exemption will continue to be available, as eligibility depends on market capitalization thresholds, timely notification to the Irish Revenue Commissioners, and other relevant conditions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below is a summary of share repurchases for the three months ended June 30, 2026. See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information regarding our share repurchase plan.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value that May Yet be Purchased Under the Plan (in thousands)
April 1, 2026 - April 30, 2026	723,988	$10.60	723,988	$85,029
May 1, 2026 - May 31, 2026	730,910	$10.00	730,910	$77,716
June 1, 2026 - June 30, 2026	—	$—	—	$77,716
Total	1,454,898		1,454,898

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated:	August 6, 2026	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer