Form 10-Q
period 2026-09-30
PROTHENA CORP PUBLIC LTD CO
filed 2026-11-05
CIK 1559053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The number of ordinary shares outstanding was 51,349,796 as of October 29, 2026.

PROTHENA CORPORATION PLC
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2026

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Prothena Corporation plc and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$271,368	$307,531
Prepaid expenses and other current assets	2,494	7,662
Total current assets	273,862	315,193
Non-current assets:
Property and equipment, net	2,299	2,144
Operating lease right-of-use assets	6,017	8,125
Restricted cash, non-current	860	860
Other non-current assets	482	482
Total non-current assets	9,658	11,611
Total assets	$283,520	$326,804
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,692	$5,875
Accrued research and development	489	4,329
Deferred revenue, current	—	2,664
Restructuring liability	587	13,303
Lease liability, current	3,007	2,886
Other current liabilities	5,659	11,786
Total current liabilities	11,434	40,843
Non-current liabilities:
Lease liability, non-current	3,249	5,487
Total non-current liabilities	3,249	5,487
Total liabilities	14,683	46,330
Commitments and contingencies (Note 6)
Shareholders’ equity:
Euro deferred shares, €22 nominal value:	—	—
Authorized shares — 10,000 at September 30, 2026 and December 31, 2025
Issued and outstanding shares — none at September 30, 2026 and December 31, 2025
Ordinary shares, $0.01 par value:	513	538
Authorized shares — 100,000,000 at September 30, 2026 and December 31, 2025
Issued and outstanding shares — 51,341,036 and 53,832,982 at September 30, 2026 and December 31, 2025, respectively
Additional paid-in capital	1,617,128	1,626,369
Accumulated deficit	(1,348,804)	(1,346,433)
Total shareholders’ equity	268,837	280,474
Total liabilities and shareholders’ equity	$283,520	$326,804

 See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$620	$2,415	$2,664	$9,613
Revenue from license and intellectual property	—	—	50,050	50
Total revenue	620	2,415	52,714	9,663
Operating expenses:
Research and development	8,427	28,938	29,852	120,266
General and administrative	10,594	13,238	34,159	46,746
Restructuring costs	420	479	(1,410)	33,088
Total operating expenses	19,441	42,655	62,601	200,100
Loss from operations	(18,821)	(40,240)	(9,887)	(190,437)
Other income (expense):
Interest income	2,321	3,351	7,290	11,493
Other income (expense), net	(7)	(23)	231	(306)
Total other income, net	2,314	3,328	7,521	11,187
Loss before income taxes	(16,507)	(36,912)	(2,366)	(179,250)
Provision for (benefit from) income taxes	2	(371)	5	43,253
Net loss	$(16,509)	$(36,541)	$(2,371)	$(222,503)
Basic and diluted net loss per ordinary share	$(0.32)	$(0.68)	$(0.05)	$(4.13)
Shares used to compute basic net loss per share	51,437	53,830	52,422	53,828

See accompanying Notes to Condensed Consolidated Financial Statements.

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(2,371)	$(222,503)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	590	677
Share-based compensation	21,201	30,566
Deferred income taxes	—	43,239
Reduction in the carrying amount of right-of-use assets	2,172	2,083
Reduction in restructuring liability - non-cash	(6,941)	—
Loss on disposal of fixed assets	5	3
Changes in operating assets and liabilities:
Prepaid and other assets	5,221	9,178
Accounts payable, accruals and other liabilities	(17,392)	(9,527)
Deferred revenue	(2,664)	(9,613)
Restructuring liability	(5,775)	17,614
Operating lease liabilities	(2,181)	(1,985)
Net cash used in operating activities	(8,135)	(140,268)
Investing activities
Purchases of property and equipment	(725)	(138)
Net cash used in investing activities	(725)	(138)
Financing activities
Repurchase of ordinary shares	(26,843)	—
Taxes paid related to net-share settlement of vested restricted stock units	(460)	—
Fees paid in connection with at-the-market offering	—	(139)
Net cash used in financing activities	(27,303)	(139)
Net decrease in cash, cash equivalents and restricted cash	(36,163)	(140,545)
Cash, cash equivalents and restricted cash, beginning of the year	308,391	472,248
Cash, cash equivalents and restricted cash, end of the period	$272,228	$331,703

Supplemental disclosures of cash flow information
U.S. Federal	$(967)	$900
U.S. State and Local	11	41
Cash (received) paid for income taxes	$(956)	$941

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	$64	$224
Acquisition of property and equipment included in accounts payable and accrued liabilities	$25	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$271,368	$330,843
Restricted cash, non-current	860	860
Total cash, cash equivalents and restricted cash, end of the period	$272,228	$331,703

Prothena Corporation plc and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2025	53,832,982	$538	$1,626,369	$(1,346,433)	$280,474
Share-based compensation	—	—	6,915	—	6,915
Issuance of ordinary shares upon vesting of restricted stock units	33,233	—	—	—	—
Repurchase of ordinary shares	(788,990)	(8)	(7,486)	—	(7,494)
Net income	—	—	—	32,721	32,721
Balances at March 31, 2026	53,077,225	530	1,625,798	(1,313,712)	312,616
Share-based compensation	—	—	7,878	—	7,878
Issuance of ordinary shares upon vesting of restricted stock units	122,000	1	(1)	—	—
Repurchase of ordinary shares	(1,454,898)	(14)	(15,006)	—	(15,020)
Net loss	—	—	—	(18,583)	(18,583)
Balances at June 30, 2026	51,744,327	517	1,618,669	(1,332,295)	286,891
Share-based compensation	—	—	5,442	—	5,442
Issuance of ordinary shares upon vesting of restricted stock units, net of tax	98,201	1	(461)	—	(460)
Repurchase of ordinary shares	(501,492)	(5)	(4,324)	—	(4,329)
Reclassification of cash-settled restricted stock units from equity to liability	—	—	(2,198)	—	(2,198)
Net loss	—	—	—	(16,509)	(16,509)
Balances at September 30, 2026	51,341,036	$513	$1,617,128	$(1,348,804)	$268,837

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2024	53,826,982	$538	$1,588,729	$(1,102,341)	$486,926
Share-based compensation	—	—	10,949	—	10,949
Net loss	—	—	—	(60,195)	(60,195)
Balances at March 31, 2025	53,826,982	538	1,599,678	(1,162,536)	437,680
Share-based compensation	—	—	12,418	—	12,418
Net loss	—	—	—	(125,767)	(125,767)
Balances at June 30, 2025	53,826,982	538	1,612,096	(1,288,303)	324,331
Share-based compensation			7,199		7,199
Issuance of ordinary shares upon vesting of restricted stock units	3,000	—	—	—	—
Net loss	—	—	—	(36,541)	(36,541)
Balances at September 30, 2025	53,829,982	$538	$1,619,295	$(1,324,844)	$294,989

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

Fueled by its deep scientific expertise built over decades of research, the Company is advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which its ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s pipeline includes both wholly-owned and partnered programs being developed for the potential treatment of diseases including Parkinson’s disease, ATTR amyloidosis with cardiomyopathy, Alzheimer’s disease and Amyotrophic lateral sclerosis (ALS). Prothena is developing and applying its proprietary CYTOPE® technology to target a broad spectrum of intracellular targets in the brain and periphery.

The Company was formed on September 26, 2012, under the laws of Ireland and re-registered as an Irish public limited company on October 25, 2012. The Company's ordinary shares began trading on The Nasdaq Global Market under the symbol “PRTA” on December 21, 2012, and currently trade on The Nasdaq Global Select Market.
Liquidity and Business Risks
As of September 30, 2026, the Company had an accumulated deficit of $1.3 billion and cash and cash equivalents of $271.4 million.

Based on the Company's business plans, management believes that the Company’s cash and cash equivalents at September 30, 2026, are sufficient to meet its obligations for at least the next twelve months. To operate beyond such period, or if the Company elects to increase its spending on research and development programs significantly above current long-term plans or enters into potential licenses and/or other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products the Company will need to raise substantial additional capital. The Company expects to continue to finance future capital needs that exceed its existing cash and cash equivalents from payments pursuant to its agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaborative agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans. The Company cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to its shareholders.
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
Significant Accounting Policies

Except for the accounting policy for repurchases of ordinary shares, which was added below as a result of the Company’s February 2026 announcement of a share repurchase plan, there were no significant changes to the accounting policies during the nine months ended September 30, 2026, from the significant accounting policies described in Note 2 of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K.

Repurchases of Ordinary Shares

The Company may repurchase its ordinary shares from time to time in open market transactions. All shares repurchased are immediately retired. Repurchased ordinary shares are recorded at cost and the excess of the repurchase cost over the par value of repurchased ordinary shares is charged against additional paid-in capital (“APIC”) or to accumulated deficit once APIC is reduced to zero. The par value of repurchased ordinary shares is charged against the ordinary shares par account. The Company accrues for the cost of shares repurchased based on the trade date.
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
The Company’s business is primarily conducted in U.S. dollars except for its agreements with contract manufacturers for drug supplies which are primarily denominated in euros. For the nine months ended September 30, 2026, the Company recorded a gain on foreign currency exchange rate differences of approximately $231,000 and a loss of $306,000 during the nine months ended September 30, 2025. If the Company increases its business activities that require the use of foreign currencies, it may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.
The Company’s revenue during the nine months ended September 30, 2026 was primarily from revenue from the development milestone payment received from Novo Nordisk, and to a lesser extent, collaboration revenue recognized under the Company’s Collaboration Agreement with BMS, while the revenue during the nine months ended September 30, 2025 was primarily from collaboration revenue recognized under the Company’s Collaboration Agreement with BMS. During the nine months ended September 30, 2026, and 2025, the Company derived its revenue from foreign countries and none from Ireland.
As of September 30, 2026, and December 31, 2025, $2.3 million and $2.1 million, respectively, of the Company’s property and equipment, net were held in the U.S. and a nominal amount were in Ireland.
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
The following table sets forth significant research and development (“R&D”) expenses by program as regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Birtamimab (NEOD001)	$58	$7,136	$19	$52,483
PRX012	1,067	14,653	8,681	47,821
PRX019	365	2,192	3,723	6,118
Other R&D	6,937	4,957	17,429	13,844
Total R&D	$8,427	$28,938	$29,852	$120,266
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
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2026 that are of significance or potential significance to the Company.

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
Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1. This is because the Company values its cash equivalents using quoted market prices. The Company’s Level 1 securities consisted of $256.0 million and $275.4 million in money market funds included in cash and cash equivalents at September 30, 2026, and December 31, 2025, respectively.
4.Composition of Certain Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid R&D expenses	$584	$5,270
Prepaid G&A expenses	1,137	639
Other	773	1,753
Prepaid expenses and other current assets	$2,494	$7,662

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Machinery and equipment	$7,039	$7,068
Purchased computer software	2,194	2,128
	9,233	9,196
Less: accumulated depreciation	(6,934)	(7,052)
Property and equipment, net	$2,299	$2,144

Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Payroll and related expenses	$5,059	$11,350
Professional services	275	222
Other	325	214
Other current liabilities	$5,659	$11,786

5.Net Loss Per Ordinary Share

Net loss per ordinary share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(16,509)	$(36,541)	$(2,371)	$(222,503)
Denominator:
Weighted-average ordinary shares outstanding used in per share calculations - basic and diluted	51,437	53,830	52,422	53,828
Net loss per ordinary share:
Basic and diluted	$(0.32)	$(0.68)	$(0.05)	$(4.13)
Potentially issuable ordinary shares were not used in computing diluted net loss per ordinary share as their effect would be anti-dilutive due to the loss recorded during the three and nine months ended September 30, 2026 and three and nine months ended September 30, 2025, and therefore diluted net loss per share is equal to basic net loss per share.
The equivalent ordinary shares not included in diluted net loss per share because their effect would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options to purchase ordinary shares	10,907	11,627	10,907	11,627
Restricted Stock Units (RSU)	944	1,133	944	1,133
Total	11,851	12,760	11,851	12,760

6. Commitments and Contingencies
Lease Commitments
As of September 30, 2026, the Company currently has two leases relating to its facilities in the United States and Dublin, Ireland.

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

Brisbane Facility
On October 28, 2022, the Company entered into a noncancelable operating sublease (the "Brisbane Sublease") to sublease approximately 31,157 square feet of office and laboratory space located in Brisbane, California (the “Brisbane Facility”) with Arcus Biosciences, Inc., (the "Sublandlord"). The Brisbane Sublease became effective on October 28, 2022. The Brisbane Sublease provides that the Company's obligation to pay rent commenced on July 1, 2023, which is subject to abatement for the first six months following such date, with the exception of the seventh rent payment that was due upon execution of the Brisbane Sublease. The Company is obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. The Brisbane Sublease further provides that the Company is obligated to pay the Sublandlord certain costs, including taxes and operating expenses. The Company has the option to extend the sublease by providing written notice at least nine months prior to the expiration of the sublease term. As of September 30, 2026, the Brisbane Sublease has a remaining lease term of 2.0 years.

Total operating lease cost for the Brisbane Sublease was $0.8 million and $2.4 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2025, respectively. Total cash paid against the operating lease liability was $0.8 million and $2.4 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively.
In conjunction with the Brisbane Sublease, the Company obtained a standby letter of credit in the initial amount of $0.9 million, which may be drawn down by the Sublandlord in the event the Company fails to fully and faithfully perform all of its obligations under the Brisbane Sublease and to compensate the Sublandlord for all losses and damages the Sublandlord may suffer as a result of the occurrence of any default on the part of the Company not cured within the applicable cure period. As of September 30, 2026, none of the standby letter of credit amount of $0.9 million has been used.

The following table sets out a maturity analysis of payments under the Company’s operating leases, including a reconciliation to the lease liabilities recognized in the Condensed Consolidated Balance Sheets as of September 30, 2026 (in thousands):

Year Ended December 31,	Operating Leases
2026 (3 months)	$819
2027	3,307
2028	2,523
Thereafter	—
Total	$6,649
Less: Present value adjustment (imputed interest)	(393)
Total lease liability	$6,256
Less: Lease liability, current	(3,007)
Lease liability, non-current	$3,249

Indemnity Obligations
The Company has entered into indemnification agreements with its current and former directors and officers and certain key employees. These agreements contain provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise because of their status or service and advance their expenses incurred as a result of any indemnifiable proceedings brought against them. The obligations of the Company pursuant to the indemnification agreements continue during such time as the indemnified person serves the Company and continues thereafter until such time as a claim can be brought. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2026, and December 31, 2025.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of September 30, 2026, the Company had non-cancelable purchase commitments to suppliers for $1.4 million (of which $0.4 million is included in current liabilities), obligations under the Company’s restructuring plan of $0.6 million (of which all of it is included in current liabilities) and contractual obligations under license agreements of $35,000. The following is a summary of the Company's non-cancelable purchase commitments and contractual obligations as of September 30, 2026 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Purchase Obligations (1)	$1,444	$1,435	$9	$—	$—	$—	$—
Contractual obligations under license agreements	35	20	15	—	—	—	—
Obligations under restructuring plan (2)	587	587	—	—	—	—	—
Total	$2,066	$2,042	$24	$—	$—	$—	$—
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
Performance Obligations
As of September 30, 2026, and December 31, 2025, there were no remaining performance obligations under the License Agreement since the obligations related to research and development activities were only for the Phase 1 clinical trial and the remaining obligations were delivered or performed.
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
Roche did not achieve any milestones under the License Agreement during the three and nine months ended September 30, 2026 and 2025, respectively.

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

Term and Termination
The term of the Collaboration Agreement expired on May 24, 2024.

Performance Obligations
At inception of the Collaboration Agreement, there were a total of six options, including US Rights and Global Rights to acquire an exclusive license to develop, manufacture and commercialize antibodies targeting the applicable Collaboration Target in the U.S. (each, a “US License”) or globally (each, a “Global License”), respectively, and rights to request certain development services (following exercise of the US Rights and Global Rights, respectively) for each of the three programs. None of which were remaining as of May 24, 2024. The deferred revenue balance as of September 30, 2026 was nil.

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

Global License Agreement for the undisclosed/PRX019 Collaboration Target

On May 24, 2024, PBL entered into a Global License Agreement granting BMS an exclusive license to develop, manufacture and commercialize Collaboration Products targeting an undisclosed target (including PRX019) globally for any and all uses or purposes with respect to any human or animal disease, disorder or condition (the “PRX019 Global License Agreement”). The Company received an associated option exercise fee of $80.0 million in June 2024 and is eligible to receive further development and regulatory milestones of up to $242.5 million upon achievement of certain development and regulatory milestones, including regulatory approval, of a Collaboration Product, and up to $375.0 million upon BMS achieving certain annual, worldwide net sales thresholds. The Company also is eligible to receive tiered royalties on annual, worldwide net sales of Collaboration Products, ranging from high single digit to high teen percentages, on a weighted average basis depending on the achievement of certain net sales thresholds. Such milestones and royalty payments (i) could be reduced in the case where

BMS is successful in developing a modified version of PRX019 that achieves certain specified improved metrics, and (ii) are subject to certain reductions as specified in the PRX019 Global License Agreement. BMS will continue to pay royalties on a Collaboration Product-by-Collaboration Product and country-by-country basis until the end of the Royalty Term. The term of the PRX019 Global License Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of all Royalty Terms with respect to all Licensed Products. See Note 12, “Subsequent Events” for information regarding the termination of the PRX019 Global License Agreement.

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

Revenue Recognition

For the three and nine months ended September 30, 2026, collaboration revenue from BMS was $0.6 million and $2.7 million respectively, and $2.4 million and $9.6 million for the three and nine months ended September 30, 2025, respectively. Collaboration revenue for the three and nine months ended September 30, 2026 and 2025 was related to the Company’s partial performance of its PRX019 Phase 1 Clinical Trial Obligation.

As of September 30, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied was nil. The Company had nil and nil accounts receivable from BMS at September 30, 2026, and December 31, 2025, respectively.
Deferred Revenue
The deferred revenue balance at the beginning of the quarter was $0.6 million. During the three months ended September 30, 2026, $0.6 million of deferred revenue was recognized as collaboration revenue related to the PRX019 Phase 1 Clinical Trial Obligation performed. As of September 30, 2026, the total deferred revenue balance was nil.

Milestone and Royalties Accounting
Under the Tau Global License Agreement, the Company is eligible to receive milestone payments of up to $187.5 million upon the achievement of certain specified regulatory milestones and milestone payments of up $375.0 million upon the achievement of certain specified commercial sale milestones. Under the PRX019 Global License Agreement, the Company is eligible to receive milestone payments of up to $242.5 million upon the achievement of certain specified development and regulatory milestones and milestone payments of up $375.0 million upon the achievement of certain specified commercial sale milestones. See Note 12, “Subsequent Events” for information regarding the termination of the PRX019 Global License Agreement.
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

BMS did not achieve any milestones under either the Tau Global License Agreement or the PRX019 Global License Agreement during the three and nine months ended September 30, 2026 and 2025 respectively.
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
Contingent Consideration/Milestone Accounting

As of September 30, 2026, the Company is eligible to receive additional sales milestone payments from Novo Nordisk totaling up to $1.08 billion upon achievement of certain specified commercial sales milestones under the share purchase agreement. During the nine months ended September 30, 2026, the Company received a $50.0 million development milestone payment related to the continued advancement of coramitug in the Phase 3 CLEOPATTRA clinical trial. Novo Nordisk did not achieve any milestones under the share purchase agreement during the three and nine months ended September 30, 2025. Such milestone payment is recognized as revenue at a point in time when the Company can conclude it is probable that a significant revenue reversal will not occur in future periods. There are no remaining performance obligations under the share purchase agreement. The Company had no accounts receivable from Novo Nordisk as of September 30, 2026, and December 31, 2025, respectively.

8. Shareholders' Equity
Ordinary Shares
As of September 30, 2026, the Company had 100,000,000 ordinary shares authorized for issuance with a par value of $0.01 per ordinary share and 51,341,036 ordinary shares issued and outstanding. Each ordinary share is entitled to one vote and, on a pro rata basis, to dividends when declared and the remaining assets of the Company in the event of a winding up. As of September 30, 2026, 16,393,435 ordinary shares are reserved for issuance pursuant to outstanding and future equity awards under the Company’s equity incentive plans.
Euro Deferred Shares
As of September 30, 2026, the Company had 10,000 Euro Deferred Shares authorized for issuance with a nominal value of €22 per share. No Euro Deferred Shares are outstanding at September 30, 2026. The rights and restrictions attaching to the Euro Deferred Shares rank pari passu with the ordinary shares and are treated as a single class in all respects.

Share Repurchase Plan
On February 27, 2026, the Company announced a share repurchase plan under which the Company may repurchase up to $100.0 million of the Company's outstanding ordinary shares. The Company may repurchase the shares from time to time in open market transactions, which may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. It may also enter into Rule 10b5-1 plans to facilitate repurchases. The share repurchase plan will expire on December 31, 2026, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of ordinary shares. For the three and nine months ended September 30, 2026, the Company repurchased 501,492 shares and 2,745,380 shares, respectively, at an average repurchase price of approximately $8.61 and $9.69 per share, respectively, for an aggregate amount of approximately $4.3 million and $26.6 million, respectively, excluding commissions.

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
As of September 30, 2026, the number of ordinary shares authorized under the 2018 LTIP was 18,641,433. Upon adoption of the 2018 LTIP, no new awards are permitted under the 2012 LTIP.

As of September 30, 2026, the number of ordinary shares authorized under the 2020 EIIP was 1,485,000 and 696,163 ordinary shares remained available for future awards under the 2020 EIIP. The Company’s Board of Directors has adopted a series of amendments to increase the ordinary shares available for issuance under the 2020 EIIP and it reserves the right to both amend the 2020 EIIP to increase the number of ordinary shares available and make additional awards to key new hires.

The Company’s option awards generally vest over four years, while RSU awards generally vest over either two or three years. As of September 30, 2026, 4,542,176 ordinary shares remained available for grant under the Company’s equity incentive plans.

Share-based Compensation Expense

Share-based compensation expense recorded in these Condensed Consolidated Financial Statements was based on awards granted under the 2012 LTIP, the 2018 LTIP, and the 2020 EIIP. The estimated forfeiture rate as of September 30, 2026 was 8%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize changes in stock-based compensation expense in the future.

The amount of unearned share-based compensation related to unvested stock options at September 30, 2026, is $28.6 million. The weighted-average period over which this unearned share-based compensation is expected to be recognized is 2.78 years.

The following table summarizes share-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,779	$2,471	$5,440	$11,990
General and administrative	4,629	4,728	14,018	16,495
Restructuring costs (1)	—	—	1,743	2,081
Total share-based compensation expense	$6,408	$7,199	$21,201	$30,566
________________
(1)Restructuring costs for the nine months ended September 30, 2026 and 2025 includes $1.7 million and $2.1 million of share-based compensation expense related to the contractual acceleration of vesting of certain option and restricted stock unit award agreements.

The Company recognized no tax benefits for the three and nine months ended September 30, 2026 and 2025 due to the Company’s full valuation allowance on its deferred tax assets.
The fair value of the options granted to employees and non-employee directors during the three and nine months ended September 30, 2026 and nine months ended September 30, 2025 was estimated as of the grant date using the Black-Scholes option-pricing model using the key assumptions listed in the following table. There were no stock options granted during the three months ended September 30, 2025, thus no key assumptions are shown in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026			2026			2025
Expected volatility	70.9%	-	70.9%	70.9%	-	75.1%	76.5%	-	79.0%
Risk-free interest rate	4.4%	-	4.5%	3.6%	-	4.5%	3.8%	-	4.4%
Expected dividend yield	—%			—%			—%
Expected term (in years)	4.36	-	4.36	4.22	-	5.98	4.78	-	5.76
Weighted average grant date fair value	$5.48			$6.27			$9.49

The fair value of employee stock options is amortized on a straight-line basis over the requisite service period for each award. Each of the inputs discussed above is subjective and generally requires management judgment to determine.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	10,289,294	$24.18	5.03	$402
Granted	2,326,550	9.46
Exercised	—	—
Forfeited	(277,382)	16.43
Expired	(1,431,250)	26.18
Outstanding at September 30, 2026	10,907,212	$20.98	5.48	$182
Vested and expected to vest at September 30, 2026	10,560,208	$21.26	5.37	$182
Exercisable at September 30, 2026	7,552,265	$23.98	3.97	$181

The following table summarizes the activity and related information for RSUs during the nine months ended September 30, 2026:

	Number of Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2025	1,090,778	$7.63	1.08	$10,417
Units Granted	555,688	9.38
Units Vested	(676,735)	7.28
Units Forfeited	(25,684)	14.95
Unvested at September 30, 2026	944,047	$8.71	1.33	$7,911
Unvested and expected to vest at September 30, 2026	846,467	$8.70	1.29	$7,093

As of September 30, 2026, total compensation cost not yet recognized related to unvested RSUs was $6.8 million, which is expected to be recognized over a weighted-average period of 2.21 years. RSUs settle into ordinary shares upon vesting.

Cash Settled RSU Awards

In July 2025, the Company granted RSU awards to certain employees under the 2018 LTIP. Such awards have a three-year vesting schedule, with the first vesting date in July 2026, with subsequent vesting dates in July 2027 and July 2028, and settle in ordinary shares of the Company upon vesting. Prior to the first vesting date, the Company’s Compensation Committee (and Board of Directors, in the case of the Company’s CEO) approved an amendment to modify certain RSU Award Agreements such that the holders were offered the choice to receive settlement in the form of cash rather than in the form of ordinary shares of the Company. In July 2026, the Company offered and certain RSU award holders accepted the option to receive cash settlement for all or a portion of the RSU awards that vested pursuant to their terms as of July 28, 2026. On July 28, 2026, 369,600 vested RSUs were settled in cash for an aggregate amount of $3.2 million.

This cash settlement modification meets the criteria for short-term inducement under ASC 718 and the Company determined the modification date as the date the RSU award holders accepted the offer to receive settlement of the RSU awards in the form of cash. The Company calculated the fair value of the RSU awards immediately before and after the respective dates that the individual award holders accepted the offer to cash settle the RSU awards, resulting in.an incremental share-based compensation expense of $1.0 million. The cash settlement feature represents a cash-funded obligation and as a result, the modified RSU awards no longer qualify for equity classification under ASC 718. Accordingly, on the modification date, the Company reclassified the awards from equity to liabilities and remeasured the liabilities at fair value with changes recorded in the Statement of Operations until settlement.

Net-share Settled RSU Awards

In July 2025, the Company granted RSU awards to certain employees under the 2018 LTIP. Such awards have a three-year vesting schedule, with the first vesting date in July 2026, with subsequent vesting dates in July 2027 and July 2028, and settle in ordinary shares of the Company upon vesting. Prior to the first vesting date, the Company’s Compensation Committee (and Board of Directors, in the case of the Company’s CEO) approved an amendment to the RSU Award Agreements with respect to the portion of the RSUs that were scheduled to vest in July 2026 whereby the Company would withhold shares (rather than sell shares in the market) to satisfy the tax withholding obligations. In July 2026, upon vesting of 147,840 shares of these RSUs, the Company withheld 53,701 ordinary shares with a fair market value of $8.56 for an aggregate tax withholding amount of $0.5 million and the remaining 94,139 ordinary shares were issued to employees.
10. Income Taxes
The major taxing jurisdictions for the Company are Ireland and the U.S. The Company recorded an income tax expense of $2.0 thousand and $5.0 thousand for the three and nine months ended September 30, 2026, as compared to an income tax benefit of $0.4 million and an income tax expense of $43.3 million for the three and nine months ended September 30, 2025, respectively. The provision for income taxes differs from the statutory tax rate of 12.5% applicable to Ireland primarily due to Irish exempt income, Irish and U.S. net operating losses, for which a tax provision benefit is not recognized due to the full valuation allowance against deferred tax assets, and U.S. income taxed at different rates.

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

Management performs an assessment of its DTAs each period. Based upon the weight of available evidence, management continues to believe that it is not more likely than not the Company will realize the benefits of its DTAs. Accordingly, the Company had a full valuation allowance against its federal, state and Irish DTAs as of September 30, 2026.
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

The Company recorded a net increase in the restructuring liability of approximately $0.2 million and a net reduction of approximately $12.7 million for the three and nine months ended September 30, 2026, respectively. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

The following table summarizes the restructuring liability and utilization by cost type associated with the restructuring activities during the three and nine months ended September 30, 2026 (in thousands):

	Restructuring Liability
	Termination Benefits		Contract Termination Costs		Total
Balance at December 31, 2025	$1,091		$12,212		$13,303
Restructuring Charges	954		(5,198)	(1)	(4,244)
Reduction for cash payments	(191)		(35)		(226)
Foreign Exchange	(3)		(245)		(248)
Balance at March 31, 2026	$1,851		$6,734		$8,585
Restructuring Charges	2,414		—		2,414
Adjustment for non-cash charges	(1,743)	(2)	—		(1,743)
Reduction for cash payments	(2,173)		(6,673)		(8,846)
Foreign Exchange	—		(61)		(61)
Balance at June 30, 2026	$349		$—		$349
Restructuring Charges	420		—		420
Reduction for cash payments	(182)		—		(182)
Balance at September 30, 2026	$587		$—		$587

(1)Restructuring charges for contract termination costs for the nine months ended September 30, 2026 include a reduction in contract termination costs associated with one or more third-party vendors.
(2)Restructuring charges for termination benefits for the nine months ended September 30, 2026 include a $1.7 million share-based compensation expense related to the contractual acceleration of vesting of certain option and restricted stock unit award agreements.

The total amount expected to be incurred at inception in connection with the restructuring plan was $32.6 million. The cumulative amount incurred to date as of September 30, 2026 was $28.7 million. The restructuring liability is included in current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2026.
12. Subsequent Events

In October 2026, following an internal strategic review, Bristol Myers Squibb informed Prothena that it decided not to advance PRX019 further in the clinic.
Pursuant to the PRX019 Global License Agreement, in addition to the upfront payment, the Company was eligible to receive further development, regulatory, and sales milestones of up to $617.5 million. The Company was also eligible to receive tiered royalties on annual, worldwide net sales of Licensed Products. In connection with termination of the PRX019 Global License Agreement, Bristol Myers Squibb will not owe any of the foregoing to the Company.

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

Fueled by our deep scientific expertise built over decades of research, we are advancing a pipeline of therapeutic candidates for a number of indications and novel targets for which our ability to integrate scientific insights around neurological dysfunction and the biology of misfolded proteins can be leveraged. The Company’s pipeline includes both wholly-owned and partnered programs being developed for the potential treatment of diseases including Parkinson’s disease, ATTR amyloidosis with cardiomyopathy, Alzheimer’s disease and Amyotrophic lateral sclerosis (ALS). Prothena is developing and applying CYTOPE® a novel technology that incorporates a cell-internalizing domain to drive efficient cytosolic delivery with highly specific marcomolecular effectors.

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

Phase 2b PADOVA Clinical Trial

In December 2024, topline results were announced from the Phase 2b clinical trial (PADOVA) conducted by partner Roche investigating prasinezumab in 586 people with early-stage Parkinson’s disease, treated for a minimum of 18 months while on stable symptomatic treatment. Prasinezumab showed potential clinical effect in the primary endpoint of time to confirmed motor progression, as assessed by ≥5 point increase in Movement Disorder Society – Unified Parkinson’s Disease Rating Scale (“MDS-UPDRS”) Part III score from baseline, with a HR=0.84 [0.69-1.01] and p=0.0657. The effect of prasinezumab was more pronounced in a pre-specified analysis in the population treated with levodopa (75% of participants), HR=0.79 [0.63-0.99] and nominal p=0.0431. Pre-specified supplementary covariate-adjusted analyses of these endpoints demonstrated nominally significant effects on the primary endpoint (HR=0.81 [0.67-0.98]; nominal p=0.0334) and in the levodopa subgroup (HR=0.76 [0.61-0.95]; nominal p=0.0175). Covariates used for adjustment: medication at baseline, H&Y stage, DaT-SPECT, age, sex, baseline dependent parameter. Consistent positive trends across multiple secondary and exploratory endpoints were also observed. Prasinezumab continues to be well tolerated and no new safety signals were observed in the study. In June 2026, Roche published the results from the Phase 2b PADOVA trial in The Lancet, a leading peer-reviewed medical journal, which highlighted a prespecified exploratory efficacy analysis of the difference in change from baseline measures at week 104 in change in MDS-UPDRS Part III off-medication score favored prasinezumab (nominal p=0.012 and a relative reduction in progression of 35%) and in the respective analysis in the levodopa subgroup, the difference in change from baseline at week 104 in MDS-UPDRS Part III off-medication score also favored prasinezumab (nominal p=0.018 and a relative reduction in progression of 40%). In March 2026, Roche presented an analysis from the ongoing PADOVA open-label extension (OLE) study at the International Conference on Alzheimer’s and Parkinson’s Diseases and Related Neurological Disorders (“AD/PD 2026”). Longer term data from the PADOVA OLE study in early-stage PD showed a sustained effect of prasinezumab in slowing Parkinson’s progression on top of effective symptomatic therapies. The totality of the evidence suggests a possible clinical benefit of prasinezumab and informed the initiation of the Phase 3 PARAISO study.

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

Phase 2 Clinical Trial

A Phase 2 clinical trial of coramitug in 105 patients with ATTR amyloidosis with cardiomyopathy was conducted by Novo Nordisk (NCT05442047). Top-line results were presented as a late-breaking session at the American Heart Association (AHA) Scientific Sessions in November 2025 and simultaneously published in the AHA journal, Circulation. Treatment with coramitug 60 mg/kg resulted in a statistically significant reduction and improvement from baseline in NT-proBNP levels compared with placebo (–48%; p=0.0017) over 52 weeks and notably with a reduction at in NT-proBNP levels at 12 months from baseline. This favorable reduction was achieved on top of background use of standard-of-care TTR stabilizers in most patients (80% in the coramitug 60 mg/kg group and 85.7% in the placebo group). Coramitug 60 mg/kg showed an estimated treatment difference of 13.45 meters in the six-minute walk test (6MWT) vs. placebo. Statistical significance was not achieved on the 6MWT endpoint, however this was potentially due to the small sample size and relatively short study duration. In addition, across a wide range of echocardiographic parameters, including measures of left ventricle (LV) and right ventricle (RV) systolic function, diastolic function, and estimated pulmonary arterial pressures, coramitug 60 mg/kg was associated with improvements versus placebo, suggestive of favorable cardiac remodeling. In October 2026, Novo Nordisk presented a post hoc exploratory analysis at the Heart Failure Society of America (HSFA) Annual Scientific Meeting from the Phase 2 clinical trial showing a favorable trajectory of the inflammatory biomarker high-sensitivity C-reactive protein (hsCRP) with a reduction of approximately 8% in hsCRP levels in the pooled coramitug dose groups (10 mg/kg and 60 mg/kg) at week 52 compared to an approximate 33% increase in hsCRP levels in the placebo group (treatment ratio versus placebo was 0.66; nominal p=0.0269). Coramitug demonstrated an acceptable safety profile and was generally well tolerated.

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

Moponetug (formerly PRX005) for the Potential Treatment of Alzheimer’s Disease

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

BMS is currently conducting a Phase 1, open-label, multi-part clinical trial in approximately 84 participants, to evaluate the drug levels, absolute bioavailability, safety, tolerability, and immunogenicity of single-dose of moponetug following intravenous and subcutaneous administrations in healthy adults and multiple-doses of moponetug in participants with early Alzheimer's disease.

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

PRX019 for the Potential Treatment of Neurodegenerative Diseases

PRX019 is an investigational antibody for the potential treatment of neurodegenerative diseases.

In December 2023, the FDA cleared the IND application for PRX019. In November 2024, we announced that we had initiated a Phase 1 first-in-human clinical trial to evaluate the safety, tolerability, immunogenicity, and pharmacokinetics of single ascending and multiple doses in healthy adults. In the first half of 2026, we completed the Phase 1 clinical trial which successfully demonstrated a benign safety and tolerability profile, no immunogenicity, and dose-dependent pharmacokinetics and pharmacodynamic effects meeting our prespecified pharmacodynamic targets.

PRX019 had been subject to an exclusive global license agreement with Bristol Myers Squibb, which included payment of an upfront fee of $80 million in 2024. In October 2026, following a strategic review, Bristol Myers Squibb informed Prothena that it decided not to advance PRX019 further in the clinic and was exercising its right to terminate the associated license agreement.

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

TDP-43 CYTOPE®

In November 2025, we presented a poster titled Treatment with a Cell-Internalizing CYTOPE® Targeting pTDP-43 Reduces Intraneuronal Pathology in a Mouse Model of ALS at Neuroscience 2025, hosted by the Society for Neuroscience (SfN) and subsequently presented encores at the 36th International Symposium of ALS/MND 2025 and the 2026 European Network to Cure ALS (ENCALS). The scientific poster described our TDP-43 CYTOPE® developed using our new CYTOPE® technology. CYTOPE® enables precise targeting of intracellular disease pathways in the brain and periphery through an endosomal uptake and escape mechanism that preserves membrane and vesicle integrity following systemic administration. To demonstrate the potential of CYTOPE® we developed and investigated our TDP-43 CYTOPE® program in multiple preclinical models which was the basis of the scientific presentation.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2026, from the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.

Recent Accounting Pronouncements

Except as described in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2026, as compared to the recent accounting pronouncements described in our 2025 Form 10-K, that are of significance or potential significance to us.

Results of Operations
Comparison of three and nine months ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Collaboration revenue	$620	$2,415	$(1,795)	(74)%
Total revenue	$620	$2,415	$(1,795)	(74)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Collaboration revenue	$2,664	$9,613	$(6,949)	(72)%
Revenue from license and intellectual property	50,050	50	50,000	100,000%
Total revenue	$52,714	$9,663	$43,051	446%
Total revenue was $0.6 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and $52.7 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Collaboration revenue was $0.6 million and $2.7 million for the three and nine months ended September 30, 2026, compared to $2.4 million and $9.6 million for the three and nine months ended September 30, 2025. Collaboration revenue for three and nine months ended September 30, 2026 and 2025 was related to the partial performance of our PRX019 Phase 1 Clinical Trial Obligation.
As of September 30, 2026, the Company has no deferred revenue related to the remaining performance obligations under the PRX019 Global License Agreement related to PRX019 Phase 1 Clinical Trial Obligations. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Collaboration Agreement with BMS for more information.
Intellectual property revenue for the nine months ended September 30, 2026, included $50.0 million in a milestone payment from Novo Nordisk for the continued advancement of coramitug in the Phase 3 CLEOPATTRA clinical trial. See Note 7, “Significant Agreements” to the Condensed Consolidated Financial Statements regarding the Novo Nordisk Share Purchase Agreement for more information. For the nine months ended September 30, 2026, and 2025, license revenue included $50 thousand in each period, respectively, in license fees recognized under the License Agreement entered into on March 1, 2020, between the Company's wholly owned subsidiary, Prothena Biosciences Limited, and F. Hoffmann-La Roche Ltd.

Operating Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development	$8,427	$28,938	$(20,511)	(71)%
General and administrative	10,594	13,238	(2,644)	(20)%
Restructuring costs	420	479	(59)	(12)%
Total operating expenses	$19,441	$42,655	$(23,214)	(54)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development	$29,852	$120,266	$(90,414)	(75)%
General and administrative	34,159	46,746	(12,587)	(27)%
Restructuring costs	(1,410)	33,088	(34,498)	(104)%
Total operating expenses	$62,601	$200,100	$(137,499)	(69)%

Total operating expenses consist of research and development (“R&D”) expenses, general and administrative (“G&A”) expenses, and restructuring costs. Our operating expenses were $19.4 million and $42.7 million for the three months ended September 30, 2026 and 2025, respectively, and $62.6 million and $200.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Our research activities are aimed at developing new drug products. Our development activities involve the translation of our research into potential new drugs. Our R&D expenses historically consisted primarily of personnel costs and related expenses, including share-based compensation and external costs associated with clinical activities and drug development related to our drug programs, and preclinical activities related to our discovery programs. We also incurred clinical trial wind down costs for programs that we are no longer advancing in clinical development, including birtamimab and PRX012.
Our G&A expenses primarily consist of personnel costs and related expenses, including share-based compensation and consulting expenses.
Research and Development Expenses
Our R&D expense decreased by $20.5 million or 71% for the three months ended September 30, 2026, and decreased by $90.4 million or 75% for the nine months ended September 30, 2026, compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, was primarily due to lower clinical trial expenses primarily related to PRX012 and birtamimab wind down, lower personnel expenses and lower consulting expenses.
The following table sets forth the R&D expenses for our major programs (specifically, programs with successful first dosing in a Phase 1 clinical trial and that have material expenditures in the periods presented), which were birtamimab, PRX012, PRX019, and other R&D expenses for the three and nine months ended September 30, 2026, and 2025, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Birtamimab (NEOD001)	$58	$7,136	$19	$52,483
PRX012	1,067	14,653	8,681	47,821
PRX019(1)	365	2,192	3,723	6,118
Other R&D(2)	6,937	4,957	17,429	13,844
Total research and development	$8,427	$28,938	$29,852	$120,266

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
General and Administrative Expenses
Our G&A expenses decreased by $2.6 million or 20% for the three months ended September 30, 2026 and decreased $12.6 million or 27% for the nine months ended September 30, 2026, compared to the same periods in the prior year primarily due to lower personnel expenses and lower G&A consulting.

Restructuring Costs

In June 2025, we commenced a restructuring plan following our decision in May 2025 to discontinue further development of birtamimab. For the three months ended September 30, 2026, our restructuring costs were $0.4 million which primarily consisted of termination benefits. For the nine months ended September 30, 2026, there was $1.4 million of restructuring credit. The decline in restructuring costs for the nine months ended September 30, 2026 compared to the same period in the prior year was significantly lower due to lower contract termination costs and lower termination benefits as we conclude restructuring activities. See Note 11, “Restructuring” to the Condensed Consolidated Financial Statements for more information.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income	$2,321	$3,351	$(1,030)	(31)%
Other expense, net	(7)	(23)	16	(70)%
Total other income, net	$2,314	$3,328	$(1,014)	(30)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income	$7,290	$11,493	$(4,203)	(37)%
Other income (expense), net	231	(306)	537	nm
Total other income, net	$7,521	$11,187	$(3,666)	(33)%
______________
nm - not meaningful

Interest income decreased by $1.0 million or 31% for the three months ended September 30, 2026 and $4.2 million or 37% for the nine months ended September 30, 2026, compared to the same periods in the prior year primarily due to lower interest income from our cash and money market accounts resulting from lower cash balances and lower yields.

Other income (expense), net for the three and nine months ended September 30, 2026, was primarily due to foreign exchange gains and losses from transactions with vendors denominated in euros.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$2	$(371)	$373	nm

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Provision for income taxes	$5	$43,253	$(43,248)	(100)%
______________
nm - not meaningful

Provision for income taxes increased by $0.4 million for the three months ended September 30, 2026, and decreased by $43.2 million for the nine months ended September 30, 2026, compared to the same periods in the prior year. The income tax benefit for the three months ended September 30, 2025, was primarily due to the enactment of the One Big Beautiful Bill Act on July 4, 2025, which provided for the immediate expensing of U.S. research and development expenditures. The decrease in income tax expense for the nine months ended September 30, 2026, compared to the same periods in the prior year, was primarily due to recording a valuation allowance for the federal deferred tax assets during the nine months ended September 30, 2025. The tax provision presented for the three and nine months ended September 30, 2026, reflects U.S. state taxes associated with recurring profits attributable to intercompany services that our U.S. subsidiary performs for the Company.

The Company maintains a full valuation allowance on its deferred tax assets. No tax benefit has been recorded related to tax losses recognized in Ireland or the U.S. and any deferred tax assets for those losses are offset by a valuation allowance.

Liquidity and Capital Resources

Overview

	September 30,	December 31,
	2026	2025
Working capital	$262,428	$274,350
Cash and cash equivalents	$271,368	$307,531
Total assets	$283,520	$326,804
Total liabilities	$14,683	$46,330
Total shareholders’ equity	$268,837	$280,474

Working capital was $262.4 million as of September 30, 2026, a decrease of $11.9 million from working capital of $274.4 million as of December 31, 2025. This decrease in working capital during the nine months ended September 30, 2026, was primarily attributable to cash used in operating and financing activities offset in part by the $50.0 million milestone payment from Novo Nordisk.

As of September 30, 2026, we had $271.4 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents at September 30, 2026 are sufficient to meet our obligations for at least the next twelve months. To operate beyond such period, or if we elect to increase our spending on research and development programs significantly above current long-term plans or enter into potential licenses and/or other acquisitions of complementary technologies, products or companies, we may need additional capital. Additionally, in order to develop and obtain regulatory approval for our potential products we will need to raise substantial additional capital. We expect to continue to finance future capital needs that exceed our existing cash and cash equivalents, payments pursuant to our agreements with Roche, BMS, and Novo Nordisk, and, to the extent necessary, other collaboration agreements with corporate partners, or other arrangements, and through proceeds from public or private equity or debt financings, and loans. We cannot assume that such additional financings will be available on acceptable terms, if at all, and such financings may only be available on terms dilutive to our shareholders.

In managing our liquidity needs in Ireland, we do not rely on unrepatriated earnings as a source of funds. As of September 30, 2026, $237.5 million of our outstanding cash and cash equivalents related to U.S. operations are considered permanently reinvested. We do not intend to repatriate these funds. However, if these funds were repatriated back to Ireland, we would incur a withholding tax from the dividend distribution.

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

Cash Flows

The following table summarizes the primary sources and uses of cash for each of the periods presented, in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(8,135)	$(140,268)
Net cash used in investing activities	(725)	(138)
Net cash used in financing activities	(27,303)	(139)
Net decrease in cash, cash equivalents and restricted cash	$(36,163)	$(140,545)

Cash Used in Operating Activities

Net cash used in operating activities was $8.1 million for the nine months ended September 30, 2026, which was primarily due to ongoing research and development activities, general and administrative expenses to support those activities (adjusted to exclude non-cash charges for share-based compensation expense), cash settlement of certain vested restricted stock units, and payments related to our restructuring activities, offset in part by $50.0 million milestone payment from Novo Nordisk and interest income.

Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2026 which consisted of expenditures to purchase property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was $27.3 million for the nine months ended September 30, 2026, which consisted primarily of cash used to repurchase our ordinary shares of $26.8 million and payments of payroll taxes of $0.5 million related to shares withheld for taxes from certain vested restricted stock units.

Nine Months Ended September 30, 2025

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our third quarter 2025 Quarterly Report on Form 10-Q for a discussion of the cash flows for the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

At September 30, 2026, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of September 30, 2026, consisted of minimum cash payments under operating leases of $6.6 million, purchase obligations of $1.4 million (of which $0.4 million is included in current liabilities), cash obligations under our restructuring plan of $0.6 million (of which all of it is included in current liabilities), and contractual obligations under license agreements of $35,000. Purchase obligations consist of non-cancelable purchase commitments to suppliers. Operating leases represent our future minimum rental commitments under our non-cancelable operating leases. For additional information regarding the timing for our contractual obligations see Note 6, “Commitments and Contingencies” to Condensed Consolidated Financial Statements.
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

In October 2022, we entered into a noncancelable operating sublease to lease approximately 31,157 square feet of office and laboratory space in Brisbane, California. We are obligated to make lease payments totaling approximately $14.9 million over the lease term, which expires on September 30, 2028, unless terminated earlier. Of this obligation, approximately $6.6 million remains outstanding as of September 30, 2026.

The following is a summary of our contractual obligations as of September 30, 2026 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Operating leases (1)	$6,649	$819	$3,307	$2,523	$—	$—	$—
Purchase obligations (2)	1,444	1,435	9	—	—	—	—
Obligations under the restructuring plan(3)	587	587	—	—	—	—	—
Contractual obligations under license agreements	35	20	15	—	—	—	—
Total	$8,715	$2,861	$3,331	$2,523	$—	$—	$—

(1) See Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
(2) As of the filing date, there were no material changes to our purchase obligations subsequent to September 30, 2026.
(3) Includes cash obligations under our restructuring plan. For additional information, see Note 11, “Restructuring” to our Condensed Consolidated Financial Statements. As of the filing date, there were no material changes to our cash obligations under the restructuring plan subsequent to September 30, 2026.

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

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreements with contract manufacturers for drug supplies which are primarily denominated in euros. For the nine months ended September 30, 2026, we recorded a gain on foreign currency exchange rate differences of approximately $231,000 and a loss of $306,000 during the nine months ended September 30, 2025. If we increase our business activities that require the use of foreign currencies, we may be exposed to losses if the euro and other such currencies continue to strengthen against the U.S. dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not generate the cash that is necessary to finance our operations in the foreseeable future. We incurred net loss of $2.4 million for the nine months ended September 30, 2026, and net losses of $244.1 million and $122.3 million, and $147.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of September 30, 2026, we had an accumulated deficit of $1.3 billion. We expect to continue to incur substantial losses for the foreseeable future as we:
•support potential clinical trials for our programs;
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
As of September 30, 2026, we had cash and cash equivalents of $271.4 million. The majority of such cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Although we believe, based on our current business plans, that our existing cash and cash equivalents will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in order to continue the research and development, and eventual commercialization, of our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation:
•the timing of progress, results, and costs of our clinical trials, including the Phase 3 clinical trial for prasinezumab being conducted by Roche, the Phase 3 clinical trial for coramitug (formerly PRX004) being conducted by Novo Nordisk, and the Phase 2 clinical trial for moponetug (formerly BMS-986446/PRX005) being conducted by BMS;

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
The operational and financial impact of a business disruption beyond our control, such as a public health crisis, geopolitical turmoil, or an adverse weather event has, and could, adversely affect our business in the following ways:
•As we have seen with the outbreak of the COVID-19 pandemic, outbreaks of epidemic, pandemic, or contagious disease or other public health emergencies have historically and may in the future disrupt our operations, including clinical trials, research and nonclinical studies, the manufacture or shipment of both drug substance and finished drug product for drug candidates for preclinical testing and clinical trials, and access to stable credit and financial markets in the United States and worldwide. For example, the Phase 2 clinical trial for prasinezumab conducted by Roche was disrupted by the COVID-19 pandemic as a result of (i) the inability or unwillingness of study participants, site investigators or other study personnel to travel to clinical trial sites or otherwise follow study protocols and (ii) the diversion of healthcare resources away from the conduct of clinical trials.
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
There is no assurance that the results of the Phase 3 clinical trial for prasinezumab, the Phase 3 clinical trial for coramitug, and the Phase 2 clinical trial for moponetug will support further development of these drug candidates. In addition, we currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.
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
We cannot predict whether we, or our partners (as applicable), will encounter problems with the Phase 3 clinical trial for prasinezumab, the Phase 3 clinical trial for coramitug, the Phase 2 clinical trial for moponetug, or any other future clinical trials that will cause us or any regulatory authority to delay, suspend or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing or planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital raising transactions, or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to continue to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us. As of September 30, 2026, the number of ordinary shares available for issuance pursuant to outstanding and future equity awards under our equity plans was 16,393,435.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below is a summary of share repurchases for the three months ended September 30, 2026. See Note 8, “Shareholders’ Equity” to the Condensed Consolidated Financial Statements for more information regarding our share repurchase plan.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value that May Yet be Purchased Under the Plan (in thousands)
July 1, 2026 - July 31, 2026 (1),(2)	501,492	$8.61	501,492	$73,398
August 1, 2026 - August 31, 2026	—	$—	—	$73,398
September 1, 2026 - September 30, 2026	—	$—	—	$73,398
Total	501,492		501,492

(1) The total number of shares excludes 53,701 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon the vesting of net-shares settled restricted stock awards.

(2) Excludes 369,600 shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted a portion of vested shares necessary to satisfy income tax withholding requirements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated:	November 5, 2026	Prothena Corporation plc (Registrant)

/s/ Gene G. Kinney
Gene G. Kinney
President and Chief Executive Officer

/s/ Tran B. Nguyen
Tran B. Nguyen
Chief Financial Officer